Form 10-Q
period 2014-05-29
MICRON TECHNOLOGY INC
filed 2014-07-03
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2014

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of June 26, 2014, was 1,070,823,247.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Net sales	$3,982	$2,318	$12,131	$6,230
Cost of goods sold	2,614	1,762	8,079	5,091
Gross margin	1,368	556	4,052	1,139

Selling, general and administrative	174	127	527	369
Research and development	349	226	1,013	664
Restructure and asset impairments	9	55	18	94
Other operating (income) expense, net	(3)	(1)	235	(17)
Operating income	839	149	2,259	29

Interest income	5	2	16	8
Interest expense	(80)	(54)	(264)	(167)
Other non-operating income (expense), net	(21)	(45)	(223)	(263)
	743	52	1,788	(393)

Income tax (provision) benefit	(72)	1	(215)	(3)
Equity in net income (loss) of equity method investees	135	(10)	355	(120)
Net income (loss)	806	43	1,928	(516)

Net income attributable to noncontrolling interests	—	—	(33)	(2)
Net income (loss) attributable to Micron	$806	$43	$1,895	$(518)

Earnings (loss) per share:
Basic	$0.76	$0.04	$1.79	$(0.51)
Diluted	0.68	0.04	1.58	(0.51)

Number of shares used in per share calculations:
Basic	1,067	1,024	1,058	1,018
Diluted	1,190	1,047	1,196	1,018

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Net income (loss)	$806	$43	$1,928	$(516)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13)	(7)	(17)	2
Gain (loss) on derivative instruments, net	(2)	(1)	(6)	(9)
Gain (loss) on investments, net	—	(1)	2	(2)
Pension liability adjustments	—	—	2	(1)
Other comprehensive income (loss)	(15)	(9)	(19)	(10)
Total comprehensive income (loss)	791	34	1,909	(526)
Comprehensive (income) loss attributable to noncontrolling interests	—	(1)	(33)	(3)
Comprehensive income (loss) attributable to Micron	$791	$33	$1,876	$(529)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	May 29, 2014	August 29, 2013
Assets
Cash and equivalents	$4,062	$2,880
Short-term investments	202	221
Receivables	2,715	2,329
Inventories	2,532	2,649
Restricted cash	—	556
Other current assets	194	276
Total current assets	9,705	8,911
Long-term marketable investments	545	499
Property, plant and equipment, net	8,021	7,626
Equity method investments	744	396
Intangible assets, net	343	386
Deferred tax assets	693	861
Other noncurrent assets	444	439
Total assets	$20,495	$19,118

Liabilities and equity
Accounts payable and accrued expenses	$2,828	$2,115
Deferred income	282	243
Equipment purchase contracts	142	182
Current debt	1,508	1,585
Total current liabilities	4,760	4,125
Long-term debt	4,137	4,452
Other noncurrent liabilities	813	535
Total liabilities	9,710	9,112

Commitments and contingencies

Redeemable convertible notes	88	—

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,070 shares issued and outstanding (1,044 as of August 29, 2013)	107	104
Additional capital	8,210	9,187
Retained earnings (accumulated deficit)	1,579	(212)
Accumulated other comprehensive income	44	63
Total Micron shareholders' equity	9,940	9,142
Noncontrolling interests in subsidiaries	757	864
Total equity	10,697	10,006
Total liabilities and equity	$20,495	$19,118

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, Unaudited)

Nine Months Ended	May 29, 2014	May 30, 2013
Cash flows from operating activities
Net income (loss)	$1,928	$(516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,550	1,354
Amortization of debt discount and other costs	130	86
Loss on restructure of debt	182	31
Stock-based compensation	81	61
Adjustment to gain on MMJ Acquisition	33	—
(Gains) losses from currency hedges, net	19	224
Equity in net (income) loss of equity method investees	(355)	120
Noncash restructure and asset impairments	(17)	91
Change in operating assets and liabilities:
Receivables	(330)	(280)
Inventories	117	38
Accounts payable and accrued expenses	575	44
Customer prepayments	71	(95)
Deferred income taxes, net	184	(5)
Other	184	(59)
Net cash provided by operating activities	4,352	1,094

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,518)	(964)
Purchases of available-for-sale securities	(475)	(574)
Payments to settle hedging activities	(25)	(216)
Decrease in restricted cash	559	1
Proceeds from sales and maturities of available-for-sale securities	442	592
Proceeds from settlement of hedging activities	16	23
Other	78	(32)
Net cash provided by (used for) investing activities	(923)	(1,170)

Cash flows from financing activities
Repayments of debt	(3,134)	(664)
Payments on equipment purchase contracts	(292)	(162)
Cash paid to purchase common stock under equity plans	(75)	(5)
Cash paid for capped call transactions	—	(48)
Proceeds from issuance of debt	1,062	812
Proceeds from issuance of common stock under equity plans	247	68
Proceeds from equipment sale-leaseback transactions	14	106
Cash received from capped call transactions	—	24
Other	(56)	(74)
Net cash provided by (used for) financing activities	(2,234)	57

Effect of changes in currency exchange rates on cash and cash equivalents	(13)	—

Net increase (decrease) in cash and equivalents	1,182	(19)
Cash and equivalents at beginning of period	2,880	2,459
Cash and equivalents at end of period	$4,062	$2,440

Noncash investing and financing activities:
Exchange of convertible notes	$756	$—
Acquisition of noncontrolling interest	127	—
Equipment acquisitions on contracts payable and capital leases	294	387
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc., including its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise), is one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2013. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our third quarters of fiscal 2014 and 2013 ended on May 29, 2014 and May 30, 2013, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2013.

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

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together, the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions ("Financing Entities"). Neither we nor the Financing Entities have an equity ownership interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the EQUVO Entities are merely financing vehicles and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that most significantly impact their economic performance and we do not consolidate the EQUVO Entities.

SC Hiroshima Energy Corporation: SC Hiroshima Energy Corporation ("SCHE") is an entity created to construct and operate a cogeneration electrical power plant to support our wafer manufacturing facility in Hiroshima, Japan. SCHE is a VIE due to the nature of its tolling agreements with us and our purchase and call options for SCHE's assets. We do not have an equity ownership interest in SCHE. We do not control the operation and maintenance of the plant, which we have determined are the activities of SCHE that most significantly impact its economic performance. Therefore, we do not consolidate SCHE.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU will be effective for us in our first quarter of 2018.  Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

Micron Memory Japan, Inc.

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida"), now known as Micron Memory Japan, Inc. ("MMJ"), and 89% of Rexchip Electronics Corporation ("Rexchip''), now known as Micron Memory Taiwan Co., Ltd. ("MMT"), for an aggregate of $949 million in cash (collectively, the "MMJ Acquisition"). In the second and third quarters of 2014, we purchased an additional aggregate 10.6% of MMT's outstanding common stock, after which we owned 99.5% of the outstanding common stock of MMT. (See "Equity – Noncontrolling Interests in Subsidiaries – MMT" note.) Both MMJ and MMT manufacture semiconductor memory products including mobile DRAM targeted toward mobile phones and tablets.

In connection with the MMJ Acquisition, we recorded net assets of $2.60 billion and noncontrolling interests of $168 million. Because the fair value of the net assets acquired, less noncontrolling interests, exceeded our purchase price, we recognized a gain on the acquisition of $1.48 billion. In the second quarter of 2014, the provisional amounts as of the acquisition date were adjusted, primarily for pre-petition liabilities. As a result, we recorded a charge of $33 million in the second quarter of 2014 in other non-operating expense for these measurement period adjustments to adjust the gain on the MMJ Acquisition.

The following unaudited pro forma financial information presents the combined results of operations as if the MMJ Acquisition had occurred on September 2, 2011.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany activities.  The unaudited pro forma financial information for the quarter and nine months ended May 30, 2013 includes our results for the quarter and nine months ended May 30, 2013 and the results of MMJ and MMT, including the adjustments described above, for the quarter and nine months ended March 31, 2013. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the MMJ Acquisition occurred on September 2, 2011.

	Quarter Ended May 30, 2013	Nine Months Ended May 30, 2013
Net sales	$3,314	$8,844
Net income	2,068	1,697
Net income attributable to Micron	2,049	1,655
Earnings per share:
Basic	$2.00	$1.63
Diluted	1.96	1.60

Investments

The fair values of available-for-sale investments, which approximated amortized costs, were as follows:

As of	May 29, 2014	August 29, 2013
Money market funds	$370	$1,188
Corporate bonds	446	414
Certificates of deposit	294	349
Government securities	158	168
Asset-backed securities	117	97
Commercial paper	25	61
Marketable equity securities	1	6
	$1,411	$2,283

The table below presents the fair value of available-for-sale debt securities by contractual maturity:

As of	May 29, 2014
Money market funds	$370
Due in 1 year or less	496
Due in 1 - 2 years	262
Due in 2 - 4 years	273
Due after 4 years	9
$1,410

Proceeds from the sales of available-for-sale securities were $78 million and $301 million for the third quarter and first nine months of 2014, respectively, and $346 million and $481 million for the third quarter and first nine months of 2013, respectively. Gross realized gains and losses for the third quarters and first nine months of 2014 and 2013 were not significant. As of May 29, 2014, no available-for-sale security had been in a loss position for longer than 12 months.

Receivables

As of	May 29, 2014	August 29, 2013
Trade receivables (net of allowance for doubtful accounts of $4 and $5, respectively)	$2,357	$2,069
Income and other taxes	73	74
Other	285	186
	$2,715	$2,329

As of May 29, 2014 and August 29, 2013, other receivables included $76 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

As of	May 29, 2014	August 29, 2013
Finished goods	$883	$796
Work in process	1,474	1,719
Raw materials and supplies	175	134
	$2,532	$2,649

Property, Plant and Equipment

As of	May 29, 2014	August 29, 2013
Land	$86	$86
Buildings	5,016	4,835
Equipment	16,822	15,600
Construction in progress	115	84
Software	340	315
	22,379	20,920
Accumulated depreciation	(14,358)	(13,294)
	$8,021	$7,626

Depreciation expense was $508 million and $1.46 billion for the third quarter and first nine months of 2014, respectively, and $421 million and $1.29 billion for the third quarter and first nine months of 2013, respectively. Other noncurrent assets included land held for development of $56 million as of May 29, 2014 and $54 million as of August 29, 2013.

Equity Method Investments

As of	May 29, 2014		August 29, 2013
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$689	33%	$344	35%
Tera Probe	44	40%	40	40%
Other	11	Various	12	Various
	$744		$396
(1) Entity is a variable interest entity.

As of May 29, 2014, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $689 million carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

We recognize our share of earnings or losses from our equity method investments generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Inotera	$134	$(13)	$349	$(121)
Tera Probe	2	—	8	—
Other	(1)	3	(2)	1
	$135	$(10)	$355	$(120)

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009.  On May 15, 2014, Inotera issued 400 million common shares in a public offering at a price equal to 31.50 New Taiwan dollars per share, which was in excess of our carrying value per share. We did not purchase any shares in the offering and our ownership interest decreased from 35% to 33%. As a result of Inotera's offering, we will recognize a non-operating gain of approximately $90 million. Because we recognize the effects of our investment in Inotera on a two-month lag, the gain will be recorded in our fourth quarter of 2014. As of May 29, 2014, we held a 33% ownership interest, Nanya and its affiliates held a 33% ownership interest and the remaining ownership interest in Inotera was publicly held.

As of May 29, 2014, the market value of our equity interest in Inotera was $3.01 billion based on the closing trading price of 42.30 New Taiwan dollars of its shares in an active market. As of May 29, 2014 and August 29, 2013, there were gains of $30 million and $44 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

As of December 31, 2013, Inotera was not in compliance with certain loan covenants and had not been in compliance for the past several years. Inotera received a waiver from complying with the December 31, 2013 financial covenants. As of March 31, 2014, Inotera's liquidity position had improved and its current assets exceeded its current liabilities by $239 million.

Through December 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. In the second quarter of 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement with Inotera (the "Inotera Supply Agreement") under which we are obligated to purchase substantially all of Inotera's DRAM output at a discount from market prices for our comparable components over an initial three-year term. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions, and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three-year wind-down period. In the second quarter of 2014, we extended the initial period of the Inotera Supply Agreement through December 2016. Under the Inotera supply agreements, we purchased $700 million and $2.00 billion of DRAM products in the third quarter and first nine months of 2014, respectively, and $341 million and $742 million in the third quarter and first nine months of 2013, respectively.

Pursuant to a cost-sharing arrangement with Nanya, which was effective through December 31, 2012, our research and development ("R&D") costs were reduced by $19 million in the first nine months of 2013. Nanya ceased participating in the joint development program after December 31, 2012.

Tera Probe

In the fourth quarter of 2013, as part of the MMJ Acquisition, we acquired a 40% interest in Tera Probe, Inc. ("Tera Probe"), which provides semiconductor wafer testing and probe services to us and others. The initial net carrying value of our investment was less than our proportionate share of Tera Probe's equity and the difference is being amortized as a credit to earnings through equity in net income (loss) of equity method investees (the "Tera Probe Amortization"). As of May 29, 2014, the remaining balance of the Tera Probe Amortization was $28 million and is expected to be amortized over a weighted-average period of 6 years.

As of May 29, 2014, the market value of our equity interest in Tera Probe was $37 million based on the closing trading price of its shares in an active market, which was $7 million below our carrying value. We evaluated our investment in Tera Probe and concluded that the decline in the market value below our carrying value was not an other-than-temporary impairment primarily because of the market value improvement subsequent to May 29, 2014, the limited amount of time the fair value was below the carrying value and historical volatility of the stock price.

We incurred manufacturing costs for the third quarter and first nine months of 2014 of $24 million and $88 million, respectively, for services performed by Tera Probe.

Other

Aptina: Other equity method investments included an equity interest in Aptina Imaging Corporation ("Aptina"). The amount of cumulative loss we recognized from our investment in Aptina reduced our investment balance to zero in 2012, at which time we ceased recognizing our proportionate share of Aptina's results of operations.

In the third quarter and first nine months of 2013, we recognized net sales of $61 million and $170 million, respectively, and cost of goods sold of $70 million and $208 million, respectively, from products sold to Aptina under a wafer supply agreement. In the third quarter of 2013, in connection with our sale of Micron Technology Italia, S.r.l. ("MIT") to LFoundry Marsica S.r.l. ("LFoundry"), we assigned to LFoundry our supply agreement with Aptina to manufacture image sensors at MIT. In 2013, we also loaned $45 million to Aptina under a short-term, interest-free, unsecured agreement which was repaid in the first six months of 2014.

On June 9, 2014, ON Semiconductor Corporation announced that it will pay approximately $400 million to acquire Aptina, subject to certain customary closing adjustments. The transaction is expected to close in the fourth quarter of 2014 or first quarter of 2015, subject to required regulatory approvals and customary closing conditions. Upon the successful completion of ON Semiconductor's acquisition of Aptina, our proportionate share of the acquisition proceeds would be based on our diluted ownership interest of approximately 27%.

Intangible Assets

As of	May 29, 2014		August 29, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$670	$(328)	$642	$(269)
Customer relationships	127	(126)	127	(114)
Other	16	(16)	—	—
	$813	$(470)	$769	$(383)

During the first nine months of 2014 and 2013, we capitalized $29 million and $24 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense was $34 million and $88 million for the third quarter and first nine months of 2014, respectively, and $21 million and $62 million for the third quarter and first nine months of 2013, respectively.  Annual amortization expense is estimated to be $108 million for 2014, $77 million for 2015, $65 million for 2016, $55 million for 2017 and $44 million for 2018.

Accounts Payable and Accrued Expenses

As of	May 29, 2014	August 29, 2013
Accounts payable	$1,348	$1,048
Related party payables	703	374
Salaries, wages and benefits	410	267
Customer advances	96	140
Income and other taxes	54	47
Other	217	239
	$2,828	$2,115

As of May 29, 2014 and August 29, 2013, related party payables included $694 million and $345 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement. As of May 29, 2014 and August 29, 2013, related party payables also included $9 million and $29 million, respectively, due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

As of May 29, 2014, customer advances included $90 million for amounts received from a customer in the first quarter of 2014 under a DRAM supply agreement to be applied to purchases at market pricing through September 2016. As of May 29, 2014, other noncurrent liabilities included an additional $113 million from this DRAM supply agreement. As of August 29, 2013, customer advances included $134 million for amounts received from Intel to be applied to purchases under a NAND Flash supply agreement.

Debt

As of			May 29, 2014			August 29, 2013
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments; $1,396 and $1,969 principal amount	N/A	6.25%	$193	$943	$1,136	$527	$1,117	$1,644
Capital lease obligations; imputed rate of 4.31% and 4.07%	N/A	N/A	347	621	968	407	845	1,252
2014 convertible senior notes; $0 and $485 principal amount	1.875%	7.88%	—	—	—	465	—	465
2019 senior notes; $462 principal amount	1.258%	1.97%	92	370	462	—	—	—
2022 senior notes; $600 principal amount	5.875%	6.16%	—	600	600	—	—	—
2027 convertible senior notes; $0 and $175 principal amount	1.875%	6.95%	—	—	—	—	147	147
2031A convertible senior notes; $0 and $345 principal amount	1.500%	6.55%	—	—	—	—	277	277
2031B convertible senior notes;(2)(3) $114 and $345 principal amount	1.875%	6.98%	86	—	86	—	253	253
2032C convertible senior notes;(2) $390 and $550 principal amount	2.375%	5.95%	—	336	336	—	463	463
2032D convertible senior notes;(2) $374 and $450 principal amount	3.125%	6.33%	—	311	311	—	369	369
2033E convertible senior notes;(2)(3) $300 principal amount	1.625%	4.50%	276	—	276	—	272	272
2033F convertible senior notes;(2)(3) $300 principal amount	2.125%	4.93%	264	—	264	—	260	260
2043G convertible senior notes; $1,025 principal amount	3.000%	6.77%	—	633	633	—	—	—
Other notes payable	3.082%	3.67%	250	323	573	186	449	635
			$1,508	$4,137	$5,645	$1,585	$4,452	$6,037
(1) We have either the obligation or the option to pay cash for the aggregate amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.
(2) Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended March 31, 2014 exceeded 130% of the initial conversion price per share, holders had the right to convert their notes at any time during the calendar quarter ended June 30, 2014. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended June 30, 2014 and these notes are therefore convertible by the holders through September 30, 2014.
(3) As a result of these notes being convertible at the option of the holder through June 30, 2014, and because the terms of these notes would require us to pay cash for the principal amount of any converted notes, amounts are classified as current.

Debt Restructure

During the first, second and third quarters of 2014, we initiated a series of actions to restructure our debt as follows:

•	Exchange Transactions: In November 2013, we exchanged $440 million in aggregate principal amount of our 2027 Notes, 2031A Notes and 2031B Notes into 3.00% Convertible Senior Notes due 2043.

•
Debt Conversions and Settlements: In the second and third quarters of 2014, holders of substantially all of our remaining 2014 Notes, 2027 Notes, 2031A Notes (with an aggregate principal amount of $770 million) converted their notes and we settled the conversions in cash for $1,446 million.

•
Cash Repurchases: In the second and third quarters of 2014, we repurchased $263 million in aggregate principal amount of our 2031B Notes, 2032C Notes and 2032D Notes in privately-negotiated transactions for an aggregate of $660 million in cash.

•	Issuance of Non-Convertible Notes: In February 2014, we issued $600 million in principal amount of 5.875% senior notes due February 2022.

Exchange Transactions: On November 12, 2013, in a series of separate non-cash transactions, we exchanged portions of our 2027 Notes, 2031A Notes and 2031B Notes (collectively, the "Exchanged Notes") into 3.00% Convertible Senior Notes due 2043 (the "2043G Notes") (collectively, the "Exchange Transactions"). In connection with the Exchange Transactions, which were accounted for as extinguishments, we issued to holders of the Exchanged Notes new 2043G Notes with an aggregate principal amount at issuance of $820 million, which accretes up to a principal amount at maturity of $1.03 billion (see further discussion in "2043G Notes" below). The liability and equity components of the Exchanged Notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the Exchanged Notes affected debt and equity. In connection with the Exchange Transactions, we recognized a loss of $38 million based on the difference between the carrying values and the fair values of the debt components of the Exchanged Notes, which was included in other non-operating expense for the first quarter of 2014. The fair value for the debt component of each of the Exchanged Notes was determined as if they were stand-alone instruments using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance (based on Level 2 fair value measurements). The table below summarizes the Exchange Transactions:

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

Termination of Conversion Rights of our 2027 Notes – On November 7, 2013, we announced the termination of the conversion rights for our remaining 2027 Notes, effective on December 13, 2013. During the first and second quarters of 2014, substantially all of the holders of our 2027 Notes exercised their option to convert their notes and, in each case, we elected to settle the conversion amount entirely in cash.

Redemption of our 2031A Notes – On November 7, 2013, we called for the redemption of our remaining 2031A Notes on December 7, 2013. During the first and second quarters of 2014, substantially all of the holders of our 2031A Notes exercised their option to convert their notes and, in each case, we elected to settle the conversion amount entirely in cash.

Redemption of our 2014 Notes – On January 31, 2014, we called for the redemption of our remaining 2014 Notes on March 3, 2014. During the second and third quarters of 2014, substantially all of the holders of our 2014 Notes exercised their option to convert their notes and, in each case, we elected to settle the conversion amount entirely in cash.

As a result of our elections to settle the conversion amounts in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment. Under the terms of the indentures for the above notes, cash settlement amounts for these derivative debt liabilities were determined based on the shares underlying the converted notes multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days, beginning three days after the holder's election to convert their notes. Therefore, we reclassified the fair values of the equity components of each of the converted notes from additional capital to derivative debt liabilities within current debt in our consolidated balance sheet. In connection with the above, we used an aggregate of $718 million and $728 million in cash in the third and second quarters of 2014, respectively, to settle conversions. A summary of the conversions for these notes is as follows:

	Debt Principal Converted	Carrying Value of Debt Converted	Equity Component Reclassified To Debt(1)	Mark-to-Market Loss(Gain)(2)	Loss on Settlement(2)
Quarter ended November 28, 2013:
2027 Notes	$—	$—	$58	$22	$—
2031A Notes	—	—	115	15	—
	—	—	173	37	—

Quarter ended February 27, 2014:
2014 Notes	66	65	309	(1)	1
2027 Notes	95	80	—	4	15
2031A Notes	190	154	102	12	38
	351	299	411	15	54

Quarter ended May 29, 2014:
2014 Notes	419	413	32	2	7

Nine months ended May 29, 2014	$770	$712	$616	$54	$61
(1) Based on Level 2 fair value measurements.
(2) Included in non-operating expense.

Cash Repurchases: In January 2014, we repurchased $164 million in aggregate principal amount of our 2031B Notes, 2032C Notes and 2032D Notes in privately-negotiated transactions for an aggregate of $407 million in cash. In April 2014, we repurchased $60 million in aggregate principal amount of our 2032C Notes in privately-negotiated transactions for an aggregate of $142 million in cash. In May 2014, we repurchased $39 million in aggregate principal amount of our 2032D Notes in privately-negotiated transactions for an aggregate of $111 million in cash. These notes repurchased in January, April and May 2014 are collectively referred to herein as the "Repurchased Notes." In connection with the purchase of the Repurchased Notes, we recognized losses (based on Level 2 fair value measurements) of $7 million and $11 million in the third and second quarters of 2014, respectively, which were included in other non-operating expense.

The liability and equity components of the Repurchased Notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the Repurchased Notes affected debt and equity. The table below summarizes activity in the second and third quarters of 2014 with respect to Repurchased Notes:

	Principal Amount	Carrying Value of Debt	Equity
Quarter ended February 27, 2014:
2031B Notes	$26	$19	$43
2032C Notes	100	85	159
2032D Notes	38	31	60
	164	135	262

Quarter ended May 29, 2014:
2032C Notes	60	51	86
2032D Notes	39	32	76
	99	83	162

	$263	$218	$424

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

MMJ Creditor Installment Payments

In October 2013, we made the first MMJ creditor installment payment of $534 million from funds that had been held in a current restricted cash account since the acquisition date. The remaining installment payments are due at the end of each calendar year from 2014 through 2019.

2043G Notes

In connection with the Exchange Transactions, on November 12, 2013, we issued $1.03 billion principal amount of the 2043G Notes. Each $1,000 principal amount at maturity had an original issue price of $800. An amount equal to the difference between the original issue price and the principal amount at maturity will accrete in accordance with a schedule set forth in the indenture.  The initial conversion rate for the 2043G Notes is 34.2936 shares of common stock per $1,000 principal amount at maturity, equivalent to an initial conversion price of approximately $29.16 per share of common stock.

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

2019 Notes

On December 20, 2013, we issued $462 million in principal amount of 1.258% Secured Notes due January 2019 (the "2019 Notes"). The 2019 Notes mature on January 15, 2019 and are collateralized by certain equipment which had a carrying value of $215 million as of May 29, 2014. The principal amount of the 2019 Notes is payable in 10 consecutive semi-annual installments payable in January and July of each year, commencing in July 2014. The Export-Import Bank of the United States ("Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal of, and interest on, the 2019 Notes. We paid $23 million to Ex-Im Bank for its guarantee upon issuance of the 2019 Notes.

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

Other Notes Payable

On February 27, 2014, in connection with our acquisition of an additional 9.9% interest in MMT, we recorded a $127 million note payable to the seller for the present value of the monthly installments, from March 2014 through December 2014.

Convertible Notes With Debt and Equity Components

Accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects a nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount initially recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings similar to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal through interest expense through the estimated life of the note.

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

As of May 29, 2014, the trading price of our common stock was higher than the initial conversion prices of all of our outstanding convertible notes, except for the 2043G Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes certain features of our convertible notes as of May 29, 2014:

	Holder Put Date	Outstanding Principal	Shares Issuable Upon Conversion	Initial Conversion Price Per Share	Conversion Price Per Share Threshold(1)	Conversion Value in Excess of Principal(2)
2031B Notes	August 2020	$114	12	$9.50	$12.35	$229
2032C Notes	May 2019	390	41	9.63	12.52	769
2032D Notes	May 2021	374	37	9.98	12.97	696
2033E Notes	February 2018	300	27	10.93	14.21	484
2033F Notes	February 2020	300	27	10.93	14.21	484
2043G Notes(3)	November 2028	1,025	35	29.16	37.91	—
		$2,503	179			$2,662

(1)
Holders have the right to convert all or a portion of their notes at a date or dates earlier than the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the initial conversion price.

(2)	Based on our closing share price of $28.58 as of May 29, 2014.

(3)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1.03 billion at maturity in 2043.

Contractual Maturities

The table below sets forth the contractual maturities of the MMJ creditor installment payments, convertible notes and other notes payable:

As of	May 29, 2014
Remainder of 2014	$106
2015	516
2016	441
2017	410
2018	609
2019 and thereafter	3,348
Discounts	(753)
$4,677

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

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including MMJ and Elpida Memory (USA) Inc.  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain MMJ and Elpida Memory (USA) Inc. DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. Trial currently is scheduled for January 25, 2016. On March 23, 2012, MMJ and Elpida Memory (USA) Inc. filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against MMJ and Elpida Memory (USA) Inc. Accordingly, the plaintiffs' case against MMJ and Elpida Memory (USA) was stayed.  On June 25, 2013, the U.S. Bankruptcy Court for the District of Delaware entered its Order (1) Granting Recognition of the Japanese Reorganization Plan of MMJ and the Tokyo District Court's Confirmation Orders, (2) Entrusting MMJ's U.S. Assets to Foreign Representatives and Approving Certain Plan Transactions, (3) Granting Permanent Injunction, and (4) Granting Related Relief (the "Recognition Order").  Pursuant to the Recognition Order, the plaintiffs are permanently enjoined from continuing their case against MMJ and Elpida Memory (USA) Inc. in respect of any claim or claims arising prior to the commencement of the Japan Proceeding (as defined in the Recognition Order).

On December 5, 2011, the Board of Trustees for the University of Illinois (the "University") filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board ("PTAB") held a hearing in connection with the three petitions on December 9, 2013. On March 10, 2014, the PTAB issued written decisions finding that each and every claim in the three patents in suit is invalid, and cancelled all claims. The University has appealed the PTAB rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. Trial is currently scheduled for August 21, 2015.

On December 7, 2007, Tessera, Inc. filed a patent infringement against MMJ, Elpida Memory (USA) Inc., and numerous other defendants, in the United States District Court for the Eastern District of Texas. The complaint alleges that certain MMJ and Elpida Memory (USA) Inc. products infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. Prior to answering the complaint, MMJ and Elpida Memory (USA) Inc. and other defendants filed motions to stay the case pending final resolution of a case before the International Trade Commission ("ITC") against MMJ and Elpida Memory (USA) Inc. and other respondents, alleging infringement of the same patents asserted in the Eastern District of Texas case (In The Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the "ITC Action")). On February 25, 2008, the Eastern District of Texas Court granted the defendants' motion to stay the action. On December 29, 2009, the ITC issued a Notice of Final Determination in the ITC Action finding no violation by MMJ and Elpida Memory (USA) Inc. Tessera, Inc. subsequently appealed the matter to the U.S. Court of Appeals for the Federal Circuit. On May 23, 2011, the Federal Circuit affirmed the ITC's Final Determination. The Eastern District of Texas case currently remains stayed by order of the Eastern District of Texas Court. Additionally, by operation of the Recognition Order, plaintiff in that action is permanently enjoined from continuing its case against MMJ and Elpida Memory (USA) in respect of any claim or claims arising prior to the commencement of the Japan Proceeding (as defined in the Recognition Order).

Among other things, the above lawsuits pertain to certain of our DDR, DDR2, DDR3, SDR SDRAM, PSRAM, RLDRAM, LPSDR, NAND Flash, image sensor products and certain other memory products we manufacture, which account for a significant portion of our net sales.

We are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Antitrust Matters

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases were removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

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

Securities Matters

On July 12, 2013, seven former shareholders of Elpida (now known as MMJ) filed a complaint against Messrs. Sakamoto, Adachi, Gomi, Shirai, Tsay-Jiu, Wataki, Kinoshita, and Takahasi in their capacity as members of the board of directors of MMJ as of February 2013. The complaint alleges that the defendants engaged in various acts and misrepresentations to hide the financial condition of MMJ and deceive shareholders prior to MMJ filing a petition for corporate reorganization on February 27, 2013. The plaintiffs seek joint and several damages equal to the market value of shares owned by each of the plaintiffs on February 23, 2013, along with attorneys' fees and interest. At a hearing on September 25, 2013, the plaintiffs withdrew the complaint against Mr. Tsay-Jiu.

We are unable to predict the outcome of this matter and therefore cannot estimate the range of possible loss.  The final resolution of this matter could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against Micron Technology, Inc. ("Micron Technology") and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares") and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against Micron Technology for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties are in the process of submitting briefs to the appeals court.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of May 29, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $381 million and a market value of $1.66 billion.

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

Redeemable Convertible Notes

Under the terms of the indentures of the 2031B, 2033E and 2033F Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted (we could pay cash, shares of common stock or a combination thereof, at our option, for the remainder, if any, of our conversion obligation). Additionally, the 2031B, 2033E and 2033F Notes were convertible at the option of the holders as of May 29, 2014. Therefore, the 2031B, 2033E and 2033F Notes were classified as current debt and the aggregate difference of $88 million between the principal amount and the carrying value was classified as redeemable convertible notes in the mezzanine section of the accompanying consolidated balance sheet as of May 29, 2014. (See "Debt" note.)

Equity

Changes in the components of equity were as follows:

	Nine Months Ended May 29, 2014			Nine Months Ended May 30, 2013
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$9,142	$864	$10,006	$7,700	$717	$8,417

Net income (loss)	1,895	33	1,928	(518)	2	(516)
Other comprehensive income (loss)	(19)	—	(19)	(11)	1	(10)
Comprehensive income (loss)	1,876	33	1,909	(529)	3	(526)

Contribution from noncontrolling interests	—	59	59	—	11	11
Distributions to noncontrolling interests	—	(19)	(19)	—	(33)	(33)
Acquisition of noncontrolling interests in MMT	34	(180)	(146)	—	—	—
Capital and other transactions attributable to Micron	(1,112)	—	(1,112)	157	—	157
Ending balance	$9,940	$757	$10,697	$7,328	$698	$8,026

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

The following table presents information related to the issued and outstanding capped calls as of May 29, 2014.

Capped Calls				Strike Price	Cap Price Range		Underlying Common Shares	Value at Expiration(1)
	Expiration Dates				Low	High		Minimum	Maximum
2031	Jul 2015	-	Feb 2016	$9.50	$12.67	$13.17	34	$—	$117
2032C	May 2016	-	Nov 2017	9.80	14.26	15.69	56	—	307
2032D	Nov 2016	-	May 2018	10.16	14.62	16.04	44	—	244
2033E	Jan 2018	-	Feb 2018	10.93	14.51	14.51	27	—	98
2033F	Jan 2020	-	Feb 2020	10.93	14.51	14.51	27	—	98
							188	$—	$864

(1)
Settlement in cash on the respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below the low strike price, to the maximum amount if the market price per share of our common stock is at or above the high cap price. If share settlement were elected, the number of shares received would be determined by the value of the capped calls at the time of settlement divided by the share price on the settlement date. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

Unwind of Capped Calls: In connection with the issuance in July 2011 of the 2031 Notes, we entered into capped call transactions (the "2031 Capped Calls"). In May 2014, we and the counterparties agreed to terminate and unwind a portion of our 2031 Capped Calls. We elected share settlement and received 3 million shares, equivalent to approximately $86 million based on the trading stock price at the time of the unwind, which were retired from treasury stock in the third quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the first nine months of 2014 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance at August 29, 2013	$44	$21	$—	$(2)	$63
Other comprehensive income before reclassifications	(17)	(2)	5	1	(13)
Amount reclassified out of accumulated other comprehensive income	—	(3)	(3)	1	(5)
Tax effects	—	(1)	—	—	(1)
Other comprehensive income (loss)	(17)	(6)	2	2	(19)
Balance at May 29, 2014	$27	$15	$2	$—	$44

Noncontrolling Interests in Subsidiaries

As of	May 29, 2014		August 29, 2013
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$650	49%	$601	49%
MP Mask(1)	93	50%	92	50%
MMT	9	<1%	155	11%
Other	5	Various	16	Various
	$757		$864
(1) Entity is a variable interest entity.

IMFT

Since inception in 2006 through May 29, 2014, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture NAND Flash memory products and certain emerging memory technologies, for the exclusive use of the members. IMFT is governed by a Board of Managers and the number of managers appointed by each member to the board varies based on the members' respective ownership interests, which is based on cumulative contributions to IMFT. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights, commencing in January 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel's interest in IMFT. If Intel elects to sell to us, we would set the closing date of the transaction within two years following such election and could elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design, other NAND Flash R&D costs and R&D costs of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $36 million and $100 million for the third quarter and first nine months of 2014, respectively, and $33 million and $99 million for the third quarter and first nine months of 2013, respectively.

We sell a portion of our products to Intel through our IMFT venture at long-term negotiated prices approximating cost. Sales of NAND Flash products to Intel under this arrangement were $107 million and $312 million for the third quarter and first nine months of 2014, respectively, and $89 million and $279 million for the third quarter and first nine months of 2013, respectively. Receivables from Intel for IMFT sales of NAND Flash products as of May 29, 2014 and August 29, 2013, were $66 million and $68 million, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	May 29, 2014	August 29, 2013
Assets
Cash and equivalents	$84	$62
Receivables	72	76
Inventories	50	49
Other current assets	4	4
Total current assets	210	191
Property, plant and equipment, net	1,463	1,382
Other noncurrent assets	47	46
Total assets	$1,720	$1,619

Liabilities
Accounts payable and accrued expenses	$170	$88
Deferred income	9	9
Equipment purchase contracts	8	78
Current debt	6	6
Total current liabilities	193	181
Long-term debt	8	13
Other noncurrent liabilities	112	118
Total liabilities	$313	$312
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Our ability to access IMFT's cash and other assets through cash dividends, loans or advances, including to finance our other operations, is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
IMFT distributions to Micron	$—	$34	$10	$34
IMFT distributions to Intel	—	33	10	33
Micron contributions to IMFT	10	2	61	12
Intel contributions to IMFT	10	1	59	11

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through May 29, 2014, we owned approximately 50% and Photronics owned approximately 50% of MP Mask. We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement.

The following table presents the assets and liabilities of MP Mask included in our consolidated balance sheets:

As of	May 29, 2014	August 29, 2013
Current assets	$34	$26
Noncurrent assets (primarily property, plant and equipment)	209	182
Current liabilities	46	25
Noncurrent liabilities	15	—
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

MMT

As of August 29, 2013, noncontrolling interests in MMT was 11%. In the second and third quarters of 2014, we purchased additional shares of MMT's outstanding common stock from the noncontrolling shareholders for $146 million, and as of May 29, 2014, noncontrolling interests in MMT were less than 1%. Substantially all of the MMT shares purchased in the second quarter of 2014 were financed with a short-term loan from a seller. (See "Debt – Other Notes Payable" note.) As a result of the purchases of MMT shares in the second and third quarters of 2014, in aggregate, noncontrolling interests decreased by $180 million and additional capital increased by $34 million.

Derivative Instruments

We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates and variable interest rates.  We also had convertible note settlement obligations which became derivative instruments as a result of our elections to settle conversions in cash. We do not use derivative instruments for speculative purposes.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities. Our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.

To hedge our exposures to monetary assets and liabilities, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days.  At the end of each reporting period, monetary assets or liabilities denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are measured at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). In connection with currency exchange rate risk associated with the MMJ Acquisition in July 2013, we entered into currency exchange transactions (the "MMJ Acquisition Hedges"). The MMJ Acquisition Hedges were not designated for hedge accounting and were remeasured at fair value each period. We recorded losses from the MMJ Acquisition Hedges of $47 million and $225 million in the third quarter and first nine months of 2013, respectively. To mitigate the risk of the yen strengthening against the U.S. dollar on MMJ creditor installment payments due in December 2014 and December 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense).

Interest Rate Swaps: We are party to interest rate swap contracts that mature in August 2017 to hedge against the variability of future interest payments due on floating-rate debt, which effectively converts the floating-rate debt to fixed-rate debt. Our primary objective of entering into interest rate swap contracts is to reduce the volatility that changes in interest rates on floating-rate debt have on our earnings. As of May 29, 2014, the principle balance on the floating-rate debt was $254 million. We designated 80% of the swaps as cash flow hedges and the remaining 20% were not designated for hedge accounting treatment. The fair values of the interest rate swaps are calculated by discounting the expected future cash flows based on inputs that are readily available in publicly quoted markets (Level 2 fair value measurements). Changes in the fair value of the undesignated portion are included in interest expense.

Convertible Notes Settlement Obligations: In connection with our debt restructure activities in the first nine months of 2014, holders elected to convert substantially all of the outstanding 2014 Notes, 2027 Notes and 2031A Notes. As a result of our elections to settle the conversion amounts in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days, beginning on the date we notified the holder of our intention to settle the obligation in cash through the settlement date. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate and dividend rate. The subsequent measurements and final settlement amounts of our convertible notes settlement obligations were based on the volume-weighted average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total gross notional amounts and fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount (in U.S. dollars)	Fair Value of
		Current Assets(1)	Noncurrent Assets(2)	Current Liabilities(3)	Noncurrent Liabilities(4)
As of May 29, 2014
Currency forward contracts:
Yen	$309	$—	$—	$(6)	$(4)
Singapore dollar	279	—	—	—	—
Euro	80	—	—	(1)	—
Shekel	56	—	—	—	—
New Taiwan dollar	14	—	—	—	—
Interest rate swap contracts	51	—	—	—	—
	$789	$—	$—	$(7)	$(4)

As of August 29, 2013
Currency forward contracts:
Yen	$336	$1	$3	$—	$—
Singapore dollar	218	—	—	—	—
Euro	217	1	—	(1)	—
Shekel	78	—	—	(1)	—
Interest rate swap contracts	62	—	—	—	—
Currency options – New Taiwan dollar	351	—	—	—	—
	$1,262	$2	$3	$(2)	$—

(1)	Included in receivables – other.

(2)	Included in other noncurrent assets.

(3)	Included in accounts payable and accrued expenses – other.

(4)	Included in other noncurrent liabilities.

Net gains (losses) for derivative instruments without hedge accounting designation were as follows:

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013	Line Item in Statements of Operations
Convertible notes settlement obligations	$(2)	$—	$(54)	$—	Other non-operating income (expense)
Foreign exchange contracts	2	(50)	(19)	(223)	Other non-operating income (expense)

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).  Currency options are measured at fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, maturity, volatility and credit-risk spread (Level 2 fair value measurements).

Interest Rate Swaps: As noted above in "Derivative Instruments without Hedge Designation – Interest Rate Swaps," we are party to interest rate swap contracts that mature in August 2017 to hedge against the variability in future interest payments due on $254 million of floating-rate debt and we designated 80% of the swaps as cash flow hedges.

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

	Notional Amount (in U.S. dollars)	Fair Value of Current Liabilities (1)
As of May 29, 2014
Currency forward contracts:
Yen	$45	$—
Euro	9	—
Interest swap contracts	203	(1)
	$257	$(1)
As of August 29, 2013
Currency forward contracts:
Yen	$6	$(1)
Euro	6	—
Interest swap contracts	250	—
Currency options – Yen	21	(2)
	$283	$(3)

(1)	Included in accounts payable and accrued expenses – other.

For the first nine months of 2014, we recognized $2 million of losses in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  For the third quarter and first nine months of 2013, we recognized $3 million and $9 million, respectively, of losses in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant for the third quarters and first nine months of 2014 and 2013.  In the first nine months of 2014 and 2013, gains of $3 million and $2 million, respectively, were reclassified from accumulated other comprehensive income (loss) to earnings. As of May 29, 2014, $7 million of gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of May 29, 2014, our maximum exposure to loss due to credit risk if counterparties fail to perform according to the terms of the contracts was generally equal to the fair value of our assets for these contracts as listed in the tables above.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

We seek to enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty under these arrangements have been presented in our consolidated balance sheet on a net basis. As of May 29, 2014, amounts netted were not significant.

Fair Value Measurements

Accounting standards establish three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3). There were no significant Level 3 fair value measurements for the periods presented.

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	May 29, 2014			August 29, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$370	$—	$370	$1,188	$—	$1,188
Certificates of deposit	—	280	280	—	38	38
Government securities	—	5	5	—	—	—
Commercial paper	—	5	5	—	35	35
	370	290	660	1,188	73	1,261
Short-term investments:
Corporate bonds	—	114	114	—	112	112
Government securities	—	58	58	—	72	72
Commercial paper	—	20	20	—	26	26
Certificates of deposit	—	8	8	—	9	9
Asset-backed securities	—	2	2	—	2	2
	—	202	202	—	221	221
Long-term marketable investments:
Corporate bonds	—	332	332	—	302	302
Asset-backed securities	—	115	115	—	95	95
Government securities	—	95	95	—	96	96
Certificates of deposit	—	2	2	—	—	—
Marketable equity securities	1	—	1	6	—	6
	1	544	545	6	493	499
Restricted cash:
Certificates of deposit	—	4	4	—	302	302
	—	4	4	—	302	302

	$371	$1,040	$1,411	$1,194	$1,089	$2,283

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S. and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of May 29, 2014, no adjustments were made to such pricing information.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes, which are classified in equity) were as follows:

As of	May 29, 2014		August 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$5,445	$1,906	$4,167	$2,506
MMJ creditor installment payments and other notes	2,861	2,771	2,269	2,279

The fair values of our convertible notes were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Equity Plans

As of May 29, 2014, we had an aggregate of 164 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 64 million shares were subject to outstanding awards and 100 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model are presented below:

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Stock options granted	1	—	12	18
Weighted-average grant-date fair value per share	$11.35	$4.79	$9.38	$3.29
Average expected life in years	5.7	4.8	4.9	5.1
Weighted-average expected volatility	52%	55%	48%	60%
Weighted-average risk-free interest rate	1.8%	0.7%	1.6%	0.7%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of May 29, 2014, there were 13 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Restricted Stock Awards granted are presented below:

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Restricted stock awards granted	—	—	7	7
Weighted-average grant-date fair values per share	$22.73	$9.97	$21.39	$6.21

Stock-based Compensation Expense

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Stock-based compensation expense by caption:
Cost of goods sold	$12	$7	$27	$20
Selling, general and administrative	12	10	36	28
Research and development	7	4	17	13
Other	1	—	1	—
	$32	$21	$81	$61

Stock-based compensation expense by type of award:
Stock options	$16	$14	$44	$41
Restricted stock awards	16	7	37	20
	$32	$21	$81	$61

As of May 29, 2014, $292 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the third quarter of 2018, resulting in a weighted-average period of 1.5 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Restructure and Asset Impairments

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Loss (gain) on impairment of MIT assets	$—	$—	$(5)	$62
Loss (gain) on impairment of LED assets	(3)	25	(6)	29
Loss on restructure of ST consortium agreement	—	26	—	26
Gain on termination of lease to Transform	—	—	—	(25)
Other	12	4	29	2
	$9	$55	$18	$94

For the first nine months of 2014, other restructure included an aggregate of approximately $30 million associated with our efforts to wind down our 200mm operations in Agrate, Italy and Kiryat Gat, Israel. We anticipate incurring restructure charges of $15 million to $25 million in the fourth quarter of 2014 for employee termination benefits in Italy.

For the third quarter of 2013, we recognized charges of $25 million, primarily to impair certain production assets used in the development of LED technology, and $26 million in connection with the restructure of a consortium agreement with STMicroelectronics S.r.l. ("ST"), whereby certain assets and approximately 500 employees from our Agrate, Italy fabrication facility were transferred to ST. For the first nine months of 2013, we also recognized a charge of $62 million to impair the assets of Micron Technology Italia, S.r.l. ("MIT"), a wholly-owned subsidiary, to their estimated fair values in connection with the sale of MIT to LFoundry Marsica S.r.l. and a gain of $25 million related to the termination of a lease with Transform Solar Pty Ltd., an equity method investee, to a portion of our manufacturing facilities in Boise, Idaho.

Other Operating (Income) Expense, Net

On December 9, 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  Other operating expense for the first nine months of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under the arrangement. (See "Contingencies" note.)

Other Non-Operating Income (Expense), Net

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Loss on restructure of debt	$(16)	$—	$(171)	$(31)
Gain (loss) from changes in currency exchange rates	(5)	(45)	(25)	(231)
Adjustment to gain on MMJ Acquisition	—	—	(33)	—
Other	—	—	6	(1)
	$(21)	$(45)	$(223)	$(263)

Loss on restructure of debt for the third quarter and first nine months of 2014 resulted from a series of transactions with holders of certain of our convertible notes. (See "Debt – Debt Restructure" note.) Loss on restructure of debt for the first nine months of 2013 included a $31 million charge associated with a cash repurchase of $464 million of aggregate principal amount of our 2014 Notes.

In the second quarter of 2014, the provisional amounts recorded in connection with our MMJ Acquisition were adjusted, primarily for pre-petition liabilities. As a result, we recorded a non-operating expense of $33 million in the second quarter of 2014 for these measurement period adjustments. (See "Micron Memory Japan, Inc." note.)

Gain (loss) from changes in currency exchange rates for the third quarter and first nine months of 2013 included currency losses of $47 million and $225 million, respectively, from changes in the market value of the MMJ Acquisition Hedges. (See "Derivative Instruments" note.)

Income Taxes

Income taxes for the third quarter and first nine months of 2014 included $49 million and $177 million, respectively, related to the utilization of deferred tax assets as a result of MMJ's and MMT's operations.  Remaining taxes for the third quarters and first nine months of 2014 and 2013 primarily reflect taxes on our non-U.S. operations. We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations for the third quarters and first nine months of 2014 and 2013 was substantially offset by changes in the valuation allowance. As of May 29, 2014, we estimate an increase in unrecognized tax benefits for 2014 of approximately $110 million primarily related to transfer pricing matters. This increase is expected to be substantially offset by a change in our valuation allowance.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates. These arrangements expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision for the third quarter and first nine months of 2014 by $88 million ($0.07 per diluted share) and by $232 million ($0.19 per diluted share), respectively. These arrangements benefitted our tax provision for the third quarter and first nine months of 2013 by $25 million ($0.02 per diluted share) and by $72 million ($0.07 per diluted share), respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of equity awards and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 45 million and 43 million for the third quarter and first nine months of 2014, respectively, and 185 million and 374 million for the third quarter and first nine months of 2013, respectively.

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Net income (loss) available to Micron shareholders – Basic	$806	$43	$1,895	$(518)
Dilutive effect related to equity method investment	(1)	—	(1)	—
Net income (loss) available to Micron shareholders – Diluted	$805	$43	$1,894	$(518)

Weighted-average common shares outstanding – Basic	1,067	1,024	1,058	1,018
Dilutive effect of equity awards and convertible notes	123	23	138	—
Weighted-average common shares outstanding – Diluted	1,190	1,047	1,196	1,018

Earnings (loss) per share:
Basic	$0.76	$0.04	$1.79	$(0.51)
Diluted	0.68	0.04	1.58	(0.51)

Segment Information

In the third quarter of 2014, we reorganized our business units. All prior period amounts reflect this reorganization. Factors used to identify our segments include, among others, markets, customers and products.  Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision makers. We have the following four reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes DRAM and NOR Flash products sold to the compute, networking, graphics, and cloud server markets, as well as NAND Flash products sold primarily into the networking market.
Storage Business Unit ("SBU"): Includes NAND Flash components and Solid State Drives ("SSDs") sold into enterprise and client storage, and cloud and removable storage markets. SBU also includes NAND Flash products sold to Intel through our IMFT joint venture.
Mobile Business Unit ("MBU"): Includes DRAM, NAND Flash, and NOR Flash products sold to the smartphone, feature phone, and tablet mobile-device market.
Embedded Business Unit ("EBU"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as the connected home and consumer electronics markets.

Our other operations do not meet the thresholds of a reportable segment and are reported under All Other.

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of cost of goods sold or forecasted wafer production. The unallocated amount in the first nine months of 2014 related to the Rambus settlement.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Nine Months Ended
	May 29, 2014	May 30, 2013	May 29, 2014	May 30, 2013
Net sales:
CNBU	$1,857	$902	$5,436	$2,244
SBU	867	725	2,573	2,044
MBU	757	269	2,717	744
EBU	467	338	1,298	925
All Other	34	84	107	273
	$3,982	$2,318	$12,131	$6,230

Operating income (loss):
CNBU	$531	$129	$1,462	$1
SBU	55	55	228	127
MBU	135	(62)	479	(212)
EBU	96	56	254	174
All Other	22	(29)	69	(61)
Unallocated	—	—	(233)	—
	$839	$149	$2,259	$29

Certain Concentrations

Market Concentrations: Markets with a concentration of net sales were as follows:

	Nine Months Ended
	May 29, 2014	May 30, 2013
Compute and graphics	30%	20%
Mobile	20%	10%
Solid state drives and other storage	20%	30%
Automotive, industrial, medical and other embedded	10%	15%
Server	10%	10%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms refer to Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Operating Expenses and Other" regarding SG&A expenses, R&D expenses and Restructure and Asset Impairments for the fourth quarter of 2014, regarding our expected gain in our fourth quarter of 2014 on Inotera's issuance of stock and regarding proceeds and gain from On Semiconductor's acquisition of our interest in Aptina; in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements for at least the next 12 months, regarding our pursuit of additional financing and debt restructuring, regarding capital spending in 2014 and regarding the timing of payments for certain contractual obligations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 29, 2013. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2014 and 2013 each contain 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview: An overview of our business and operations and highlights of key transactions and events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Recently Issued Accounting Standards

Overview

We are one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers ("OEMs") and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies and generating a return on research and development ("R&D") investments.

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

Business Segments

In the third quarter of 2014, we reorganized our business units. All prior period amounts reflect this reorganization. After the reorganization, we have the following four reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes DRAM and NOR Flash products sold to the compute, networking, graphics, and cloud server markets, as well as NAND Flash products sold primarily into the networking market.
Storage Business Unit ("SBU"): Includes NAND Flash components and Solid State Drives ("SSDs") sold into enterprise and client storage, and cloud and removable storage markets. SBU also includes NAND Flash products sold to Intel through our IM Flash Technologies, LLC ("IMFT") joint venture.
Mobile Business Unit ("MBU"): Includes DRAM, NAND Flash, and NOR Flash products sold to the smartphone, feature phone, and tablet mobile-device market.
Embedded Business Unit ("EBU"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as the connected home and consumer electronics markets.

Our other operations do not meet the thresholds of a reportable segment and are reported under All Other.

Acquisition of Micron Memory Japan, Inc.

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida"), now known as Micron Memory Japan, Inc. ("MMJ"), and 89% of Rexchip Electronics Corporation ("Rexchip''), now known as Micron Memory Taiwan Co., Ltd. ("MMT"), for an aggregate of $949 million in cash (collectively, the "MMJ Acquisition"). In the second and third quarters of 2014, we purchased an additional aggregate 10.6% of MMT's outstanding common stock, after which we owned 99.5% of the outstanding common stock of MMT. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Memory Japan, Inc." note.)

MMJ's assets include, among others, a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan and an assembly and test facility located in Akita, Japan. MMT's assets include a 300mm DRAM wafer fabrication facility in Taichung City, Taiwan. The MMJ and MMT fabrication facilities together represent approximately 30% of our wafer capacity. MMJ's semiconductor memory products include Mobile DRAM targeted toward mobile phones and tablets. MMJ's operations are included primarily in the MBU and CNBU segments. Our results of operations for the fourth quarter 2013 included approximately one month of operating results from the acquired MMJ operations. Our results of operations for the fourth quarter 2013 included a gain of $1.48 billion on the MMJ Acquisition. In the second quarter of 2014, the provisional amounts recorded in connection with the MMJ Acquisition were adjusted, primarily for pre-petition liabilities. As a result, other non-operating expense for the second quarter of 2014 included these measurement period adjustments of $33 million.

MMJ and its wholly-owned subsidiary, Micron Akita, Inc. ("MAI" and, together with MMJ, the "MMJ Companies") are currently subject to corporate reorganization proceedings under the Corporate Reorganization Act of Japan. Because the plans of reorganization of the MMJ Companies provide for ongoing payments to creditors following the closing of the MMJ Acquisition, these proceedings are continuing, and the MMJ Companies remain subject to the oversight of the Tokyo District Court (the "Japan Court") and of the trustees appointed by the Japan Court (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. As a result of this oversight and related consent rights of the Japan Court and the legal trustee, our ability to effectively integrate the MMJ Companies as part of our global operations or to cause the MMJ Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions. For more information, see "Part II, Item 1. Legal Proceedings – Reorganization Proceedings of the MMJ Companies" and "Part II, Item 1A. Risk Factors."

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2014	% of net sales	2013	% of net sales	2014	% of net sales	2014	% of net sales	2013	% of net sales
	(dollar amounts in millions)
Net sales	$3,982	100%	$2,318	100%	$4,107	100%	$12,131	100%	$6,230	100%
Cost of goods sold	2,614	66%	1,762	76%	2,704	66%	8,079	67%	5,091	82%
Gross margin	1,368	34%	556	24%	1,403	34%	4,052	33%	1,139	18%

SG&A	174	4%	127	5%	177	4%	527	4%	369	6%
R&D	349	9%	226	10%	344	8%	1,013	8%	664	11%
Restructure and asset impairments	9	—%	55	2%	12	—%	18	—%	94	2%
Other operating (income) expense, net	(3)	—%	(1)	—%	1	—%	235	2%	(17)	—%
Operating income	839	21%	149	6%	869	21%	2,259	19%	29	—%

Interest income (expense), net	(75)	(2)%	(52)	(2)%	(77)	(2)%	(248)	(2)%	(159)	(3)%
Other non-operating income (expense), net	(21)	(1)%	(45)	(2)%	(122)	(3)%	(223)	(2)%	(263)	(4)%
Income tax (provision) benefit	(72)	(2)%	1	—%	(63)	(2)%	(215)	(2)%	(3)	—%
Equity in net income (loss) of equity method investees	135	3%	(10)	—%	134	3%	355	3%	(120)	(2)%
Net income attributable to noncontrolling interests	—	—%	—	—%	(10)	—%	(33)	—%	(2)	—%
Net income (loss) attributable to Micron	$806	20%	$43	2%	$731	18%	$1,895	16%	$(518)	(8)%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2014	% of net sales	2013	% of net sales	2014	% of net sales	2014	% of net sales	2013	% of net sales
CNBU	$1,857	47%	$902	39%	$1,835	45%	$5,436	45%	$2,244	36%
SBU	867	22%	725	31%	901	22%	2,573	21%	2,044	33%
MBU	757	19%	269	12%	908	22%	2,717	22%	744	12%
EBU	467	12%	338	15%	422	10%	1,298	11%	925	15%
All Other	34	—%	84	3%	41	1%	107	1%	273	4%
	$3,982	100%	$2,318	100%	$4,107	100%	$12,131	100%	$6,230	100%

Total net sales for the third quarter of 2014 decreased 3% as compared to the second quarter of 2014 as a result of declines in MBU and SBU gigabit sales volumes. Total net sales for the third quarter and first nine months of 2014 increased 72% and 95%, respectively, as compared to the corresponding periods of 2013 primarily due to higher CNBU and MBU sales resulting from the MMJ Acquisition. Net sales for the third quarter and first nine months of 2014 also benefitted, as compared to the corresponding periods of 2013, from increases in DRAM and NAND Flash sales volumes driven primarily by higher manufacturing output as a result of improvements in product and process technology and an increased share of output from Inotera Memories, Inc. ("Inotera").

Gross Margin

Our overall gross margin percentage of 34% for the third quarter of 2014 was substantially unchanged from the second quarter of 2014 as the gross margins for all of our reportable segments were relatively stable.

Our overall gross margin percentage improved to 34% for the third quarter of 2014 from 24% for the third quarter of 2013 primarily due to improvements in the gross margin percentage for MBU and CNBU as a result of higher margins for DRAM products. Our overall gross margin percentage improved to 33% for the first nine months of 2014 from 18% for the first nine months of 2013 primarily due to improvements in the gross margin percentage for CNBU and MBU as a result of higher margins for DRAM products. The gross margin improvements for CNBU and MBU for the third quarter and first nine months of 2014 as compared to the corresponding periods of 2013 resulted from the MMJ Acquisition, manufacturing cost reductions and higher average selling prices for CNBU.

We purchase substantially all of the DRAM output of our Inotera joint venture at a discount from market prices for our comparable components. Our costs for Inotera product for the third quarter of 2014 decreased from the second quarter of 2014 but were significantly higher than for the third quarter of 2013 due to changes in average selling prices for our DRAM products and to changes in the terms of our supply agreement with Inotera. In the second quarter of 2013, we entered into a new supply agreement with Inotera under which we are obligated to purchase substantially all of Inotera's DRAM output at a discount from market prices for our comparable components over an initial three-year term (the "Inotera Supply Agreement"). The Inotera Supply Agreement replaced a previous supply agreement under which Inotera sold product at pricing based on a margin-sharing formula among Nanya, Inotera and us. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and in the second quarter of 2014, we renewed our supply agreement with Inotera, which extended the initial period that we will purchase substantially all of Inotera's DRAM output through December 2016. For the third quarter of 2014, our costs for Inotera product were significantly higher than our manufacturing costs for similar products at our wholly-owned fabrication facilities.

From the fourth quarter of 2013 through the second quarter of 2014, our costs of goods sold for DRAM products were adversely impacted by the sale of inventories obtained in the MMJ Acquisition. In accounting for the MMJ Acquisition, inventories were recorded at fair value (based on their estimated future selling prices, estimated costs to complete and other factors), which was approximately $200 million higher than the manufacturing cost of such inventories. As a result, our costs of goods sold were adversely affected by approximately $42 million for the second quarter of 2014, $111 million for the first quarter of 2014 and $41 million for the fourth quarter of 2013 as those inventories were sold.

Operating Results by Business Segments

Compute and Networking Business Unit ("CNBU")

	Third Quarter		Second Quarter	Nine Months
	2014	2013	2014	2014	2013
Net sales	$1,857	$902	$1,835	$5,436	$2,244
Operating income	531	129	504	1,462	1

CNBU sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the third quarter of 2014 were relatively unchanged from the second quarter of 2014 as slight increases in gigabit sales volumes due to higher production output were offset by declines in average selling prices. Increases in production output for the third quarter of 2014 reflect a shift in DRAM production from mobile DRAM to computing DRAM and improvements in product and process technologies, partially offset by the transition of one of our Singapore wafer fabrication facilities from DRAM to NAND Flash. CNBU operating income for the third quarter of 2014 improved from the second quarter of 2014 primarily due to higher gross margins for DRAM products.

CNBU sales for the third quarter and first nine months of 2014 increased 106% and 142%, respectively, as compared to the corresponding periods of 2013 primarily due to (1) the MMJ Acquisition, (2) higher average selling prices, (3) increased DRAM supply from Inotera as a result of the restructuring of our supply agreement and (4) higher output due to improvements in product and process technologies. CNBU sales for the third quarter and first nine months of 2014 as compared to the corresponding periods of 2013 were adversely impacted by the transition of one of our Singapore wafer fabrication facilities from DRAM to NAND Flash. CNBU operating income for the third quarter and first nine months of 2014 improved from the corresponding periods of 2013 primarily due to the MMJ Acquisition, higher average selling prices and manufacturing cost reductions.

Storage Business Unit ("SBU")

	Third Quarter		Second Quarter	Nine Months
	2014	2013	2014	2014	2013
Net sales	$867	$725	$901	$2,573	$2,044
Operating income	55	55	79	228	127

SBU sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) SBU sales for the third quarter of 2014 decreased 4% from the second quarter of 2014 primarily due to decreases in gigabits sold. Decreases in gigabits sold for the third quarter of 2014 were primarily due to a shift to a higher mix of products sold in the form of SSDs which have longer manufacturing cycle times. SBU sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. SBU sales to Intel under this arrangement were $107 million for the third quarter of 2014, $104 million for the second quarter of 2014 and $89 million for the third quarter of 2013. All other SBU products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

SBU sales of NAND Flash products to trade customers for the third quarter of 2014 decreased 5% as compared to the second quarter of 2014 primarily due to decreases in gigabits sold. SBU operating income for the third quarter of 2014 declined from the second quarter of 2014 primarily due to higher research and development costs.

SBU sales of NAND Flash products to trade customers for the third quarter and first nine months of 2014 increased 21% and 29%, respectively, as compared to the corresponding periods of 2013 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. SBU operating income for the first nine months of 2014 improved from the corresponding period of 2013 primarily due to increased gross margins generated from higher gigabit sales.

Mobile Business Unit ("MBU")

	Third Quarter		Second Quarter	Nine Months
	2014	2013	2014	2014	2013
Net sales	$757	$269	$908	$2,717	$744
Operating income (loss)	135	(62)	178	479	(212)

In the third quarter of 2014, MBU sales were comprised primarily of DRAM, NAND Flash and NOR Flash, in decreasing order of revenue, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the third quarter of 2014 decreased 17% as compared to the second quarter of 2014 primarily due to decreases in gigabit sales and declines in average selling prices for mobile DRAM products. The decline in gigabits sold in the third quarter of 2014 was primarily due to a shift in DRAM production from mobile DRAM to computing DRAM and reduced production because of an earthquake, which temporarily disrupted our Hiroshima wafer fabrication facility. MBU operating income for the third quarter of 2014 declined from the second quarter of 2014 primarily due to the lower sales volumes.

MBU sales for the third quarter and first nine months of 2014 increased 181% and 265%, respectively, as compared to the corresponding periods of 2013 primarily due to the MMJ Acquisition. MBU operating margin for the third quarter and first nine months of 2014 also improved from the corresponding periods of 2013 primarily due to the MMJ Acquisition.

Embedded Business Unit ("EBU")

	Third Quarter		Second Quarter	Nine Months
	2014	2013	2014	2014	2013
Net sales	$467	$338	$422	$1,298	$925
Operating income	96	56	80	254	174

In the third quarter of 2014, EBU sales were comprised of DRAM, NAND Flash and NOR Flash in decreasing order of revenue. EBU sales for the third quarter of 2014 increased 11% as compared to the second quarter of 2014 primarily due to increases in sales volumes partially offset by declines in average selling prices. EBU operating income for the third quarter of 2014 improved from the second quarter of 2014 primarily due to increased margins from sales of NOR Flash and DRAM products as a result of higher sales volumes, partially offset by declines in average selling prices.

EBU sales for the third quarter and first nine months of 2014 increased 38% and 40%, respectively, as compared to the corresponding periods of 2013 primarily due to increased sales volumes of DRAM and NAND Flash products partially offset by declines in average selling prices. EBU operating income for the third quarter and first nine months of 2014 improved as compared to the corresponding periods of 2013 primarily due to higher margins on sales of DRAM and NAND Flash products as a result of cost reductions.

Operating Results by Product

Net Sales by Product

	Third Quarter				Second Quarter		Nine Months
	2014	% of net sales	2013	% of net sales	2014	% of net sales	2014	% of net sales	2013	% of net sales
DRAM	$2,729	69%	$1,098	47%	$2,785	68%	$8,308	68%	$2,709	43%
NAND Flash	1,097	28%	936	40%	1,154	28%	3,309	27%	2,609	42%
NOR Flash	116	3%	194	8%	116	3%	377	3%	619	10%
Other	40	—%	90	5%	52	1%	137	2%	293	5%
	$3,982	100%	$2,318	100%	$4,107	100%	$12,131	100%	$6,230	100%

In order to balance our future product mix in anticipation of the closing of the MMJ Acquisition, in the fourth quarter of 2013, we began to transition production at one of our wafer fabrication facilities in Singapore from DRAM to NAND Flash. This transition to NAND Flash production is substantially complete. During this period of transition, there was a marginal reduction in wafer production.

DRAM

	Third Quarter 2014 Versus		First Nine Months 2014 Versus
	Second Quarter	Third Quarter	First Nine Months
	2014	2013	2013
	(percentage change from period indicated)
Net sales	(2)%	149%	207%
Average selling prices per gigabit	(2)%	2%	11%
Gigabits sold	—%	142%	176%
Cost per gigabit	(3)%	(17)%	(20)%

Gigabit sales of DRAM products for the third quarter of 2014 were essentially unchanged from the second quarter of 2014, as higher production volumes resulting from improved product and process technologies were offset by lost production at our Hiroshima fabrication facility due to an earthquake and the transition of one of our wafer fabrication facilities in Singapore from DRAM to NAND Flash. The increase in gigabit sales of DRAM products for the third quarter and first nine months of 2014 as compared to the corresponding periods of 2013 was primarily due to higher production volumes resulting from the MMJ Acquisition, the effect of the new Inotera Supply Agreement and improved product and process technologies, partially offset by the transition of one of our wafer fabrication facilities in Singapore from DRAM to NAND Flash.

Effective on January 1, 2013, we entered into the new Inotera Supply Agreement under which we purchase substantially all of Inotera's DRAM output at a discount from market prices for our comparable components over an initial three-year term. Prior to the new Inotera Supply Agreement we had the right to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments" note.) Our cost of products purchased from Inotera under these supply agreements was $700 million for the third quarter of 2014, $714 million for the second quarter of 2014 and $341 million for the third quarter of 2013. Our cost of products purchased from Inotera for the third quarter of 2014 decreased from the second quarter of 2014 but was significantly higher than our cost of similar products manufactured in our wholly-owned facilities in the third and second quarters of 2014. DRAM products acquired from Inotera accounted for 40% of our DRAM gigabit production for the third quarter of 2014 as compared to 37% for the second quarter of 2014 and 62% for the third quarter of 2013.

Our gigabit production and sales volumes of DRAM products have increased significantly in 2014 as compared to 2013 due to our MMJ Acquisition. MMJ and MMT have 300mm wafer fabrication facilities in Japan and Taiwan, respectively, that are dedicated to the production of DRAM products. In the third quarter of 2014, DRAM products produced by these facilities constituted 52% of our aggregate DRAM gigabit production.

Our gross margin percentage on sales of DRAM products for the third quarter of 2014 was relatively unchanged from the second quarter of 2014 as slight reductions in costs from improvements in product and process technologies were offset by declines in average selling prices. Our gross margin percentage on sales of DRAM products for the third quarter and first nine months of 2014 improved from the corresponding periods of 2013 primarily due to manufacturing cost reductions, higher average selling prices and the MMJ Acquisition.

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IMFT at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – Storage Business Unit" for further detail.) We sell the remainder of our NAND Flash products to trade customers.

	Third Quarter 2014 Versus		First Nine Months 2014 Versus
	Second Quarter	Third Quarter	First Nine Months
	2014	2013	2013
	(percentage change from period indicated)
Sales to trade customers:
Net sales	(6)%	18%	29%
Average selling prices per gigabit	—%	(29)%	(22)%
Gigabits sold	(6)%	66%	65%
Cost per gigabit	—%	(27)%	(24)%

Decreases in NAND Flash gigabits sold to trade customers for the third quarter of 2014 as compared to the second quarter of 2014 were primarily due to a shift to a higher mix of products sold in the form of SSDs which have longer manufacturing cycle times. SSD NAND Flash products generally have higher average selling prices and manufacturing costs per gigabit than other NAND Flash products and, as a result, the shift to a higher mix of SSDs in the third quarter of 2014 also affected changes in these measures. Increases in NAND Flash gigabits sold to trade customers for the third quarter and first nine months of 2014 as compared to the corresponding periods of 2013 were primarily due to the transition of one of our wafer fabrication facilities in Singapore from DRAM to NAND Flash production and improved product and process technologies. Our gross margin percentage on sales of trade NAND Flash products for the third quarter of 2014 was relatively unchanged from the second quarter of 2014 as average selling prices and manufacturing costs were stable. Our gross margin percentage on sales of trade NAND Flash products for the third quarter of 2014 decreased from the third quarter of 2013 as declines in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage on sales of trade NAND Flash products for first nine months of 2014 improved from the corresponding period of 2013 as manufacturing cost reductions outpaced decreases in average selling prices. Manufacturing cost reductions for the third quarter of 2014 as compared to the third quarter of 2013 primarily resulted from improvements in product and process technologies.

NOR Flash

Sales of NOR Flash products for the third quarter and first nine months of 2014 declined as compared to corresponding periods of 2013 primarily due to decreases in sales of wireless products as a result of the continued transition of wireless applications to NAND Flash products. Our gross margin percentage on sales of NOR Flash products for the third quarter of 2014 improved as compared to the second quarter of 2014 primarily due to shifts in product mix. Our gross margin percentage on sales of NOR Flash products for the third quarter and first nine months of 2014 declined as compared to the corresponding periods of 2013 primarily due to costs of underutilized capacity in connection with the decrease in production of wireless products and decreases in average selling prices.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the third quarter of 2014 were substantially unchanged as compared to the second quarter of 2014. SG&A expenses for the third quarter and first nine months of 2014 increased 37% and 43%, respectively, from the corresponding periods of 2013 primarily due to the incremental costs resulting from the MMJ Acquisition and higher payroll costs resulting primarily from the reinstatement of variable pay plans. We expect that SG&A expenses will approximate $175 million to $185 million for the fourth quarter of 2014.

Research and Development

R&D expenses for the third quarter of 2014 were substantially unchanged as compared to the second quarter of 2014. R&D expenses for the third quarter and first nine months of 2014 increased 54% and 53%, respectively, from the corresponding periods of 2013 primarily due to the incremental costs resulting from the MMJ Acquisition, higher payroll costs resulting primarily from the reinstatement of variable pay plans and increased resources dedicated to development efforts.

As a result of amounts reimbursable from Intel under cost-sharing agreements, R&D expenses were reduced by $36 million for the third quarter of 2014, $35 million for the second quarter of 2014 and $33 million for the third quarter of 2013. Pursuant to a cost-sharing arrangement with Nanya effective through December 31, 2012, our R&D costs were reduced by $19 million in the first six months of 2013. Nanya ceased participating in the joint development program in the second quarter of 2013. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $355 million to $365 million for the fourth quarter of 2014.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM, Mobile Low Power DDR DRAM products, high density NAND Flash memory (including multi-level, triple-level cell and 3D technologies), SSDs, Hybrid Memory Cubes, specialty memory, NOR Flash memory, and other memory technologies and systems.

Restructure and Asset Impairments

	Third Quarter		Second Quarter	Nine Months
	2014	2013	2014	2014	2013
Loss (gain) on impairment of MIT assets	$—	$—	$(5)	$(5)	$62
Loss (gain) on impairment of LED assets	(3)	25	—	(6)	29
Loss on restructure of ST consortium agreement	—	26	—	—	26
Gain on termination of lease to Transform	—	—	—	—	(25)
Other	12	4	17	29	2
	$9	$55	$12	$18	$94

For the first nine months of 2014, other restructure included an aggregate of approximately $30 million associated with our efforts to wind down our 200mm operations in Agrate, Italy and Kiryat Gat, Israel. We anticipate incurring restructure charges of $15 million to $25 million in the fourth quarter of 2014 for employee termination benefits in Italy.

For the third quarter of 2013, we recognized charges of $25 million, primarily to impair certain production assets used in the development of LED technology, and $26 million in connection with the restructure of a consortium agreement with STMicroelectronics S.r.l. ("ST"), whereby certain assets and approximately 500 employees from our Agrate, Italy fabrication facility were transferred to ST. For the first nine months of 2013, we also recognized a charge of $62 million to impair the assets of Micron Technology Italia, S.r.l. ("MIT"), a wholly-owned subsidiary, to their estimated fair values in connection with the sale of MIT to LFoundry Marsica S.r.l. and a gain of $25 million related to the termination of a lease with Transform Solar Pty Ltd., an equity method investee, to a portion of our manufacturing facilities in Boise, Idaho.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Interest Income (Expense)

Net interest expense for the third quarter of 2014, second quarter of 2014 and third quarter of 2013, included aggregate amounts of amortization of debt discount and other costs of $36 million, $44 million and $28 million, respectively.

Income Taxes

Income taxes for the third and second quarters of 2014 included $49 million and $55 million, respectively, related to the utilization of deferred tax assets as a result of MMJ's and MMT's operations. Remaining taxes for 2014 and 2013 primarily reflect taxes on our non-U.S. operations. We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the third quarters and first nine months of 2014 and 2013 was substantially offset by changes in the valuation allowance. As of May 29, 2014, we estimate an increase in unrecognized tax benefits for 2014 of approximately $110 million primarily related to transfer pricing matters. This increase is expected to be substantially offset by a change in our valuation allowance.

Equity in Net Income (Loss) of Equity Method Investees

We recognize our share of earnings or losses from our equity method investments generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Third Quarter		Second Quarter	Nine Months
	2014	2013	2014	2014	2013
Inotera	$134	$(13)	$131	$349	$(121)
Tera Probe	2	—	4	8	—
Other	(1)	3	(1)	(2)	1
	$135	$(10)	$134	$355	$(120)

Our equity in net income (loss) of Inotera improved for the third quarter and first nine months of 2014 as compared to the corresponding periods of 2013 primarily due to Inotera's improved operating results from higher average selling prices to us and lower manufacturing costs. Higher average selling prices resulted from the new Inotera Supply Agreement coupled with an improved market.

On May 15, 2014, Inotera issued 400 million common shares in a public offering at a price equal to 31.50 New Taiwan dollars per share, which was in excess of our carrying value per share. We did not purchase any shares in the offering and our ownership interest decreased from 35% to 33%. As a result of Inotera's offering, we will recognize a non-operating gain of approximately $90 million. Because we recognize the effects of our investment in Inotera on a two-month lag, the gain will be recorded in the fourth quarter of 2014.

On June 9, 2014, ON Semiconductor Corporation announced that it will pay approximately $400 million to acquire Aptina Imaging Corporation ("Aptina"), a company in which we hold an equity method investment, subject to certain customary closing adjustments. The transaction is expected to close in the fourth quarter of 2014 or first quarter of 2015, subject to required regulatory approvals and customary closing conditions. Upon the successful completion of ON Semiconductor's acquisition of Aptina, we expect to receive proceeds of approximately $100 million, based on our diluted ownership interest of approximately 27%, and recognize a gain approximately equal to the proceeds we receive.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments.")

Other

In the second quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters, and entered into a patent cross-license agreement.  As a result, other operating expense for the first nine months of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" note.)

Other non-operating expense for the third quarter of 2014, second quarter of 2014 and first nine months of 2014 included losses from the restructure of our debt of $16 million, $80 million and $171 million, respectively. Other non-operating expense for the first nine months of 2013 included losses of $31 million from the restructure of our debt. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Further discussion of other operating and non-operating income and expense can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

As of	May 29, 2014	August 29, 2013
Cash and equivalents and short-term investments:
Bank deposits	$3,402	$1,619
Money market funds	370	1,188
Certificates of deposit	288	47
Corporate bonds	114	112
Government securities	63	72
Commercial paper	25	61
Asset-backed securities	2	2
	$4,264	$3,101

Long-term marketable investments	$545	$499

Restricted cash:
Current	$—	$556
Noncurrent (included in "Other noncurrent assets")	62	63
	$62	$619

Cash and equivalents and short-term investments as of May 29, 2014 included $2.58 billion held by MMJ and its subsidiaries. Substantially all of our restricted cash is held by MMJ for its installment payments to its secured and unsecured creditors. Use of cash and equivalents and restricted cash held by MMJ is subject to limitations described below.

As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012 and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends to us as any such dividends would have to be first paid to the MMJ Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Companies and their subsidiaries, while available to satisfy the MMJ Companies' installment payments and the other obligations, capital expenditures and other operating needs of the MMJ Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the MMJ Companies, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

Cash and equivalents in the table above included $84 million held by IMFT as of May 29, 2014. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and by contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

As of May 29, 2014, $3.75 billion of our cash and equivalents and short-term investments was held by foreign subsidiaries, of which $828 million was denominated in currencies other than the U.S. dollar. As of May 29, 2014, we had $3.43 billion of cash and equivalents and short-term investments that was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of funds to the U.S. would be subject to U.S. federal income taxes.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. In the first nine months of 2014, we obtained $1.06 billion of proceeds from the issuance of debt. In 2013, we obtained $1.12 billion of proceeds from the issuance of debt and $126 million of proceeds from equipment sale-leaseback financing. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.") As of May 29, 2014, we had credit facilities available that provide for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements at least through the next 12 months.

Holders of our outstanding convertible notes can convert the notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. As of May 29, 2014, our 2031B Notes, 2033E Notes and 2033F Notes with an aggregate principal amount of $714 million contained contractual terms that require us to pay cash up to the principal amount of the notes upon conversion. These notes met the conversion criteria for the calendar quarter ended March 31, 2014 and, as a result, we reclassified the $626 million carrying value of these notes to current debt and reclassified the $88 million difference between the principal and carrying amount of these convertible notes from additional capital to redeemable convertible notes. These notes also met the conversion criteria for the calendar quarter ended June 30, 2014 and are therefore convertible by the holders through September 30, 2014.

We are continuously evaluating alternatives for efficiently financing our capital expenditures and operations and optimizing our balance sheet. We have engaged in the past, and we expect from time to time in the future to engage, in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt, including our convertible notes, through exchanges, repurchases, redemptions and conversions. We have used substantial amounts of cash in recent periods in connection with repurchases and conversions of our convertible notes and we could pursue other actions to reduce our outstanding balance of convertible notes, which could require further outlays of cash.

Operating Activities

Net cash provided by operating activities was $4.35 billion for the first nine months of 2014, due primarily to a strong market for our products and our continued focus on cost-efficient operations.  Operating cash flows in the first nine months of 2014 also benefitted by a $575 million increase in accounts payable and accrued expenses offset by a $330 million increase in receivables.

Investing Activities

Net cash used for investing activities was $923 million for the first nine months of 2014, which consisted primarily of cash expenditures of $1.52 billion for property, plant and equipment offset by release of restrictions on $534 million of cash in connection with the first MMJ creditor installment payment.

We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We estimate that capital spending for 2014 will be approximately $2.8 billion to $3.2 billion. As of May 29, 2014, we had commitments of approximately $1.33 billion for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Financing Activities

Net cash used for financing activities was $2.23 billion for the first nine months of 2014, which included $3.13 billion for repayments of debt and $292 million of payments on equipment purchase contracts. Cash outflows for these financing activities were partially offset by $1.06 billion of proceeds from issuance of debt and by $247 million of proceeds from issuance of common stock under our equity plans.

As of May 29, 2014, under the terms and conditions of the MMJ Companies' plans of reorganization, we are obligated to pay 142 billion yen (or the equivalent of $1.40 billion based on exchange rates as of May 29, 2014) to the external creditors of the MMJ Companies. In October 2013, we made the first installment payment of $534 million to the external creditors of the MMJ Companies from funds that had been held in a restricted cash account since the acquisition date. The remaining installment payments are due at the end of each calendar year beginning in 2014 through 2019.

In the first nine months of 2014, we initiated a series of actions to restructure our debt as follows:

Exchanges: Exchanged approximately $80 million in aggregate principal amount of our 2027 Notes, $155 million in aggregate principal amount of our 2031A Notes and $205 million in aggregate principal amount of our 2031B Notes for $1.03 billion in aggregate principal amount at maturity of new 3.00% Convertible Senior Notes due 2043.

Conversions: Settled conversions of a portion of our 2027 Notes, 2031A Notes and 2014 Notes entirely in cash. Principal amounts of debt converted and cash paid on settlement of conversions in the first nine months of 2014 were as follows:

	Principal Converted	Cash Paid on Settlement
Second Quarter 2014:
2014 Notes	$66	$109
2027 Notes	95	179
2031A Notes	190	440
	351	728

Third Quarter 2014:
2014 Notes	419	718

	$770	$1,446

Repurchases: Repurchased for cash a portion of our 2031B Notes, 2032C Notes and 2032D Notes in privately negotiated transactions. Principal amounts of debt repurchased and cash paid on settlement of conversions in the third and second quarters of 2014 were as follows:

	Principal Repurchased	Cash Paid for Repurchase
Second Quarter 2014:
2031B Notes	$26	$65
2032C Notes	100	249
2032D Notes	38	93
	164	407

Third Quarter 2014:
2032C Notes	60	142
2032D Notes	39	111
	99	253

	$263	$660

Other Financing Activities: On December 20, 2013, we issued $462 million in principal amount of 1.258% Secured Notes due January 2019 (the "2019 Notes"). The 2019 Notes mature on January 15, 2019 and are collateralized by certain equipment which had a carrying value of $215 million as of May 29, 2014. The principal amount of the 2019 Notes is payable in 10 consecutive semi-annual installments payable in January and July of each year, commencing in July 2014. The Export-Import Bank of the United States ("Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal of, and interest on, the 2019 Notes. We paid $23 million to Ex-Im Bank for its guarantee upon issuance of the 2019 Notes.

On February 5, 2014, we issued $600 million in aggregate principal amount of 5.875% Senior Notes due February 2022 (the "2022 Notes"). We paid issuance costs of $14 million for the 2022 Notes. Interest is payable in February and August.

On February 27, 2014, in connection with our acquisition of an additional 9.9% interest in MMT, we recorded a $127 million note payable to the seller for the present value of the monthly installments, from March 2014 through December 2014.

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.")

Contractual Obligations

		Payments Due by Period
As of May 29, 2014	Total	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter
Notes payable (1) (2)	$6,403	$137	$635	$553	$516	$709	$3,853
Capital lease obligations (2)	1,056	105	355	307	86	43	160
Operating leases(3)	120	6	21	18	14	13	48
Total	$7,579	$248	$1,011	$878	$616	$765	$4,061
(1) Amounts include MMJ creditor installment payments, convertible notes and other notes. Any future redemption or conversion of our convertible notes could impact the timing and amount of cash payments.

(2) Amounts reflect principal and interest.
(3) Amounts do not include contingent lease payments.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU will be effective for us in our first quarter of 2018.  Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of May 29, 2014 and August 29, 2013, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $202 million and $147 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of May 29, 2014 and August 29, 2013, we held debt securities of $1.04 billion and $787 million, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $5 million as of May 29, 2014 and $4 million as of August 29, 2013.

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

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately U.S. $13 million as of May 29, 2014 and U.S. $19 million as of August 29, 2013. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

As of May 29, 2014, under the terms and conditions of the MMJ Companies' plans of reorganization, we are obligated to pay 142 billion yen (or the equivalent of $1.40 billion based on exchange rates as of May 29, 2014) to the external creditors of the MMJ Companies. The installment payments are due at the end of each calendar year beginning in 2014 through 2019. To mitigate the risk that increases in exchange rates have on the payments due in 2014 and 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In addition, the MMJ Companies' cash and equivalent balances in yen mitigate the foreign currency exchange risk associated with the remaining installment payments due in 2015 and after. (See "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Debt.")

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reorganization Proceedings of the MMJ Companies

On July 31, 2013, we completed the acquisition of Elpida Memory, Inc. ("Elpida"), now known as Micron Memory Japan, Inc. ("MMJ"), a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into on July 2, 2012, with the trustees of MMJ and one of its subsidiaries, Akita Elpida Memory, Inc., a Japanese corporation, now known as Micron Akita, Inc. ("MAI" and, together with MMJ, the "MMJ Companies") pursuant to and in connection with the MMJ Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan.

The MMJ Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012, and the Japan Court issued an order to commence the reorganization proceedings (the "Japan Proceedings") on March 23, 2012. On July 2, 2012, we entered into the Sponsor Agreement with the legal trustees of the MMJ Companies and the Japan Court approved the Sponsor Agreement. Under the Sponsor Agreement, we agreed to provide certain support for the reorganization of the MMJ Companies, and the trustees agreed to prepare and seek approval from the Japan Court and the MMJ Companies' creditors of plans of reorganization consistent with such support.

The trustees initially submitted the proposed plans of reorganization for the MMJ Companies to the Japan Court on August 21, 2012, and submitted final proposed plans on October 29, 2012. On October 31, 2012, the Japan Court approved submission of the trustees' proposed plans of reorganization to creditors for approval. On February 26, 2013, the MMJ Companies' creditors approved the reorganization plans and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. Appeals filed by certain creditors of MMJ in Japan challenging the plan approval order issued by the Japan Court were denied.

In a related action, MMJ filed a Verified Petition for Recognition and Chapter 15 Relief in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized MMJ's corporate reorganization proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). On June 25, 2013, the U.S. Court issued a recognition order, which recognized the order of the Japan Court approving MMJ's plan of reorganization. On November 19, 2013, the U.S. Court closed the U.S. Chapter 15 proceeding.

The plans of reorganization provide for payments by the MMJ Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen, less certain expenses of the reorganization proceedings and certain other items. The plans of reorganization also provided for the investment by us pursuant to the Sponsor Agreement of 60 billion yen ($615 million paid at closing) in cash into MMJ in exchange for 100% ownership of MMJ's equity and the use of such investment to fund the initial installment payment by the MMJ Companies to their creditors of 60 billion yen, subject to reduction for certain items specified in the Sponsor Agreement and plans of reorganization. In the first quarter of 2014, we made the first installment payment of $534 million to the secured and unsecured creditors of MMJ. The plans of reorganization also provide for 142 billion yen (or the equivalent of approximately $1.40 billion as of May 29, 2014) of additional payments by the MMJ Companies to their creditors, to be paid in six annual installments beginning December 2014, with payments of 20 billion yen (or the equivalent of approximately $196 million as of May 29, 2014) in each of the first four annual installment payments, and payments of 30 billion yen (or the equivalent of approximately $295 million as of May 29, 2014) in each of the final two annual installment payments.

Under the Sponsor Agreement, we agreed that we would, subject to certain conditions, implement and maintain a cost plus model with the MMJ Companies in support of the execution of their plans of reorganization. In connection with these commitments, we entered into a series of cost-plus agreements with MMJ and MAI, including supply agreements, research and development services agreements and general services agreements (the "Cost Plus Agreements"). The Cost Plus Agreements are intended to generate more stable operating cash flows to meet the requirements of the MMJ Companies' businesses, including the funding of the installment payments to the MMJ Companies' creditors. We anticipate that, once fully in effect, payments we make under the Cost Plus Agreements will generally cover all of MMJ and MAI's costs.

Under MMJ's plan of reorganization, secured creditors will recover 100% of the amount of their fixed claims and unsecured creditors will recover at least 17.4% of the amount of their fixed claims. The actual recovery of unsecured creditors will be higher, however, based, in part, on events and circumstances occurring following the plan approval. The remaining portion of the unsecured claims will be discharged, without payment, over the period that payments are made pursuant to the plans of reorganization. The secured creditors will be paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. MAI's plan of reorganization provides that secured creditors will recover 100% of the amount of their claims, whereas unsecured creditors will recover 19% of the amount of their claims. The secured creditors of MAI will be paid in full on the first installment payment date, while the unsecured creditors will be paid in seven installments.

Certain contingency matters related to the MMJ Companies, which are primarily comprised of outstanding litigation claims, were not treated as fixed claims under the plans of reorganization at the time the plans were filed with the Japan Court. A portion of each installment amount payable to the creditors of the MMJ Companies will be reserved for use in the event that any of these matters become fixed claims, in which case these fixed claims will be paid under the plans of reorganization in the same manner as the fixed claims of other creditors. To the extent the aggregate amounts reserved from the installment payments exceed the aggregate amounts payable with respect to these unfixed claims once they become fixed, the excess amounts reserved will be distributed to unsecured creditors with respect to their fixed claims, resulting in an increased recovery for the unsecured creditors out of the installment payments. To the extent the aggregate amounts reserved are less than the aggregate amounts payable with respect to these unfixed claims once they become fixed, the MMJ Companies would be responsible to fund any shortfall to ensure that the creditors receive the minimum recovery to which they are entitled under the plans of reorganization with respect to these claims. As a result, there is a possibility that the total amount payable by the MMJ Companies to their creditors under the plans of reorganization will exceed 200 billion yen. In addition, certain of these unfixed claims may be resolved pursuant to settlement arrangements or other post-petition agreements and a substantial portion of the amounts payable under such agreements may have to be funded by the MMJ Companies outside of the plans of reorganization.

Because the plans of reorganization of the MMJ Companies provide for ongoing payments to creditors following the closing of the MMJ acquisition, the Japan Proceedings are continuing, and the MMJ Companies remain subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee will make decisions in relation to the operation of the businesses of the MMJ Companies, other than decisions in relation to acts that need to be carried out in connection with the Japan Proceedings, which will be the responsibility of the legal trustee. The Japan Proceedings and oversight of the Japan Court will continue until the final creditor payment is made under the MMJ Companies' plans of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. The MMJ Companies may petition the Japan Court for an early termination of the Japan Proceedings once two-thirds of all payments under the plans of reorganization are made. Although such early terminations are customarily granted, there can be no assurance that the Japan Court will grant any such petition in these particular cases.

During the pendency of the Japan Proceedings, the MMJ Companies are obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling material disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the MMJ Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the MMJ Companies. Accordingly, during the pendency of the Japan Proceedings, our ability to effectively integrate the MMJ Companies as part of our global operations or to cause the MMJ Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the MMJ Companies.

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

Patent Matters

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including MMJ and Elpida Memory (USA) Inc.  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain MMJ and Elpida Memory (USA) Inc. DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. Trial currently is scheduled for January 25, 2016. On March 23, 2012, MMJ and Elpida Memory (USA) Inc. filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against MMJ and Elpida Memory (USA) Inc. Accordingly, the plaintiffs' case against MMJ and Elpida Memory (USA) was stayed.  On June 25, 2013, the U.S. Bankruptcy Court for the District of Delaware entered its Order (1) Granting Recognition of the Japanese Reorganization Plan of MMJ and the Tokyo District Court's Confirmation Orders, (2) Entrusting MMJ's U.S. Assets to Foreign Representatives and Approving Certain Plan Transactions, (3) Granting Permanent Injunction, and (4) Granting Related Relief (the "Recognition Order").  Pursuant to the Recognition Order, the plaintiffs are permanently enjoined from continuing their case against MMJ and Elpida Memory (USA) Inc. in respect of any claim or claims arising prior to the commencement of the Japan Proceeding (as defined in the Recognition Order).

On December 5, 2011, the Board of Trustees for the University of Illinois (the "University") filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board ("PTAB") held a hearing in connection with the three petitions on December 9, 2013. On March 10, 2014, the PTAB issued written decisions finding that each and every claim in the three patents in suit is invalid, and cancelled all claims. The University has appealed the PTAB rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. Trial is currently scheduled for August 21, 2015.

On December 7, 2007, Tessera, Inc. filed a patent infringement against MMJ, Elpida Memory (USA) Inc., and numerous other defendants, in the United States District Court for the Eastern District of Texas. The complaint alleges that certain MMJ and Elpida Memory (USA) Inc. products infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. Prior to answering the complaint, MMJ and Elpida Memory (USA) Inc. and other defendants filed motions to stay the case pending final resolution of a case before the International Trade Commission ("ITC") against MMJ and Elpida Memory (USA) Inc. and other respondents, alleging infringement of the same patents asserted in the Eastern District of Texas case (In The Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the "ITC Action")). On February 25, 2008, the Eastern District of Texas Court granted the defendants' motion to stay the action. On December 29, 2009, the ITC issued a Notice of Final Determination in the ITC Action finding no violation by MMJ and Elpida Memory (USA) Inc. Tessera, Inc. subsequently appealed the matter to the U.S. Court of Appeals for the Federal Circuit. On May 23, 2011, the Federal Circuit affirmed the ITC's Final Determination. The Eastern District of Texas case currently remains stayed by order of the Eastern District of Texas Court. Additionally, by operation of the Recognition Order, plaintiff in that action is permanently enjoined from continuing its case against MMJ and Elpida Memory (USA) in respect of any claim or claims arising prior to the commencement of the Japan Proceeding (as defined in the Recognition Order).

Among other things, the above lawsuits pertain to certain of our DDR, DDR2, DDR3, SDR SDRAM, PSRAM, RLDRAM, LPSDR, NAND Flash, image sensor products and certain other memory products we manufacture, which account for a significant portion of our net sales.

We are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Antitrust Matters

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

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

Securities Matters

On July 12, 2013, seven former shareholders of Elpida Memory, Inc. (now known as MMJ) filed a complaint against Messrs. Sakamoto, Adachi, Gomi, Shirai, Tsay-Jiu, Wataki, Kinoshita, and Takahasi in their capacity as members of the board of directors of MMJ as of February 2013. The complaint alleges that the defendants engaged in various acts and misrepresentations to hide the financial condition of MMJ and deceive shareholders prior to MMJ filing a petition for corporate reorganization on February 27, 2013. The plaintiffs seek joint and several damages equal to the market value of shares owned by each of the plaintiffs on February 23, 2013, along with attorneys' fees and interest. At a hearing on September 25, 2013, the plaintiffs withdrew the complaint against Mr. Tsay-Jiu.

We are unable to predict the outcome of this matter and therefore cannot estimate the range of possible loss.  The final resolution of this matter could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against Micron Technology, Inc. ("Micron Technology") and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares") and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against Micron Technology for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties are in the process of submitting briefs to the appeals court.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of May 29, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $381 million and a market value of $1.66 billion.

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

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased. As of May 29, 2014, we had debt with a carrying value of $5.65 billion. In addition, the conversion value in excess of principal amount for our convertible notes outstanding as of May 29, 2014 was $2.66 billion. In the first nine months of 2014, we paid $2.11 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.03 billion. As of May 29, 2014, we had two credit facilities available that provide for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy the applicable drawdown conditions and utilize either of these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing.

As of May 29, 2014, under the terms and conditions of the respective plans of reorganization of Elpida Memory, Inc. ("Elpida"), now known as Micron Memory Japan, Inc. ("MMJ") and Akita Elpida Memory, Inc., now known as Micron Akita, Inc. ("MAI" and, together with MMJ, the "MMJ Companies"), we are obligated to pay the secured and unsecured creditors 142 billion yen (or the equivalent of $1.40 billion based on exchange rates as of May 29, 2014). If the resolution of certain unfixed claims under the plans of reorganization, primarily comprised of outstanding litigation claims, would result in payments in respect of those claims in excess of amounts reserved under the plans of reorganization to satisfy such claims, there is a possibility that we could be required to pay more than 142 billion yen to the pre-petition creditors of the MMJ Companies under the plans of reorganization. In addition, if unfixed claims of the MMJ Companies are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the MMJ Companies outside of the installment payments provided for by the plans of reorganization.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes;

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, research and development and other general corporate requirements;

•	contribute to a future downgrade of our credit rating, which could increase future borrowing costs; and

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2014 will be approximately $2.8 billion to $3.2 billion. In addition, as a result of the MMJ acquisition, we believe that our future capital spending will be higher than our historical levels as we integrate our manufacturing operations and support the increase of capacity resulting from the MMJ transaction. As of May 29, 2014, we had cash and equivalents of $4.06 billion, short-term investments of $202 million and long-term marketable investments of $545 million. Cash and investments included $2.58 billion held by MMJ and its consolidated subsidiaries and $84 million held by IM Flash Technologies, LLC ("IMFT"), none of which is generally available to finance our other operations.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends to us in respect of the shares of such subsidiaries owned by the MMJ Companies, as any such dividends would have to be first paid to the MMJ Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the MMJ Companies and their subsidiaries, while available to satisfy the MMJ Companies' installment payments and the other obligations, capital expenditures and other operating needs of the MMJ Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the MMJ Companies, including investments in certain capital expenditures in Micron Memory Taiwan Co., Ltd. ("MMT"), formerly known as Rexchip Electronics Corporation ("Rexchip''), may require consent of MMJ's trustees and/or the Japan Court.

In the past we have utilized external sources of financing when needed. As a result of our current debt levels, expected debt amortization and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt amortization payments and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against Micron Technology, Inc. ("Micron Technology") and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares") and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against Micron Technology for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties are in the process of submitting briefs to the appeals court.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of May 29, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $381 million and a market value of $1.66 billion.

The operations of the MMJ Companies will be subject to continued oversight by the Japan Court during the pendency of the corporate reorganization proceedings.

Because the plans of reorganization of the MMJ Companies provide for ongoing payments to creditors following the closing of our acquisition of MMJ, the Japan Proceedings are continuing, and the MMJ Companies remain subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the Japan Proceedings. The Japan Proceedings and oversight of the Japan Court are expected to continue until the final creditor payment is made under the MMJ Companies' plans of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. Although we may be able to petition the court to terminate the Japan Proceedings once two-thirds of all payments under the plans of reorganization are made, there can be no assurance that the Japan Court will grant any such petition.

During the pendency of the Japan Proceedings, the MMJ Companies are obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling disputes or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the MMJ Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the MMJ Companies. Accordingly, during the pendency of the Japan Proceedings, our ability to effectively integrate the MMJ Companies as part of our global operations or to cause the MMJ Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the MMJ Companies.

Our acquisitions of MMJ and MMT may increase our risk of significant deficiencies or material weaknesses in our internal controls over financial reporting.

MMJ and MMT have not performed an assessment of the effectiveness of the design and operation of their internal control over financial reporting. In addition, MMJ and MMT have not historically prepared their financial statements under U.S. generally accepted accounting standards. MMJ and MMT were not required to be included in our assessment of internal controls for 2013 but will be included in our assessment for 2014, which may increase our risk for material weaknesses in our internal control over financial reporting.

Our acquisitions of MMJ and MMT involve numerous risks.

On July 31, 2013, we acquired MMJ and 89% of MMT for an aggregate of $949 million in cash. In the third and second quarters of 2014, we purchased an additional aggregate 10.6% of MMT's outstanding common stock.

In addition to the acquisition risks described elsewhere, these acquisitions are expected to involve the following significant risks:

•	we may be unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•	we may be unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	deterioration of MMJ's and MMT's operations and customer base following closing;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with MMJ's and MMT's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with MMJ and MMT;

•	integration of business systems and processes; and

•	an overlap in customers.

Our acquisitions of MMJ and MMT are inherently risky, may not be successful and may materially adversely affect our business, results of operations or financial condition.

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

A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could materially adversely affect our business, results of operations or financial condition.

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

We have a number of intellectual property license agreements. Some of these license agreements require us to make one time or periodic payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Our Inotera Supply Agreement involves numerous risks.

We have a supply agreement with Inotera (the "Inotera Supply Agreement") under which we are obligated to purchase substantially all of Inotera's DRAM output at a purchase price based on a discount from market prices for our comparable components over an initial three-year term. For the third quarter of 2014, we purchased $700 million of DRAM products from Inotera and our supply from Inotera accounted for 40% of our aggregate DRAM gigabit production. Our Inotera Supply Agreement involves numerous risks including the following:

•	higher costs for supply obtained under the market-based provisions of the Inotera Supply Agreement relative to our wholly-owned facilities;

•	difficulties and delays in ramping production at Inotera and delays in the future; and

•	difficulties in transferring technology to Inotera.

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

We may incur additional restructure or other charges in future periods.

In recent periods, we have implemented restructure activities and may implement restructure initiatives in future periods. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on disposition or impairment of equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products. In connection with these actions, we recorded charges of $18 million in the first nine months of 2014 and $126 million in 2013. We anticipate incurring restructure charges of $15 million to $25 million in the fourth quarter of 2014 for employee termination benefits in Agrate, Italy. We may incur additional restructure charges or other losses associated with other initiatives in future periods.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, the shekel, the Singapore dollar, the New Taiwan dollar, the yen and the yuan. We recorded net losses from changes in currency exchange rates of $229 million for 2013 and $6 million for 2012. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $13 million as of May 29, 2014. In the event that the exchange rates for U.S. dollar adversely change against our foreign currency exposures in the euro, Singapore dollar, New Taiwan dollar or yen, our results of operations or financial condition may be adversely affected.

As of May 29, 2014, we had obligations to make payments to the secured and unsecured creditors of the MMJ Companies in an aggregate amount of 142 billion yen (or the equivalent of $1.40 billion based on exchange rates as of May 29, 2014). The U.S. dollar amount of this payment obligation could increase if the yen strengthens against the U.S. dollar. As of May 29, 2014, to hedge certain yen-denominated payments resulting from our acquisition of MMJ, we had an outstanding forward contract to purchase 20 billion yen on November 28, 2014 at a yen per U.S. dollar exchange rate of 98.53 and a forward contract to purchase 10 billion yen on November 27, 2015 at a yen per U.S. dollar exchange rate of 97.25. A significant portion of MMJ's and MMT's operating costs are paid in yen and New Taiwan dollars so our operating results could also be adversely impacted if the exchange rates for those currencies to USD change adversely.

If our manufacturing process is disrupted, our business, results of operations or financial condition could be materially adversely affected.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan and China. Additionally, our control over operations at our IMFT, Inotera, MP Mask and Tera Probe joint ventures is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the 2012 bankruptcy filing by Elpida (now known as MMJ). These types of proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we may engage in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

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

As of August 29, 2013, we had a valuation allowance against substantially all U.S. net deferred tax assets as well as $1.5 billion related to our foreign subsidiaries. As of August 29, 2013, our federal and state net operating loss carryforwards were $4.2 billion and $2.2 billion, respectively.  If not utilized, our federal and state net operating loss carryforwards will expire at various dates through 2033.  As of August 29, 2013, our federal and state tax credit carryforwards were $238 million and $203 million, respectively.  If not utilized, our federal and state tax credit carryforwards will expire at various dates through 2033. As of August 29, 2013, our foreign net operating loss carryforwards were $7.0 billion, of which $5.9 billion pertains to MMJ. We have placed a valuation allowance against $4.7 billion of these foreign net operating loss carryforwards, of which $3.8 billion pertains to MMJ.  If not utilized, our foreign net operating loss carryforwards will expire at various dates through 2023.

A downturn in the worldwide economy may harm our business.

Downturns in the worldwide economy have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, mobile devices, solid-state drives and servers. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

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

Sales to customers outside the United States approximated 83% of our consolidated net sales for the third quarter of 2014. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Taiwan, Singapore and Japan. Our international sales and operations are subject to a variety of risks, including:

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

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and its implementing SEC regulations.  The Dodd-Frank Act imposes new supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in materials used in the manufacture of semiconductors. The implementation of these new regulations may limit the sourcing and availability of some of these materials. This in turn may affect our ability to obtain materials necessary for the manufacture of our products in sufficient quantities and may affect related material pricing.  Some of our customers may elect to disqualify us as a supplier if we are unable to verify that our products are DRC conflict free.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2014, we and the counterparties agreed to terminate a portion of our 2031 Capped Calls. We elected share settlement and received 3,152,108 shares. During the third quarter of 2014, we also acquired, as payment of withholding taxes or exercise prices in connection with the vesting or exercise of equity awards, 100,687 shares of our common stock at an average price per share of $24.76. We retired these shares in the third quarter of 2014.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 28, 2014	-	April 3, 2014	98,335	$24.75	N/A	N/A
April 4, 2014	-	May 1, 2014	923	23.07	N/A	N/A
May 2, 2014	-	May 29, 2014	3,153,537	27.24	N/A	N/A
			3,252,795	27.17

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	July 3, 2014	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)