Form 10-Q
period 2014-12-04
MICRON TECHNOLOGY INC
filed 2015-01-09
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 4, 2014

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of January 2, 2015, was 1,077,313,410.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. Abbreviations, terms or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2027 Notes	1.875% Convertible Senior Notes	MLC	Multi-Level Cell
2031A Notes	1.500% Convertible Senior Notes due 2031	MMJ	Micron Memory Japan, Inc.
2031B Notes	1.875% Convertible Senior Notes due 2031	MMJ Companies	MMJ and MAI
2032 Notes	The 2032C and 2032D Notes	MMJ Group	MMJ and its subsidiaries
2032C Notes	2.375% Convertible Senior Notes due 2032	MMT	Micron Memory Taiwan Co., Ltd.
2032D Notes	3.125% Convertible Senior Notes due 2032	MP Mask	MP Mask Technology Center, LLC
2033 Notes	The 2033E and 2033F Notes	MTI	Micron Technology, Inc.
2033E Notes	1.625% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2033F Notes	2.125% Convertible Senior Notes due 2033	Photronics	Photronics, Inc.
2043G Notes	3.00% Convertible Senior Notes due 2043	PSRAM	Pseudo-static DRAM
Aptina	Aptina Imaging Corporation	Qimonda	Qimonda AG
DRAM	Dynamic Random Access Memory	Rambus	Rambus, Inc.
Elpida	Elpida Memory, Inc.	R&D	Research and Development
IMFT	IM Flash Technologies, LLC	RLDRAM	Reduced Latency DRAM
Inotera	Inotera Memories, Inc.	SEC	Securities and Exchange Commission
Intel	Intel Corporation	SG&A	Selling, General and Administration
Japan Court	Tokyo District Court	SSD	Solid-State Drive
LIBOR	London Interbank Offered Rate	Tera Probe	Tera Probe, Inc.
LPDRAM	Low Power DRAM	TLC	Triple-Level Cell
MAI	Micron Akita, Inc.	VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	December 4, 2014	November 28, 2013
Net sales	$4,573	$4,042
Cost of goods sold	2,935	2,761
Gross margin	1,638	1,281

Selling, general and administrative	193	176
Research and development	376	320
Other operating (income) expense, net	(16)	234
Operating income	1,085	551

Interest income	7	5
Interest expense	(90)	(101)
Other non-operating income (expense), net	(49)	(80)
	953	375

Income tax (provision) benefit	(75)	(80)
Equity in net income of equity method investees	124	86
Net income	1,002	381

Net (income) loss attributable to noncontrolling interests	1	(23)
Net income attributable to Micron	$1,003	$358

Earnings per share:
Basic	$0.94	$0.34
Diluted	0.84	0.30

Number of shares used in per share calculations:
Basic	1,070	1,046
Diluted	1,195	1,196

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	December 4, 2014	November 28, 2013
Net income	$1,002	$381

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24)	6
Gain (loss) on derivatives, net	(16)	(2)
Pension liability adjustments	19	—
Gain (loss) on investments, net	—	1
Other comprehensive income (loss)	(21)	5
Total comprehensive income	981	386
Comprehensive (income) loss attributable to noncontrolling interests	1	(23)
Comprehensive income attributable to Micron	$982	$363

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	December 4, 2014	August 28, 2014
Assets
Cash and equivalents	$3,764	$4,150
Short-term investments	466	384
Receivables	2,663	2,906
Inventories	2,448	2,455
Other current assets	331	350
Total current assets	9,672	10,245
Long-term marketable investments	1,077	819
Property, plant and equipment, net	9,132	8,682
Equity method investments	1,080	971
Intangible assets, net	450	468
Deferred tax assets	685	816
Other noncurrent assets	446	497
Total assets	$22,542	$22,498

Liabilities and equity
Accounts payable and accrued expenses	$2,965	$2,864
Deferred income	286	309
Current debt	1,168	1,638
Total current liabilities	4,419	4,811
Long-term debt	4,608	4,955
Other noncurrent liabilities	969	1,102
Total liabilities	9,996	10,868

Commitments and contingencies

Redeemable convertible notes	53	57

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,075 shares issued and outstanding (1,073 as of August 28, 2014)	108	107
Additional capital	7,822	7,879
Retained earnings	3,713	2,729
Accumulated other comprehensive income	35	56
Total Micron shareholders' equity	11,678	10,771
Noncontrolling interests in subsidiaries	815	802
Total equity	12,493	11,573
Total liabilities and equity	$22,542	$22,498

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	December 4, 2014	November 28, 2013
Cash flows from operating activities
Net income	$1,002	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	643	491
Amortization of debt discount and other costs	38	50
Stock-based compensation	35	22
Loss on restructure of debt	30	86
Equity in net income of equity method investees	(124)	(86)
Change in operating assets and liabilities:
Receivables	252	(494)
Inventories	7	190
Accounts payable and accrued expenses	(321)	620
Other noncurrent liabilities	(12)	186
Deferred income taxes, net	126	59
Other	(84)	2
Net cash provided by operating activities	1,592	1,507

Cash flows from investing activities
Expenditures for property, plant and equipment	(669)	(669)
Purchases of available-for-sale securities	(668)	(196)
Payments to settle hedging activities	(66)	(4)
Proceeds from sales and maturities of available-for-sale securities	330	162
Decrease in restricted cash	—	556
Other	(3)	29
Net cash provided by (used for) investing activities	(1,076)	(122)

Cash flows from financing activities
Repayments of debt	(786)	(737)
Cash paid to purchase stock under equity plans	(26)	(42)
Contributions from noncontrolling interests	20	49
Proceeds from issuance of stock under equity plans	18	144
Other	(32)	(6)
Net cash provided by (used for) financing activities	(806)	(592)

Effect of changes in currency exchange rates on cash and equivalents	(96)	(19)

Net increase (decrease) in cash and equivalents	(386)	774
Cash and equivalents at beginning of period	4,150	2,880
Cash and equivalents at end of period	$3,764	$3,654

Noncash investing and financing activities:
Exchange of convertible notes	—	756

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc., including its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise), is a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash and NOR Flash, is the basis for solid state drives, modules, multichip packages and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded and automotive applications. The accompanying financial statements include the accounts of Micron Technology, Inc. and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 28, 2014. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In addition, amounts for certain equipment purchases were reclassified from financing to investing within the statement of cash flows to better reflect the current nature of these transactions and to improve comparability with our industry peers.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2015 contains 53 weeks and the first quarter of fiscal 2015, which ended on December 4, 2014, contained 14 weeks. Fiscal year 2014 contained 52 weeks and the first quarter of fiscal 2014, which ended on November 28, 2013, contained 13 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 28, 2014.

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

Unconsolidated Variable Interest Entities

Inotera: Inotera is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from its shareholders. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method. (See "Equity Method Investments – Inotera" note.)

EQUVO: EQUVO HK Limited ("EQUVO") is a special purpose entity created to facilitate an equipment sale-leaseback financing transaction between us and a consortium of financial institutions. Neither we nor the financing entities have an equity interest in EQUVO. EQUVO is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from the financing entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangement with EQUVO is merely a financing vehicle and we do not bear any significant risks from variable interests with EQUVO. Therefore, we have determined that we do not have the power to direct the activities of EQUVO that most significantly impact its economic performance and we do not consolidate EQUVO.

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

Consolidated Variable Interest Entities

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and IMFT is dependent upon us or Intel for any additional cash requirements.  The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities.  In addition, IMFT manufactures certain products exclusively for us using our technology. We consolidate IMFT because we (1) have the power to direct the activities of IMFT that most significantly impact its economic performance and (2) have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it.

MP Mask: MP Mask is a VIE because substantially all of its costs are passed to us and its other member, Photronics, through product purchase agreements and MP Mask is dependent upon us or Photronics for any additional cash requirements.  We have tie-breaking voting rights over key operating decisions and nearly all key MP Mask activities are driven by our supply needs.  We consolidate MP Mask because we (1) have the power to direct the activities of MP Mask that most significantly impact its economic performance and (2) have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to it.

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU will be effective for us in our first quarter of 2018.  Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the effects of the adoption of this ASU on our financial statements.

Investments

The fair values of available-for-sale investments, which approximated amortized costs, were as follows:

	December 4, 2014	August 28, 2014
Money market funds	$866	$1,281
Corporate bonds	799	561
Certificates of deposit	581	437
Government securities	440	420
Asset-backed securities	220	128
Commercial paper	93	107
Marketable equity securities	1	1
	$3,000	$2,935

The table below presents the fair value of available-for-sale debt securities by contractual maturity:

December 4, 2014
Money market funds	$866
Due in 1 year or less	1,057
Due in 1 - 2 years	562
Due in 2 - 4 years	467
Due after 4 years	47
$2,999

Proceeds from the sales of available-for-sale securities for the first quarters of 2015 and 2014 were $233 million and $113 million, respectively. Gross realized gains and losses for the first quarters of 2015 and 2014 were not significant. As of December 4, 2014, none of our available-for-sale securities had been in a loss position for longer than 12 months.

Receivables

	December 4, 2014	August 28, 2014
Trade receivables, net	$2,301	$2,524
Income and other taxes	61	104
Other	301	278
	$2,663	$2,906

As of December 4, 2014 and August 28, 2014, other receivables included $95 million and $70 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash and certain emerging memory technologies.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

	December 4, 2014	August 28, 2014
Finished goods	$916	$898
Work in process	1,325	1,372
Raw materials and supplies	207	185
	$2,448	$2,455

Property, Plant and Equipment

	December 4, 2014	August 28, 2014
Land	$86	$86
Buildings	5,165	5,093
Equipment	18,608	17,781
Construction in progress	146	114
Software	344	358
	24,349	23,432
Accumulated depreciation	(15,217)	(14,750)
	$9,132	$8,682

Depreciation expense was $613 million and $468 million for the first quarters of 2015 and 2014, respectively.

Equity Method Investments

	December 4, 2014		August 28, 2014
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,028	33%	$914	33%
Tera Probe	36	40%	48	40%
Other	16	Various	9	Various
	$1,080		$971
(1) Entity is a variable interest entity.

As of December 4, 2014, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1,028 million carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Equity in net income of equity method investees, net of tax, included the following:

Quarter ended	December 4, 2014	November 28, 2013
Inotera	$129	$84
Tera Probe	(7)	2
Other	2	—
	$124	$86

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009. As of December 4, 2014, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 33% ownership interest and the remaining ownership interest in Inotera was publicly held.

As of December 4, 2014, the market value of our equity interest in Inotera was $3.37 billion based on the closing trading price of 48.90 New Taiwan dollars per share in an active market. As of December 4, 2014 and August 28, 2014, there were gains of $25 million and $44 million, respectively, in accumulated other comprehensive income for cumulative translation adjustments from our equity investment in Inotera.

We purchase all of Inotera's DRAM output at a discount from market prices for our comparable components under a supply agreement (the "Inotera Supply Agreement"). The Inotera Supply Agreement has a three-year term (currently through December 2016) that contemplates annual negotiations with respect to potential successive one-year extensions. If the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. In the event of a wind-down, our share of Inotera's capacity would decline over the wind-down period. In the first quarters of 2015 and 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. We currently are in negotiations regarding the extension of the Inotera Supply Agreement. There can be no assurance that we will be able to reach an agreement. Under the Inotera supply agreements, we purchased $729 million and $587 million of DRAM products in the first quarters of 2015 and 2014, respectively.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. During the first quarter of 2015, we recorded an impairment charge of $10 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value, based on its trading price (Level 1 fair value measurement). As of December 4, 2014, the difference between our investment balance and our proportionate share of underlying equity in Tera Probe was $34 million and is expected to be accreted as income to our earnings through equity in net income of equity method investees over a weighted-average period of 7 years. We incurred manufacturing costs for the first quarters of 2015 and 2014 of $25 million and $33 million, respectively, for services performed by Tera Probe.

Intangible Assets

	December 4, 2014		August 28, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$814	$(364)	$809	$(341)
Customer relationships	1	(1)	1	(1)
	$815	$(365)	$810	$(342)

During the first quarters of 2015 and 2014, we capitalized $12 million and $6 million, respectively, for product and process technology with weighted-average useful lives of 8 years and 9 years, respectively. Amortization expense was $30 million and $23 million for the first quarters of 2015 and 2014, respectively.  Annual amortization expense is estimated to be $115 million for 2015, $101 million for 2016, $90 million for 2017, $79 million for 2018 and $31 million for 2019.

Accounts Payable and Accrued Expenses

	December 4, 2014	August 28, 2014
Accounts payable	$961	$996
Property, plant and equipment payables	664	289
Related party payables	489	673
Salaries, wages and benefits	364	456
Customer advances	110	98
Income and other taxes	89	71
Other	288	281
	$2,965	$2,864

As of December 4, 2014 and August 28, 2014, related party payables included $479 million and $660 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement. As of December 4, 2014 and August 28, 2014, related party payables also included $10 million and $13 million, respectively, due to Tera Probe for testing and probe services performed. (See "Equity Method Investments" note.)

As of December 4, 2014 and August 28, 2014, customer advances included $90 million and $90 million, respectively, for amounts received from a customer in 2014 under a DRAM supply agreement to be applied to purchases at market pricing through September 2016. As of December 4, 2014 and August 28, 2014, other noncurrent liabilities included $68 million and $90 million, respectively, from this DRAM supply agreement.

Debt

			December 4, 2014			August 28, 2014
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.25%	$169	$828	$997	$192	$939	$1,131
Capital lease obligations(2)	N/A	N/A	315	472	787	323	588	911
2019 senior notes	1.258%	1.97%	92	324	416	92	324	416
2022 senior notes	5.875%	6.14%	—	600	600	—	600	600
2025 senior notes	5.500%	5.56%	—	1,150	1,150	—	1,150	1,150
2031B convertible senior notes	1.875%	6.98%	—	—	—	362	—	362
2032C convertible senior notes(3)	2.375%	5.95%	—	312	312	—	314	314
2032D convertible senior notes(3)	3.125%	6.33%	—	264	264	—	288	288
2033E convertible senior notes(3)(4)	1.625%	4.50%	273	—	273	278	—	278
2033F convertible senior notes(3)(4)	2.125%	4.93%	267	—	267	265	—	265
2043G convertible senior notes	3.000%	6.76%	—	639	639	—	636	636
Other notes payable	2.157%	2.45%	52	19	71	126	116	242
			$1,168	$4,608	$5,776	$1,638	$4,955	$6,593

(1)
We have either the obligation or the option to pay cash for the aggregate amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2)	Weighted-average imputed rate of 4.3% and 4.3% as of December 4, 2014 and August 28, 2014, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on September 30, 2014 exceeded 130% of the conversion price per share, holders have the right to convert their notes at any time during the calendar quarter ended December 31, 2014. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended December 31, 2014; therefore, these notes are convertible by the holders through March 31, 2015.

(4)
As a result of these notes being convertible at the option of the holder through December 31, 2014, and because the terms of these notes would require us to pay cash for the principal amount of any converted notes, amounts are classified as current.

2015 Debt Restructure

In the first quarter of 2015, we continued to restructure our debt, including conversions and settlements, repurchases and early repayment of an other note payable. The following table presents the effect of each of the actions:

	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash	Decrease in Equity	(Loss) Gain(1)
Conversions and settlements:
2031B Notes	$(114)	$(362)	$(389)	$—	$(24)
2033E Notes	(6)	(6)	(18)	(14)	2
	(120)	(368)	(407)	(14)	(22)

Repurchases:
2032C Notes	(5)	(4)	(18)	(13)	(1)
2032D Notes	(31)	(26)	(107)	(79)	(2)
	(36)	(30)	(125)	(92)	(3)

Early repayment of note	(121)	(120)	(122)	—	(5)

	$(277)	$(518)	$(654)	$(106)	$(30)

(1)	Included in other non-operating expense.

Conversions and Settlements: During the first quarter of 2015, we had the following debt conversions and settlements:

2031B Notes – On July 23, 2014, we called for the redemption of our remaining 2031B Notes effective on August 22, 2014. Prior to such effective date, substantially all of the holders of our 2031B Notes exercised their option to convert their notes and, in each case, we elected to settle the amount due upon conversion entirely in cash.

2033E Notes – On September 30, 2014, a holder converted a portion of our 2033E Notes and we elected to settle the amount due upon conversion entirely in cash.

As a result of our elections to settle the amounts due upon conversion in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment. Under the terms of the indentures for the above notes, cash settlement amounts for these derivative debt liabilities were determined based on the shares underlying the converted notes multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days, beginning three days after the holder's election to convert their notes. Therefore, at the dates of our election to settle the conversion in cash, we reclassified the fair values of the equity components of each of the converted notes from additional capital to derivative debt liabilities within current debt in our consolidated balance sheet.

Repurchases: During the first quarter of 2015, we repurchased a portion of our 2032C Notes and 2032D Notes in privately-negotiated transactions. The liability and equity components of the repurchased notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the repurchased notes affected debt and equity.

Early Repayment: On October 17, 2014, we repaid a note payable prior to its scheduled maturity.

2014 Debt Restructure

Throughout 2014, we reduced the dilutive effects of our convertible notes by exchanging portions of these notes with less-dilutive convertible notes, or by converting or repurchasing portions of these notes using cash generated from operations and proceeds from issuing non-convertible debt with near investment-grade covenants. In the first quarter of 2014, we incurred losses related to these activities as follows:

•
$49 million (which included $38 million in non-operating expense and $11 million of interest expense from the payment of a "make-whole") from the exchange of an aggregate principal amount of $440 million of 2027 Notes, 2031A Notes and 2031B Notes into 2043G Notes; and

•
$43 million (which included $37 million in non-operating expense and $6 million of interest expense from the payment of a "make-whole") from the conversion of $95 million of principal amount of 2027 Notes and $112 million of aggregate principal amount of 2031A Notes.

Convertible Notes With Debt and Equity Components

As of December 4, 2014, the trading price of our common stock was higher than the conversion prices of all of our outstanding convertible notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes certain features of our convertible notes outstanding as of December 4, 2014:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$357	37	$9.63	$12.52	$982
2032D Notes	May 2021	313	31	9.98	12.97	816
2033E Notes	February 2018	294	27	10.93	14.21	674
2033F Notes	February 2020	300	27	10.93	14.21	690
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	243
		$2,289	157			$3,405

(1)
The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date or dates earlier than the contractual maturities of the notes or upon the occurrence of certain events or circumstances.

(2)
Holders have the right to convert all or a portion of their notes at a date or dates earlier than the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. As a result, as of December 4, 2014, holders of our 2032 Notes and 2033 Notes had the right to convert their notes.

(3)	Based on our closing share price of $36.07 as of December 4, 2014.

(4)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1.03 billion at maturity in 2043.

We amortize any initial debt discount or imputed interest over the period from issuance of the notes through the earliest date that holders can require us to repurchase all or a portion of their notes (see "Holder Put Date" in the table above). As a result, the period of amortization can be significantly shorter than the contractual maturity.

Revolving Credit Facilities

On December 2, 2014, we terminated our unused $153 million senior secured three-year revolving credit facility and entered into a senior secured five-year revolving credit facility, collateralized by a security interest in trade receivables and inventory. The credit facility has an aggregate revolving commitment which is subject to certain adjustments, including an availability block that effectively limits the maximum amount we could draw to $540 million.  Additionally, the maximum amount we could draw may decrease further if the value, as defined of our trade receivables and inventory collateralizing the credit facility decrease below a specified threshold. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate not to exceed LIBOR plus an applicable margin ranging between 1.25% to 1.75%, based on the monthly average undrawn availability under the credit facility. As of December 4, 2014, the amount available to us was $500 million and we had not drawn any amounts under this facility.

Contractual Maturities

As of December 4, 2014, maturities of notes payable (including the MMJ creditor installment payments) and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
Remainder of 2015	$304	$247
2016	290	295
2017	260	98
2018	552	56
2019	642	52
2020 and thereafter	3,556	110
Unamortized discounts and interest, respectively	(615)	(71)
	$4,989	$787

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

On December 5, 2011, the Board of Trustees for the University of Illinois (the "University") filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board ("PTAB") held a hearing on December 9, 2013 in connection with the three petitions. On March 10, 2014, the PTAB issued written decisions finding that each and every claim in the three patents in suit is invalid, and cancelled all claims. The University has appealed the PTAB rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials, Inc. infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. Trial currently is scheduled for August 21, 2015.

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against us in the U.S. District Court for the District of Delaware.  The complaint alleges that a variety of our NAND Flash products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs.

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

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against MTI for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. A hearing on the matter is scheduled for April 24, 2015.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of December 4, 2014, the Inotera Shares had a carrying value in equity method investments for purposes of our financial reporting of $568 million and a market value of $1.86 billion.

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

Redeemable Convertible Notes

Under the terms of the indentures of the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted (we could pay cash, shares of common stock or a combination thereof, at our option, for the remainder, if any, of our conversion obligation). Additionally, the 2033 Notes were convertible at the option of the holders as of December 4, 2014 and August 28, 2014. Therefore, the 2033 Notes were classified as current debt and the aggregate difference of $53 million and $57 million between the principal amount and the carrying value was classified as redeemable convertible notes in the mezzanine section of the accompanying consolidated balance sheet as of December 4, 2014 and August 28, 2014, respectively. (See "Debt" note.)

Equity

Changes in the components of equity were as follows:

	Quarter Ended December 4, 2014			Quarter Ended November 28, 2013
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$10,771	$802	$11,573	$9,142	$864	$10,006

Net income (loss)	1,003	(1)	1,002	358	23	381
Other comprehensive income (loss)	(21)	—	(21)	5	—	5
Comprehensive income (loss)	982	(1)	981	363	23	386

Contribution from noncontrolling interests	—	20	20	—	49	49
Distributions to noncontrolling interests	—	(6)	(6)	—	(9)	(9)
Capital and other transactions attributable to Micron	(75)	—	(75)	(286)	—	(286)
Ending balance	$11,678	$815	$12,493	$9,219	$927	$10,146

Micron Shareholders' Equity

Issued and Outstanding Capped Calls

We have capped calls with strike prices that range from $9.50 to $10.93 which are intended to reduce the effect of potential dilution from our convertible notes.  These capped calls provide for the receipt of cash or shares, at our election, from counterparties if the trading price of our stock is above the specified initial strike prices at the capped call expiration dates. Amounts received would be based on the trading price of our stock and would range from $0 (if the trading price of our stock is below the initial strike prices for all of the capped calls) to $864 million (if the trading price of our stock is at or above the cap prices for all of the capped calls).

Restrictions on Net Assets

As a result of the reorganization proceedings of the MMJ Companies being initiated on March 23, 2012, and for so long as such proceedings are continuing, the MMJ Group is subject to certain restrictions on dividends, loans and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of December 4, 2014 were $3.17 billion for the MMJ Group, which included cash and equivalents of $1.53 billion, and $789 million for IMFT.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the quarter ended December 4, 2014, were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of August 28, 2014	$42	$12	$1	$1	$56
Other comprehensive income before reclassifications	(24)	(15)	—	31	(8)
Amount reclassified out of accumulated other comprehensive income	—	(2)	—	(1)	(3)
Tax effects	—	1	—	(11)	(10)
Other comprehensive income (loss)	(24)	(16)	—	19	(21)
Balance as of December 4, 2014	$18	$(4)	$1	$20	$35

Noncontrolling Interests in Subsidiaries

	December 4, 2014		August 28, 2014
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$707	49%	$693	49%
MP Mask(1)	93	50%	93	50%
Other	15	Various	16	Various
	$815		$802

(1)	Entity is a variable interest entity.

IMFT

Since its inception in 2006, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and certain emerging memory technologies for the exclusive use of the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Commencing in January 2015, Intel can put to us, and commencing in January 2018, we can call from Intel, Intel's interest in IMFT for an amount equal to the noncontrolling interest balance for Intel. If Intel elects to sell to us, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design, other NAND Flash R&D costs and R&D costs of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $54 million and $29 million for the first quarters of 2015 and 2014, respectively.

We sell a portion of our products to Intel through IMFT at long-term negotiated prices approximating cost. Sales of NAND Flash products to Intel under this arrangement were $108 million and $101 million for the first quarters of 2015 and 2014, respectively. Receivables from Intel as of December 4, 2014 and August 28, 2014, were $66 million and $66 million, respectively for these sales.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

	December 4, 2014	August 28, 2014
Assets
Cash and equivalents	$79	$84
Receivables	77	73
Inventories	50	48
Other current assets	5	5
Total current assets	211	210
Property, plant and equipment, net	1,538	1,545
Other noncurrent assets	49	47
Total assets	$1,798	$1,802

Liabilities
Accounts payable and accrued expenses	$101	$106
Deferred income	8	8
Current portion of long-term debt	21	21
Total current liabilities	130	135
Long-term debt	65	71
Other noncurrent liabilities	107	110
Total liabilities	$302	$316
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

Quarter ended	December 4, 2014	November 28, 2013
IMFT distributions to Micron	$6	$—
IMFT distributions to Intel	6	—
Micron contributions to IMFT	21	51
Intel contributions to IMFT	20	49

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  The MP Mask joint venture agreement allows either party to terminate the joint venture in either May 2016, provided notice is given prior to May 2015, or in each successive five-year period following May 2016, provided such notice is given at least twelve months prior to the end of the successive five-year period. Since its inception, we have owned approximately 50% and Photronics has owned approximately 50% of MP Mask.  We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement.

The following table presents the assets and liabilities of MP Mask included in our consolidated balance sheets:

	December 4, 2014	August 28, 2014
Current assets	$23	$24
Noncurrent assets (primarily property, plant and equipment)	202	203
Current liabilities	36	28
Noncurrent liabilities	6	14
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to MP Mask's assets and do not have recourse to any other of our assets.

Derivative Instruments

We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities denominated in currencies other than the U.S. dollar. We have also had convertible note settlement obligations which were accounted for as derivative instruments as a result of our elections to settle conversions in cash. We do not use derivative instruments for speculative purpose.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities. Our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.

To hedge our exposures to monetary assets and liabilities, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days.  At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). To mitigate the risk of the yen strengthening against the U.S. dollar on the MMJ creditor installment payments due in December 2014 and December 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In the first quarter of 2015, we paid $33 million to settle the 20 billion yen forward contracts.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense).

Convertible Notes Settlement Obligations: In connection with our debt restructure activities in the fourth quarter of 2014 and the first quarter of 2015, holders elected to convert the remaining outstanding 2031B Notes and a portion of the 2033E Notes. In the first quarter of 2014, holders elected to convert substantially all of the outstanding 2027 Notes and a portion of the 2031A Notes. As a result of our elections to settle the amounts due upon conversion in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days, beginning on the date we notified the holder of our intention to settle the obligation in cash through the settlement date. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate and dividend rate. The subsequent measurements and final settlement amounts of our convertible notes settlement obligations were based on the volume-weighted average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total gross notional amounts and fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Liabilities(2)	Noncurrent Liabilities(3)
As of December 4, 2014
Currency forward contracts:
Yen	$111	$(19)	$—
Euro	72	(5)	—
	$183	$(24)	$—
As of August 28, 2014
Currency forward contracts:
Yen	$554	$(12)	$(6)
Euro	245	(1)	—
Singapore dollar	330	—	—
Shekel	62	(1)	—
	$1,191

Convertible notes settlement obligations	12	(389)	—
		$(403)	$(6)

(1)	Notional amounts of forward contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in accounts payable and accrued expenses for forward contracts and in current debt for convertible notes settlement obligations.

(3)	Included in other noncurrent liabilities.

Net gains (losses) for derivative instruments without hedge accounting designation were as follows:

Quarter Ended	December 4, 2014	November 28, 2013	Location
Foreign exchange contracts	$(58)	$(14)	Other non-operating income (expense)
Convertible notes settlement obligations	6	(37)	Other non-operating income (expense)

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We utilize currency forward contracts that generally mature within 12 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures.  Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).

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

	Notional Amount (in U.S. Dollars)	Fair Value of Current Liabilities(1)
As of December 4, 2014
Euro	$74	$(5)
Yen	8	—
	$82	$(5)
As of August 28, 2014
Euro	$24	$—
Yen	94	(2)
	$118	$(2)

(1)	Included in accounts payable and accrued expenses.

For the first quarters of 2015 and 2014, we recognized losses of $15 million and $2 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges are recognized in other non-operating income (expense) and were not significant in the first quarters of 2015 or 2014.  For the first quarter of 2015, we reclassified gains of $2 million from accumulated other comprehensive income (loss) to earnings. As of December 4, 2014, $5 million of gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts.  As of December 4, 2014, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts was generally equal to the fair value of our assets for these contracts as listed in the tables above.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions.

We also seek to enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty under these arrangements have been presented in our consolidated balance sheet on a net basis. As of December 4, 2014 and August 28, 2014, amounts netted were not significant.

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

Fair Value Measurements on a Recurring Basis

All of our marketable debt and equity investments were classified as available-for-sale and carried at fair value. Assets measured at fair value on a recurring basis were as follows:

	December 4, 2014			August 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$866	$—	$866	$1,281	$—	$1,281
Certificates of deposit	—	528	528	—	402	402
Government securities	—	31	31	—	—	—
Commercial paper	—	7	7	—	22	22
Corporate bonds	—	1	1	—	—	—
	866	567	1,433	1,281	424	1,705
Short-term investments:
Corporate bonds	—	217	217	—	154	154
Government securities	—	136	136	—	136	136
Commercial paper	—	86	86	—	85	85
Certificates of deposit	—	24	24	—	8	8
Asset-backed securities	—	3	3	—	1	1
	—	466	466	—	384	384
Long-term marketable investments:
Corporate bonds	—	581	581	—	407	407
Government securities	—	273	273	—	284	284
Asset-backed securities	—	217	217	—	127	127
Certificates of deposit	—	5	5	—	—	—
Marketable equity securities	1	—	1	1	—	1
	1	1,076	1,077	1	818	819
Restricted cash:
Certificates of deposit	—	24	24	—	27	27
	—	24	24	—	27	27

	$867	$2,133	$3,000	$1,282	$1,653	$2,935

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S. and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. As of December 4, 2014, no adjustments were made to such pricing information.

Fair Value Measurements on a Nonrecurring Basis

In connection with our repurchases of debt in the first quarter of 2015, we determined the fair value of the debt components of our convertible notes as if they were stand-alone instruments, using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours (Level 2).

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine components of our convertible notes) were as follows:

	December 4, 2014		August 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$5,799	$1,755	$5,886	$2,143
MMJ creditor installment payments and other notes	3,290	3,234	3,634	3,539

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

Equity Plans

As of December 4, 2014, our equity plans permit us to issue an aggregate of up to 154 million shares of common stock, of which 95 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model are presented below:

Quarter Ended	December 4, 2014	November 28, 2013
Stock options granted	1	2
Weighted-average grant-date fair value per share	$13.20	$7.58
Average expected life in years	5.7	4.8
Weighted-average expected volatility	47%	50%
Weighted-average risk-free interest rate	1.6%	1.3%

The expected volatilities utilized were based on implied volatilities from traded options on our stock and on our historical volatility.  The expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date.  No dividends were assumed in estimated option values.

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of December 4, 2014, there were 13 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity for the first quarters of 2015 and 2014 are summarized as follows:

Quarter Ended	December 4, 2014	November 28, 2013
Restricted stock awards granted	2	2
Weighted-average grant-date fair values per share	$30.17	$17.31

Stock-based Compensation Expense

Quarter Ended	December 4, 2014	November 28, 2013
Stock-based compensation expense by caption:
Cost of goods sold	$12	$7
Selling, general and administrative	15	11
Research and development	8	4
	$35	$22

Stock-based compensation expense by type of award:
Stock options	$18	$14
Restricted stock awards	17	8
	$35	$22

As of December 4, 2014, $305 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the first quarter of 2019, resulting in a weighted-average period of 1.4 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Other Operating (Income) Expense, Net

Quarter Ended	December 4, 2014	November 28, 2013
(Gain) loss on disposition of property, plant and equipment	$(6)	$8
Rambus settlement	—	233
Other	(10)	(7)
	$(16)	$234

In December 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  As a result, other operating expense for the first quarter of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other Non-Operating Income (Expense), Net

Quarter Ended	December 4, 2014	November 28, 2013
Loss on restructure of debt	$(30)	$(75)
Gain (loss) from changes in currency exchange rates	(21)	(6)
Other	2	1
	$(49)	$(80)

Income Taxes

Income taxes for the first quarters of 2015 and 2014 included $38 million and $73 million, respectively, related to the utilization of deferred tax assets by the MMJ Group.  Remaining taxes for the first quarters of 2015 and 2014 primarily reflect taxes on our non-U.S. operations.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Management continues to evaluate future financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowances. Income taxes on U.S. operations in the first quarters of 2015 and 2014 were substantially offset by changes in the valuation allowance.

As of December 4, 2014, the estimated potential increase in our unrecognized tax benefits for 2015 is approximately $200 million, primarily due to transfer pricing matters. This increase is expected to be substantially offset by a change in our valuation allowance. The resolution of tax audits or lapses of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months ranges from $0 to $80 million, including interest and penalties.

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive agreements that are conditional upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2026, reduced our tax provision for the first quarters of 2015 and 2014 by $140 million (benefitting our diluted earnings per share by $0.12) and by $76 million ($0.06 per diluted share), respectively.

Earnings Per Share

Antidilutive potential common shares that could dilute basic earnings per share in the future were 9 million and 38 million for the first quarters of 2015 and 2014, respectively.

Quarter Ended	December 4, 2014	November 28, 2013
Net income available to Micron shareholders – Basic	$1,003	$358
Dilutive effect related to equity method investment	(1)	—
Net income available to Micron shareholders – Diluted	$1,002	$358

Weighted-average common shares outstanding – Basic	1,070	1,046
Dilutive effect of equity plans and convertible notes	125	150
Weighted-average common shares outstanding – Diluted	1,195	1,196

Earnings per share:
Basic	$0.94	$0.34
Diluted	0.84	0.30

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
Mobile Business Unit ("MBU"): Includes DRAM, NAND Flash and NOR Flash products sold to the smartphone, feature phone and tablet mobile-device markets.
Embedded Business Unit ("EBU"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as the connected home and consumer electronics markets.

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. The unallocated amount of operating expense for the first quarter of 2014 related to the Rambus settlement.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

Quarter Ended	December 4, 2014	November 28, 2013
Net sales:
CNBU	$2,088	$1,744
SBU	984	805
MBU	940	1,052
EBU	539	409
All Other	22	32
	$4,573	$4,042

Operating income (loss):
CNBU	$623	$427
SBU	26	94
MBU	306	166
EBU	118	78
All Other	12	19
Unallocated	—	(233)
	$1,085	$551

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Operating Expenses and Other" regarding SG&A and R&D expenses for the second quarter of 2015 and regarding future costs for restructure activities; and in "Liquidity and Capital Resources" regarding our pursuit of additional financing and debt restructuring, regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements for at least the next 12 months, regarding capital spending in 2015 and future periods, regarding plans to expand our clean room space in Singapore and regarding the timing of payments for certain contractual obligations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 28, 2014. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2015 contains 53 weeks and the first quarter of fiscal 2015 contained 14 weeks. Our fiscal 2014 contained 52 weeks and the first and fourth quarters each contained 13 weeks. All production data includes the production of IMFT and Inotera. All tabular amounts are in millions except per share amounts.

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

Overview

We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash and NOR Flash, is the basis for solid state drives, modules, multichip packages and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded and automotive applications. We market our products through our internal sales force, independent sales representatives and distributors primarily to Original Equipment Manufacturers ("OEMs") and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies and generating a return on R&D investments.

We obtain products for sale to our customers from our wholly-owned manufacturing facilities and our joint ventures. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements.

We make significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and our joint ventures. These investments enable our production of semiconductor products with increasing functionality and performance at lower costs. We generally reduce the manufacturing cost of each generation of product through advancements in product and process technologies, such as our leading-edge line-width process technology. We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability and increased memory density. To leverage our significant investments in R&D, we have formed, and may continue to form, strategic joint ventures that allow us to share the costs of developing memory product and process technologies with joint venture partners. In addition, from time to time, we also sell and/or license technology to other parties. We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

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
Mobile Business Unit ("MBU"): Includes DRAM, NAND Flash and NOR Flash products sold to the smartphone, feature phone and tablet mobile-device markets.
Embedded Business Unit ("EBU"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as the connected home and consumer electronics markets.

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2015	% of net sales	2014	% of net sales	2014	% of net sales

Net sales	$4,573	100%	$4,042	100%	$4,227	100%
Cost of goods sold	2,935	64%	2,761	68%	2,842	67%
Gross margin	1,638	36%	1,281	32%	1,385	33%

SG&A	193	4%	176	4%	180	4%
R&D	376	8%	320	8%	358	8%
Other operating (income) expense, net	(16)	—%	234	6%	19	—%
Operating income	1,085	24%	551	14%	828	20%

Interest income (expense), net	(83)	(2)%	(96)	(2)%	(81)	(2)%
Other non-operating income (expense), net	(49)	(1)%	(80)	(2)%	198	5%
Income tax (provision) benefit	(75)	(2)%	(80)	(2)%	87	2%
Equity in net income of equity method investees	124	3%	86	2%	119	3%
Net (income) loss attributable to noncontrolling interests	1	—%	(23)	(1)%	(1)	—%
Net income attributable to Micron	$1,003	22%	$358	9%	$1,150	27%

Net Sales

	First Quarter				Fourth Quarter
	2015	% of total net sales(1)	2014	% of total net sales(1)	2014	% of total net sales(1)
CNBU	$2,088	46%	$1,744	43%	$1,897	45%
SBU	984	22%	805	20%	907	21%
MBU	940	21%	1,052	26%	910	22%
EBU	539	12%	409	10%	476	11%
All Other	22	—%	32	1%	37	1%
	$4,573		$4,042		$4,227
(1) Percentages are calculated based on amounts presented and therefore may produce results that do not total 100%.

Total net sales for the first quarter of 2015 increased 8% as compared to the fourth quarter of 2014 primarily due to higher gigabit sales volumes across all reportable segments as a result of increased manufacturing output. The increase in manufacturing output was primarily due to an additional week in our first quarter of 2015 as compared to our fourth quarter of 2014 and improvements in product and process technologies.

Total net sales for the first quarter of 2015 increased 13% as compared to the first quarter of 2014 reflecting increases in CNBU, SBU and EBU sales primarily due to higher levels of DRAM and NAND Flash gigabit sales volumes partially offset by declines in average selling prices. The increase in gigabit sales volumes for the first quarter of 2015 was primarily attributable to higher manufacturing output due to improvements in product and process technologies and the additional week in our first quarter of 2015.

Gross Margin

Our overall gross margin percentage improved to 36% for the first quarter of 2015 from 33% for the fourth quarter of 2014. Our gross margin percentage for the fourth quarter of 2014 was adversely impacted by an aggregate of approximately $100 million for costs of goods sold associated with a patent license with Tessera Technologies, Inc. and losses from the last-time sale of legacy architecture mobile phase change memory ("PCM") products. In addition, in the first quarter of 2015 as compared to the fourth quarter of 2014, we had slight manufacturing cost reductions primarily due to improvements in product and process technologies.

We purchase substantially all the output of DRAM from our Inotera joint venture at a discount from market prices for our comparable components under a supply agreement (the "Inotera Supply Agreement"). The Inotera Supply Agreement has a three-year term (currently through December 2016) that contemplates annual negotiations with respect to potential successive one-year extensions. If the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. In the event of a wind-down, our share of Inotera's capacity would decline over the wind-down period. In 2015 and 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. We currently are in negotiations regarding the extension of the Inotera Supply Agreement. There can be no assurance that we will be able to reach an agreement. Under the Inotera supply agreements, we purchased $729 million, $675 million and $587 million of DRAM products in the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively.

Our overall gross margin percentage improved to 36% for the first quarter of 2015 from 32% for the first quarter of 2014 due to improvements in the gross margin percentage for CNBU and MBU, primarily due to manufacturing cost reductions. The gross margin percentages for SBU and EBU for the first quarter of 2015 declined from the first quarter of 2014 as decreases in average selling prices outpaced manufacturing cost reductions.

Operating Results by Business Segment

CNBU

	First Quarter		Fourth Quarter
	2015	2014	2014
Net sales	$2,088	$1,744	$1,897
Operating income	623	427	495

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes and cost per gigabit of our of DRAM products. (See "Operating Results by Product – DRAM" for further details.) CNBU sales for the first quarter of 2015 increased 10% as compared to the fourth quarter of 2014 primarily due to increases in sales volumes resulting from higher output due to the additional week in our first quarter of 2015 and improvements in product and process technologies. CNBU operating income for the first quarter of 2015 improved from the fourth quarter of 2014 primarily due to the increase in sales volumes and manufacturing cost reductions.

CNBU sales for the first quarter of 2015 increased 20% as compared to the first quarter of 2014 primarily due to increases in gigabits sold resulting from higher output due to improvements in product and process technologies and the additional week in the first quarter of 2015. CNBU manufacturing output for the first quarter of 2015 as compared to the first quarter of 2014 was impacted by the transition during 2014 of production at one of our Singapore wafer fabrication facilities from DRAM to NAND Flash. CNBU operating income for the first quarter of 2015 improved from the first quarter of 2014 primarily due to the increase in sales volumes and manufacturing cost reductions.

SBU

	First Quarter		Fourth Quarter
	2015	2014	2014
Net sales	$984	$805	$907
Operating income	26	94	27

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes and cost per gigabit of our NAND Flash products (See "Operating Results by Product – NAND Flash" for further detail.) SBU sales for the first quarter of 2015 increased 8% from the fourth quarter of 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for the first quarter of 2015 were primarily due to improvements in product and process technologies and the additional week in our first quarter of 2015. SBU sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. SBU sales of NAND Flash products to Intel under this arrangement were $108 million for the first quarter of 2015, $111 million for the fourth quarter of 2014 and $101 million for the first quarter of 2014. All other SBU products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

SBU sales of NAND Flash products to trade customers for the first quarter of 2015 increased 10% as compared to the fourth quarter of 2014 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. SBU operating income for the first quarter of 2015 was essentially unchanged from the fourth quarter of 2014 as declines in average selling prices were offset by manufacturing cost reductions.

SBU sales of NAND Flash products to trade customers for the first quarter of 2015 increased 26% as compared to the first quarter of 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for the first quarter of 2015 were primarily due to the transition during 2014 of our wafer fabrication facility in Singapore from DRAM to NAND Flash, improvements in product and process technologies and the additional week in our first quarter of 2015. SBU operating income for the first quarter of 2015 declined from the first quarter of 2014 primarily due to decreases in average selling prices and increases in R&D costs mitigated by manufacturing cost reductions. Manufacturing cost reductions resulted primarily from improvements in product and process technologies.

MBU

	First Quarter		Fourth Quarter
	2015	2014	2014
Net sales	$940	$1,052	$910
Operating income	306	166	204

In the first quarter of 2015, MBU sales were primarily composed of DRAM and NAND Flash, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the first quarter of 2015 increased 3% as compared to the fourth quarter of 2014 primarily due to increases in gigabit sales volumes as a result of higher production from the additional week of production. MBU sales in the fourth quarter of 2014 included $46 million for a last-time sale of legacy architecture mobile PCM products. MBU operating income for the first quarter of 2015 improved from the fourth quarter of 2014 primarily due to the increases in sales volumes and manufacturing cost reductions. MBU operating income for the fourth quarter of 2014 included $38 million of losses for the last-time sale of PCM products.

MBU sales for the first quarter of 2015 decreased 11% as compared to the first quarter of 2014 primarily due to declines in average selling prices. MBU operating income improved for the first quarter of 2015 from the first quarter of 2014 primarily due to manufacturing cost reductions which significantly outpaced declines in average selling prices.

EBU

	First Quarter		Fourth Quarter
	2015	2014	2014
Net sales	$539	$409	$476
Operating income	118	78	77

In the first quarter of 2015, EBU sales were composed of DRAM, NAND Flash and NOR Flash in decreasing order of revenue. EBU sales for the first quarter of 2015 increased 13% as compared to the fourth quarter of 2014 primarily due to higher sales of DRAM and NAND Flash products. EBU operating income for the first quarter of 2015 improved as compared to the fourth quarter of 2014 primarily due to higher margins on sales of DRAM products as a result of the increase in sales and cost reductions.

EBU sales increased 32% for the first quarter of 2015 as compared to the first quarter of 2014 primarily due to increased sales volumes of DRAM, NAND Flash and NOR Flash products as EBU continued to expand its customer base, partially offset by declines in average selling prices. EBU operating income for the first quarter of 2015 improved from the first quarter of 2014 primarily due to higher sales volumes and manufacturing cost reductions partially offset by the declines in average selling prices.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2015	% of total net sales	2014	% of total net sales	2014	% of total net sales
DRAM	$3,110	68%	$2,794	69%	$2,856	68%
NAND Flash	1,303	28%	1,058	26%	1,159	27%
Other	160	3%	190	5%	212	5%
	$4,573		$4,042		$4,227

DRAM

	First Quarter 2015 Versus
	Fourth Quarter	First Quarter
	2014	2014

	(percentage change from prior period)
Net sales	9%	11%
Average selling prices per gigabit	1%	(2)%
Gigabits sold	8%	13%
Cost per gigabit	(4)%	(14)%

The increase in gigabit sales of DRAM products for the first quarter of 2015 as compared to the fourth quarter of 2014 was primarily due to the additional week in our first quarter of 2015 and improved product and process technologies. The increase in gigabit sales of DRAM products for the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to the additional week in our first quarter of 2015 and improved product and process technologies, partially offset by the impact of the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash.

In the first quarter of 2015 and throughout 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. DRAM products acquired from Inotera accounted for 38% of our DRAM gigabit production for the first quarter of 2015 as compared to 39% for the fourth quarter of 2014 and 34% for the first quarter of 2014.

Our gross margin percentage on sales of DRAM products for the first quarter of 2015 improved from the fourth and first quarters of 2014 primarily due to manufacturing cost reductions as a result of improvements in product and process technologies. In addition, the gross margin percentage on sales of DRAM products for the fourth quarter of 2014 was adversely impacted by a $41 million charges to costs of goods sold associated with a patent license with Tessera Technologies, Inc.

NAND Flash

The following discussion regarding NAND Flash sales information to trade customers excludes NAND Flash products sold to Intel through IMFT at long-term negotiated prices approximating cost.

	First Quarter 2015 Versus
	Fourth Quarter	First Quarter
	2014	2014

Sales to trade customers:	(percentage change from prior period)
Net sales	14%	26%
Average selling prices per gigabit	(6)%	(27)%
Gigabits sold	20%	72%
Cost per gigabit	(5)%	(19)%

Increases in NAND Flash gigabits sold to trade customers for the first quarter of 2015 as compared to the fourth quarter of 2014 were primarily due to improved product and process technologies and the additional week in our first quarter of 2015. Our gross margin percentage on sales of trade NAND Flash products for the first quarter of 2015 was relatively unchanged from the fourth quarter of 2014 as manufacturing cost reductions offset declines in average selling prices. Manufacturing cost reductions for the first quarter of 2015 as compared to the fourth quarter of 2014 primarily resulted from improvements in product and process technologies.

Increases in NAND Flash gigabits sold to trade customers for the first quarter of 2015 as compared to the first quarter of 2014 were primarily due to the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash production, improved product and process technologies and the additional week in our first quarter of 2015. Our gross margin percentage on sales of trade NAND Flash products for the first quarter of 2015 declined from the first quarter of 2014 as the declines in average selling prices outpaced manufacturing cost reductions. Manufacturing cost reductions for the first quarter of 2015 as compared to the first quarter of 2014 primarily resulted from improvements in product and process technologies. In addition, the gross margin percentage on sales of NAND Flash products for the fourth quarter of 2014, was adversely impacted by a $24 million charge to costs of goods sold associated with a patent license with Tessera Technologies, Inc.

Operating Expenses and Other

Selling, General and Administrative

SG&A expenses for the first quarter of 2015 increased 7% as compared to the fourth quarter of 2014 primarily due to the additional week in our first quarter of 2015. We expect that SG&A expenses will approximate $180 million to $190 million for the second quarter of 2015.

SG&A expenses for the first quarter of 2015 increased 10% as compared to the first quarter of 2014 primarily due to the additional week in our first quarter of 2015.

Research and Development

R&D expenses for the first quarter of 2015 increased 5% from the fourth quarter of 2014 primarily due to the additional week in our first quarter of 2015 partially offset by a lower volume of development wafers processed. R&D expenses for the first quarter of 2015 increased 18% from the first quarter of 2014 primarily due to the additional week in our first quarter of 2015 and higher payroll costs partially offset by higher reimbursement under partnering arrangements. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $385 million to $395 million for the second quarter of 2015.

As a result of amounts reimbursable from Intel under a joint development program for NAND Flash and certain emerging memory technologies, R&D expenses were reduced by $54 million for the first quarter of 2015, $37 million for the fourth quarter of 2014 and $29 million for the first quarter of 2014.

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

Interest Income (Expense)

Net interest expense for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, included amortization of debt discount and other costs of $38 million, $37 million and $50 million, respectively.

Income Taxes

Our effective tax rates were 7.9%, (9.2%) and 21.3% for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively. Included in the effective tax rate for the fourth quarter of 2014 was a $190 million tax benefit from increases in the amount of the MMJ Group’s deferred tax assets expected to be realized based on our forecasted utilization of net operating losses. Our effective tax rate reflects the following:

•	we have operations in tax jurisdictions where we have indefinitely reinvested our earnings and the effective tax rates in these jurisdictions are significantly lower than the U.S. statutory rate;

•	we have operations outside the U.S., including Singapore, where we have tax incentive agreements that decrease our effective tax rates; and
•we have a valuation allowance against substantially all of our US. net deferred tax assets.

Income taxes for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014 included $38 million, $72 million and $73 million, respectively, of expenses related to the utilization of deferred tax assets by the MMJ Group. The remaining tax provision for these periods primarily reflects taxes on our other non-U.S. operations. Income taxes on U.S. operations for 2015 and 2014 were substantially offset by changes in the valuation allowance.

The effect of tax incentive arrangements reduced our tax provision by $140 million (benefitting our diluted earnings per share by $0.12) for the first quarter of 2015, by $54 million ($0.05 per diluted share) for the fourth quarter of 2014, and by $76 million ($0.06 per diluted share) for the first quarter of 2014.

Equity in Net Income of Equity Method Investees

We recognize our share of earnings or losses from equity method investments, generally on a two-month lag.  Equity in net income of equity method investees, net of tax, included the following:

	First Quarter		Fourth Quarter
	2015	2014	2014
Inotera	$129	$84	$116
Tera Probe	(7)	2	3
Other	2	—	—
	$124	$86	$119

Our equity in net income of Inotera improved for the first quarter of 2015 as compared to the fourth and first quarters of 2014 primarily due to Inotera's improved operating results as a result of higher selling prices and lower manufacturing costs. As of September 30, 2014, Inotera had a net operating loss carryforward of 49 billion New Taiwan dollars (equivalent to $1.6 billion). Inotera has a full valuation allowance against deferred tax assets related to its net operating loss carryforward and may reverse all or a portion of the valuation allowance in a future period. Reversal of all or a portion of Inotera's valuation allowance would result in a gain in the period of reversal.

During the first quarter of 2015, we recorded an impairment charge of $10 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value.

Other Operating and Non-Operating Activities

In the fourth quarter of 2014, other operating expenses included restructure charges of $22 million primarily associated with workforce optimization activities and with our efforts to wind down our 200mm operations primarily in Agrate, Italy and Kiryat Gat, Israel.  As of December 4, 2014, we do not anticipate incurring any significant additional costs for these restructure activities.

In the first quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters, and entered into a patent cross-license agreement.  As a result, other operating expense for the first quarter of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other non-operating income and expense included the following items:

•	losses from the restructure of debt of $30 million, $13 million and $75 million for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively;

•	losses from changes in currency exchange rates of $21 million, $3 million and $6 million for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively;

•	a gain of $119 million in the fourth quarter of 2014 as a result of ON Semiconductor Corporation's acquisition of our interest in Aptina; and

•	a gain of $93 million in the fourth quarter of 2014 recognized in connection with the issuance of common shares by Inotera.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $1.59 billion in the first quarter of 2015 and $5.70 billion in 2014. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained $2.21 billion in proceeds from issuance of debt in 2014. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities (including repurchases of convertible notes or equity) and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt.

Our Board of Directors has authorized the discretionary repurchase of up to $1.00 billion of our outstanding common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately negotiated transactions and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the first quarter of 2015, we did not repurchase any shares of our common stock under this authorization.

We expect that our cash and marketable investments, cash flows from operations and available financing will be sufficient to meet our requirements at least through at least the next 12 months.

As of	December 4, 2014	August 28, 2014
Cash and equivalents and short-term investments:
Bank deposits	$2,331	$2,445
Money market funds	866	1,281
Certificates of deposit	552	410
Corporate bonds	218	154
Government securities	167	136
Commercial paper	93	107
Asset-backed securities	3	1
	$4,230	$4,534

Long-term marketable investments	$1,077	$819

As of December 4, 2014, $2.93 billion of our cash and equivalents and short-term investments was held by subsidiaries outside the U.S., of which $558 million was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and investments in the table above included an aggregate of $1.53 billion held by the MMJ Group as of December 4, 2014. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Moreover, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

Indefinitely Reinvested: As of December 4, 2014, we had $2.84 billion of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, that were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

IMFT: Cash and equivalents and short-term investments in the table above included $79 million held by IMFT as of December 4, 2014. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Operating Activities

Net cash provided by operating activities was $1.59 billion for the first quarter of 2015, due primarily to a strong market for our products and our continued focus on cost-efficient operations.

Investing Activities

Net cash used for investing activities was $1.08 billion for the first quarter of 2015, which consisted primarily of cash expenditures of $669 million for property, plant and equipment and $338 million of net outflows for investments in available-for-sale securities.

To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment, and R&D. We estimate that capital spending for 2015 will be approximately $3.6 billion to $4.0 billion. The actual amounts for 2015 will vary depending on market conditions and the timing of equipment receipts. As of December 4, 2014, we had commitments of approximately $740 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

In December 2014, we announced plans to add approximately 255,000 square feet of clean room space to our fabrication facility in Singapore.  This expansion would facilitate efficient implementation of 3D NAND Flash production at the Singapore facility and give us the flexibility to gradually add incremental capacity in response to market requirements.  The additional space would enable production of storage class and other memory technologies.  Construction of the additional space is expected to begin in 2015 with initial manufacturing output likely in 2017.  We currently anticipate spending approximately $50 million in 2015 for initial design and construction. At completion and subject to market conditions, we currently expect the total cost for this expansion to be approximately $4 billion incurred over a number of years starting in 2016.

Financing Activities

Net cash used for financing activities was $806 million for the first quarter of 2015, which included $786 million for repayments of debt (including $371 million for amounts in excess of principal of our converted notes).

2015 Debt Restructure

In the first quarter of 2015, we reduced the dilutive effects of our convertible notes through conversions and repurchases. As a result, we eliminated convertible notes that were convertible into approximately 4 million shares of our common stock. The following table summarized our restructure activities in the first quarter of 2015.

	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash	Decrease in Equity	Loss(1)
Conversions and settlements	$(120)	$(368)	$(407)	$(14)	$22
Repurchases	(36)	(30)	(125)	(92)	3
Early repayment of note	(121)	(120)	(122)	—	5
	$(277)	$(518)	$(654)	$(106)	$30

(1)	Included in other non-operating expense.

Available Credit Facilities: As of December 4, 2014, we had credit facilities available that provide for up to $755 million of additional financing, subject to outstanding balances of trade receivables and inventories as well as other conditions.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day periods ended on December 31, 2014 exceeded 130% of the conversion prices per share of our 2032 Notes and 2033 Notes, holders of those notes have the right to convert their notes at any time through March 31, 2015. For all of our convertible notes, we have: (1) the requirement to pay cash for the principal amount and the option to pay either cash, shares of our common stock or any combination thereof for any remaining conversion obligation, or (2) the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion.

The following table summarizes the potential settlements, as of December 4, 2014, that we could be required to make if all holders converted their 2032 Notes and 2033 Notes:

	Initial Conversion Price Per Share	Settlement Option for Principal Amount	Outstanding Principal	If Settled With Minimum Cash Required(1)		If Settled Entirely With Cash(2)
				Cash	Remainder in Shares	Cash
2032C Notes	$9.63	Cash and/or shares	$357	$—	37	$1,339
2032D Notes	9.98	Cash and/or shares	313	—	31	1,129
2033E Notes	10.93	Cash	294	294	19	968
2033F Notes	10.93	Cash	300	300	19	990
			$1,264	$594	106	$4,426

(1)	We are required to settle the principal amount of the 2033 Notes in cash. The remaining conversion obligation paid in shares is based on our closing share price of $36.07 as of December 4, 2014.

(2)	Based on our closing share price of $36.07 as of December 4, 2014. Assumes we elect cash settlement for the entire obligation.

Contractual Obligations

		Payments Due by Period
As of December 4, 2014	Total	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter
Notes payable(1)(2)	$7,131	$444	$453	$421	$710	$797	$4,306
Capital lease obligations(2)	858	247	295	98	56	52	110
Operating leases(3)	118	16	19	15	14	13	41
Total	$8,107	$707	$767	$534	$780	$862	$4,457

(1)
Amounts include MMJ creditor installment payments, convertible notes and other notes. Any future redemptions, repurchases or conversions of convertible debt could impact the amount and timing of our cash payments.

(2)	Amounts reflect principal and interest.

(3)	Amounts do not include contingent lease payments.

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards" note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates, and as a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of December 4, 2014 and August 28, 2014, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $256 million and $250 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of December 4, 2014 and August 28, 2014, we held investments in debt securities of $2.13 billion and $1.65 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $5 million as of December 4, 2014 and $6 million as of August 28, 2014.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our consolidated subsidiaries is the U.S. dollar. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Singapore dollar, the New Taiwan dollar, the yen and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We utilize currency forward and option contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $81 million as of December 4, 2014 and $7 million as of August 28, 2014. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

As of December 4, 2014, under the terms and conditions of their plans of reorganization, the MMJ Companies are obligated to pay 142 billion yen (or the equivalent of $1.19 billion based on exchange rates as of December 4, 2014) to their external creditors. The installment payments are due at the end of each calendar year from 2014 through 2019. For the MMJ Creditor Installment payment due in 2016, we entered into a forward contract to purchase 10 billion yen on November 27, 2015. In addition, the MMJ Companies' yen-denominated cash and equivalents and other asset balances mitigate the foreign currency exchange risk associated with the remaining installment payments.

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

Because the plans of reorganization of the MMJ Companies provide for ongoing payments to creditors following the closing of the MMJ acquisition, the Japan Proceedings are continuing and the MMJ Companies remain subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee makes decisions in relation to the operation of the businesses of the MMJ Companies, other than decisions in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. The Japan Proceedings and oversight of the Japan Court will continue until the final creditor payment is made under the MMJ Companies' plans of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. The MMJ Companies may petition the Japan Court for an early termination of the Japan Proceedings once two-thirds of all payments under the plans of reorganization are made. Although such early terminations are customarily granted, there can be no assurance that the Japan Court will grant any such petition in these particular cases.

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

For a discussion of legal proceedings, see "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors."

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected. We have experienced significant decreases in our average selling prices per gigabit in previous years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

	DRAM	Trade NAND Flash*

	(percentage change in average selling prices)
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%
* Trade NAND Flash excludes sales to Intel from IMFT.

We may be unable to maintain or improve gross margins.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, architecture, number of mask layers, number of fabrication steps and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulty in transitioning to smaller line-width process technologies, technological barriers and changes in process technologies or products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, may be considering providing, or have provided, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs. Transitions to smaller line-width process technologies and product and process improvements have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. In recent periods, we and some of our competitors have announced plans to build new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

Our Inotera Supply Agreement involves numerous risks.

We have a supply agreement with Inotera (the "Inotera Supply Agreement") under which we are obligated to purchase substantially all of Inotera's DRAM output over a three-year term at a purchase price based on a discount from market prices for our comparable components, currently through December 2016. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions, and if the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. In the event of a wind-down, our share of Inotera's capacity would decline over the wind-down period. We currently are in negotiations regarding the extension of the Inotera Supply Agreement. There can be no assurance that we will be able to reach an agreement. Our Inotera Supply Agreement involves numerous additional risks including the following:

•	higher costs for supply obtained under the Inotera Supply Agreement as compared to our wholly-owned facilities;

•	difficulties and delays in ramping production at Inotera;

•	difficulties in transferring technology to Inotera; and

•	difficulties in coming to an agreement with Nanya regarding major corporate decisions, such as capital expenditures or capital structure.

In 2015 and 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. For the first quarter of 2015, we purchased $729 million of DRAM products from Inotera and our supply from Inotera accounted for 38% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased. As of December 4, 2014, we had debt with a carrying value of $5.78 billion. In addition, the conversion value in excess of principal amount for our convertible notes outstanding as of December 4, 2014 was $3.41 billion. In the first quarter of 2015, we paid $389 million to settle conversion obligations initiated in the fourth quarter of 2014 for convertible notes with a principal amount of $114 million. In the first quarter of 2015, we also paid $125 million to repurchase convertible notes with a principal amount of $36 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of December 4, 2014, we had credit facilities available that provide for up to $755 million of additional financing, subject to outstanding balances of trade receivables, inventories and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy the applicable drawdown conditions and utilize these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing and capital market debt issuances.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures and other business activities;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes;

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D and other general corporate requirements;

•	adversely impact our credit rating, which could increase future borrowing costs; and

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2015 will be approximately $3.6 billion to $4.0 billion. In addition, as a result of the MMJ acquisition and our announced plan for expansion in Singapore, we expect our future capital spending will be higher than our historical levels. As of December 4, 2014, we had cash and equivalents and marketable investments of $5.31 billion. Cash and marketable investments included $1.53 billion held by the MMJ Group and $79 million held by IMFT, none of which is generally available to finance our other operations.

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

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against MTI for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. A hearing on the matter is scheduled for April 24, 2015.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of December 4, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $568 million and a market value of $1.86 billion.

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

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.")

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

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may recognize losses from our equity method investments;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment in our joint ventures, which may result in higher levels of cash expenditures by us;

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

Across our global operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, the Singapore dollar, the New Taiwan dollar, the yen and the yuan. We recorded net losses from changes in currency exchange rates of $28 million for 2014 and $229 million for 2013. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $81 million as of December 4, 2014. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that the exchange rates for U.S. dollar adversely change against our foreign currency exposures in the euro, Singapore dollar, New Taiwan dollar, the yen or the yuan, our results of operations or financial condition may be adversely affected.

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

In previous years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda and the 2012 bankruptcy filing by Elpida (now known as MMJ). These types of proceedings often lead to court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we may engage in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

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

We operate in a number of locations outside the U.S., including in Singapore, where we have tax incentive agreements that are conditional upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states and various other jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2010 through 2014.  In addition, tax returns open to examination in multiple other taxing jurisdictions range from the years 2005 to 2014. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

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

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first quarter of 2015. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Taiwan, Singapore and Japan. Our international sales and operations are subject to a variety of risks, including:

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

We manage and store on our network systems various proprietary information and sensitive or confidential data relating to our operations. We also process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized users may be able to gain access to our network system and steal proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Attacks on our network systems could result in significant losses and damage our reputation with customers, and could expose us to litigation if the confidential information of our customers, suppliers or employees is compromised.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2015, we acquired, as payment of withholding taxes or exercise prices in connection with the vesting or exercise of equity awards, 933,147 shares of our common stock at an average price per share of $28.30. We retired these shares in the first quarter of 2015. Share repurchase activity for the first quarter of 2015 was as follows:

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
August 29, 2014	–	October 2, 2014	1,813	$31.97
October 3, 2014	–	October 30, 2014	901,920	28.14
October 31, 2014	–	December 4, 2014	29,414	32.87
			933,147	28.30		$1,000,000,000

(1)
In the first quarter of 2015, our Board of Directors authorized the discretionary repurchase of up to $1.00 billion of our outstanding common stock. Any repurchases under the new authorization may be made in open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and our ongoing determination that it is the best use of available cash.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (2)
10.87
Credit Agreement dated as of December 2, 2014 among Micron Technology, Inc. and Micron Semiconductor Products, Inc., as Borrowers, HSBC Bank USA, N.A., as Administrative Agent, Co-Collateral Agent, Joint Lead Arranger and Joint Book Runner, JPMorgan Chase Bank, N.A., as Co-Collateral Agent and Syndication Agent, J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., Citigroup Global Markets,  Inc. and Wells Fargo Bank, N.A., as Joint Book Runners and Co-Documentation Agents, and certain financial institutions, as lenders. (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2014

(3)	Incorporated by reference to Current Report on Form 8-K dated December 8, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	January 9, 2015	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)