Form 10-Q
period 2015-03-05
MICRON TECHNOLOGY INC
filed 2015-04-10
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 5, 2015

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of April 3, 2015, was 1,081,540,268.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2023 Notes	5.250% Senior Notes due 2023	MAI	Micron Akita, Inc.
2027 Notes	1.875% Convertible Senior Notes	MMJ	Micron Memory Japan, Inc.
2031A Notes	1.500% Convertible Senior Notes due 2031	MMJ Companies	MMJ and MAI
2031B Notes	1.875% Convertible Senior Notes due 2031	MMJ Group	MMJ and its subsidiaries
2032 Notes	The 2032C and 2032D Notes	MMT	Micron Memory Taiwan Co., Ltd.
2032C Notes	2.375% Convertible Senior Notes due 2032	MP Mask	MP Mask Technology Center, LLC
2032D Notes	3.125% Convertible Senior Notes due 2032	MTI	Micron Technology, Inc.
2033 Notes	The 2033E and 2033F Notes	Nanya	Nanya Technology Corporation
2033E Notes	1.625% Convertible Senior Notes due 2033	PSRAM	Pseudo-static DRAM
2033F Notes	2.125% Convertible Senior Notes due 2033	Photronics	Photronics, Inc.
2043G Notes	3.00% Convertible Senior Notes due 2043	Qimonda	Qimonda AG
DRAM	Dynamic Random Access Memory	Rambus	Rambus, Inc.
Elpida	Elpida Memory, Inc.	R&D	Research and Development
IMFT	IM Flash Technologies, LLC	RLDRAM	Reduced Latency DRAM
Inotera	Inotera Memories, Inc.	SG&A	Selling, General and Administration
Intel	Intel Corporation	SSD	Solid-State Drive
Japan Court	Tokyo District Court	Tera Probe	Tera Probe, Inc.
LPDRAM	Low Power DRAM	VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Net sales	$4,166	$4,107	$8,739	$8,149
Cost of goods sold	2,761	2,704	5,696	5,465
Gross margin	1,405	1,403	3,043	2,684

Selling, general and administrative	187	177	380	353
Research and development	379	344	755	664
Other operating (income) expense, net	(16)	13	(32)	247
Operating income	855	869	1,940	1,420

Interest income	8	6	15	11
Interest expense	(83)	(83)	(173)	(184)
Other non-operating income (expense), net	(6)	(122)	(55)	(202)
	774	670	1,727	1,045

Income tax (provision) benefit	(47)	(63)	(122)	(143)
Equity in net income of equity method investees	208	134	332	220
Net income	935	741	1,937	1,122

Net (income) loss attributable to noncontrolling interests	(1)	(10)	—	(33)
Net income attributable to Micron	$934	$731	$1,937	$1,089

Earnings per share:
Basic	$0.87	$0.69	$1.81	$1.03
Diluted	0.78	0.61	1.62	0.91

Number of shares used in per share calculations:
Basic	1,074	1,060	1,072	1,053
Diluted	1,190	1,201	1,193	1,199

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Net income	$935	$741	$1,937	$1,122

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(50)	(10)	(74)	(4)
Gain (loss) on derivatives, net	(2)	(2)	(18)	(4)
Pension liability adjustments	(1)	2	18	2
Gain (loss) on investments, net	(1)	1	(1)	2
Other comprehensive income (loss)	(54)	(9)	(75)	(4)
Total comprehensive income	881	732	1,862	1,118
Comprehensive (income) loss attributable to noncontrolling interests	—	(10)	1	(33)
Comprehensive income attributable to Micron	$881	$722	$1,863	$1,085

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 5, 2015	August 28, 2014
Assets
Cash and equivalents	$3,547	$4,150
Short-term investments	932	384
Receivables	2,761	2,906
Inventories	2,377	2,455
Other current assets	301	350
Total current assets	9,918	10,245
Long-term marketable investments	1,869	819
Property, plant and equipment, net	9,233	8,682
Equity method investments	1,239	971
Intangible assets, net	440	468
Deferred tax assets	651	816
Other noncurrent assets	468	497
Total assets	$23,818	$22,498

Liabilities and equity
Accounts payable and accrued expenses	$2,662	$2,864
Deferred income	259	309
Current debt	1,199	1,638
Total current liabilities	4,120	4,811
Long-term debt	5,519	4,955
Other noncurrent liabilities	887	1,102
Total liabilities	10,526	10,868

Commitments and contingencies

Redeemable convertible notes	51	57

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,081 shares issued and outstanding (1,073 as of August 28, 2014)	108	107
Additional capital	7,901	7,879
Retained earnings	4,627	2,729
Treasury stock	(192)	—
Accumulated other comprehensive income (loss)	(18)	56
Total Micron shareholders' equity	12,426	10,771
Noncontrolling interests in subsidiaries	815	802
Total equity	13,241	11,573
Total liabilities and equity	$23,818	$22,498

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six Months Ended	March 5, 2015	February 27, 2014
Cash flows from operating activities
Net income	$1,937	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,284	1,008
Amortization of debt discount and other costs	71	94
Stock-based compensation	84	49
Loss on restructure of debt	30	166
Equity in net income of equity method investees	(332)	(220)
Change in operating assets and liabilities:
Receivables	153	(458)
Inventories	78	188
Accounts payable and accrued expenses	(488)	642
Other noncurrent liabilities	(12)	183
Deferred income taxes, net	159	127
Other	(121)	(4)
Net cash provided by operating activities	2,843	2,897

Cash flows from investing activities
Purchases of available-for-sale securities	(2,222)	(359)
Expenditures for property, plant and equipment	(1,522)	(1,234)
Payments to settle hedging activities	(88)	(24)
Proceeds from sales and maturities of available-for-sale securities	631	320
Decrease in restricted cash	5	556
Other	(6)	88
Net cash provided by (used for) investing activities	(3,202)	(653)

Cash flows from financing activities
Repayments of debt	(1,149)	(1,987)
Cash paid to acquire treasury stock	(244)	(73)
Proceeds from issuance of debt	1,000	1,062
Proceeds from sale-leaseback transactions	254	14
Proceeds from issuance of stock under equity plans	50	224
Other	(55)	(44)
Net cash provided by (used for) financing activities	(144)	(804)

Effect of changes in currency exchange rates on cash and equivalents	(100)	(15)

Net increase (decrease) in cash and equivalents	(603)	1,425
Cash and equivalents at beginning of period	4,150	2,880
Cash and equivalents at end of period	$3,547	$4,305

Noncash investing and financing activities
Exchange of convertible notes	—	756
Acquisition of noncontrolling interest	—	127

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc., including its consolidated subsidiaries, is a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid state drives, modules, multichip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying financial statements include the accounts of Micron Technology, Inc. and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 28, 2014. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In addition, amounts for certain equipment purchases were reclassified from financing to investing within the statement of cash flows to better reflect the current nature of these transactions and to improve comparability with our industry peers.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2015 contains 53 weeks and the second quarter and first six months of 2015, which ended on March 5, 2015, contained 13 weeks and 27 weeks, respectively. Fiscal year 2014 contained 52 weeks and the second quarter and first six months of 2014, which ended on February 27, 2014, contained 13 weeks and 26 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 28, 2014.

Variable Interest Entities

We have interests in entities that are VIEs. If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgments.

Unconsolidated Variable Interest Entities

Inotera: Inotera is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from its shareholders and because of the terms of its supply agreement with us. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of other parties for key operating decisions and due to Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method. (See "Equity Method Investments – Inotera" note.)

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

Consolidated Variable Interest Entities

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for any additional cash requirements.  The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities.  In addition, IMFT manufactures certain products exclusively for us using our technology. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it.

MP Mask: MP Mask is a VIE because substantially all of its costs are passed to us and its other member, Photronics, through product purchase agreements and MP Mask is dependent upon us or Photronics for any additional cash requirements.  We have tie-breaking voting rights over key operating decisions and nearly all key MP Mask activities are driven by our supply needs.  We consolidate MP Mask because we have the power to direct the activities of MP Mask that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to it.

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810, Consolidation.  ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions.  This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S.  The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU will be effective for us in our first quarter of 2018.  Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method we will elect and the effects of the adoption of this ASU on our financial statements.

Cash and Investments

Cash and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	March 5, 2015				August 28, 2014
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value
Cash	$2,162	$—	$—	$2,162	$2,445	$—	$—	$2,445
Level 1(1)
Money market funds	868	—	—	868	1,281	—	—	1,281
Marketable equity securities	—	—	1	1	—	—	1	1
	868	—	1	869	1,281	—	1	1,282
Level 2(2)
Corporate bonds	27	406	946	1,379	—	154	407	561
Government securities	9	146	433	588	—	136	284	420
Asset-backed securities	—	2	475	477	—	1	127	128
Commercial paper	141	321	—	462	22	85	—	107
Certificates of deposit	340	57	14	411	402	8	—	410
	517	932	1,868	3,317	424	384	818	1,626
	$3,547	$932	$1,869	$6,348	$4,150	$384	$819	$5,353

(1)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(2)
The fair value of Level 2 securities is valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. As of March 5, 2015, no adjustments were made to such pricing information.

(3)	The maturities of our long-term marketable securities generally range from one to four years.

Proceeds from the sales of available-for-sale securities were $143 million and $376 million for the second quarter and first six months of 2015, respectively, and $110 million and $223 million for the second quarter and first six months of 2014, respectively. Gross realized gains and losses for the second quarter and first six months of 2015 and 2014 were not significant. As of March 5, 2015, none of our available-for-sale securities had been in a loss position for longer than 12 months.

Receivables

	March 5, 2015	August 28, 2014
Trade receivables, net	$2,439	$2,524
Income and other taxes	56	104
Other	266	278
	$2,761	$2,906

As of March 5, 2015 and August 28, 2014, other receivables included $86 million and $70 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash and certain emerging memory technologies.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

	March 5, 2015	August 28, 2014
Finished goods	$862	$898
Work in process	1,297	1,372
Raw materials and supplies	218	185
	$2,377	$2,455

Property, Plant and Equipment

	March 5, 2015	August 28, 2014
Land	$88	$86
Buildings	5,205	5,093
Equipment(1)	19,097	17,781
Construction in progress(2)	161	114
Software	354	358
	24,905	23,432
Accumulated depreciation	(15,672)	(14,750)
	$9,233	$8,682

(1)	Included costs related to equipment not placed into service of $661 million and $826 million, as of March 5, 2015 and August 28, 2014, respectively.

(2)	Included building-related construction and tool installation costs on assets not placed into service.

Depreciation expense was $611 million and $1,224 million for the second quarter and first six months of 2015, respectively, and $486 million and $954 million for the second quarter and first six months of 2014, respectively.

Equity Method Investments

	March 5, 2015		August 28, 2014
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,190	33%	$914	33%
Tera Probe	32	40%	48	40%
Other	17	Various	9	Various
	$1,239		$971
(1) Entity is a variable interest entity.

As of March 5, 2015, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.19 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreements with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Included in our share of earnings for the second quarter 2015 was $65 million related to Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward. Equity in net income of equity method investees, net of tax, included the following:

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Inotera	$206	$131	$335	$215
Tera Probe	1	4	(6)	6
Other	1	(1)	3	(1)
	$208	$134	$332	$220

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009. As of March 5, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 33% ownership interest, and the remaining ownership interest in Inotera was publicly held.

As of March 5, 2015, the market value of our equity interest in Inotera was $3.09 billion based on the closing trading price of 45.25 New Taiwan dollars per share in an active market. As of March 5, 2015 and August 28, 2014, there were losses of $19 million and gains of $44 million, respectively, in accumulated other comprehensive income for cumulative translation adjustments from our equity investment in Inotera.

Since January 2013, we have purchased all of Inotera's DRAM output at a price reflecting a discount from market prices for our comparable components under a supply agreement (the "2013 Supply Agreement"). In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera for the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. In the first six months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. We purchased $628 million and $1.36 billion of DRAM products from Inotera in the second quarter and first six months of 2015, respectively, and $714 million and $1.30 billion in the second quarter and first six months of 2014, respectively.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. As of March 5, 2015, the market value of our equity interest in Tera Probe was $33 million based on the closing trading price of 1,076 yen per share in an active market. During the first quarter of 2015, we recorded an impairment charge of $10 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value, based on its trading price (Level 1 fair value measurement). As of March 5, 2015, the difference between our investment balance and our proportionate share of underlying equity in Tera Probe was $31 million and is expected to be accreted as income to our earnings through equity in net income of equity method investees over a weighted-average period of 7 years. We incurred manufacturing costs for services performed by Tera Probe of $22 million and $47 million for the second quarter and first six months of 2015, respectively, and $31 million and $64 million for the second quarter and first six months of 2014, respectively.

Intangible Assets

	March 5, 2015		August 28, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$823	$(383)	$809	$(341)

During the first six months of 2015 and 2014, we capitalized $32 million and $19 million, respectively, for product and process technology with weighted-average useful lives of 7 years and 10 years, respectively. Amortization expense was $30 million and $60 million for the second quarter and first six months of 2015, respectively, and $31 million and $54 million for the second quarter and first six months of 2014, respectively.  Annual amortization expense is estimated to be $116 million for 2015, $103 million for 2016, $92 million for 2017, $81 million for 2018 and $33 million for 2019.

Accounts Payable and Accrued Expenses

	March 5, 2015	August 28, 2014
Accounts payable	$948	$996
Property, plant and equipment payables	503	289
Related party payables	437	673
Salaries, wages and benefits	338	456
Customer advances	101	98
Income and other taxes	83	71
Other	252	281
	$2,662	$2,864

As of March 5, 2015 and August 28, 2014, related party payables included $427 million and $660 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of March 5, 2015 and August 28, 2014, related party payables also included $10 million and $13 million, respectively, due to Tera Probe for testing and probe services performed. (See "Equity Method Investments" note.)

As of March 5, 2015 and August 28, 2014, customer advances included $90 million and $90 million, respectively, for amounts received from a customer in 2014 under a DRAM supply agreement to be applied to purchases at market pricing through September 2016. As of March 5, 2015 and August 28, 2014, other noncurrent liabilities included $45 million and $90 million, respectively, from this DRAM supply agreement.

Debt

			March 5, 2015			August 28, 2014
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
Capital lease obligations(2)	N/A	N/A	$369	$576	$945	$323	$588	$911
MMJ creditor installment payments	N/A	6.25%	157	684	841	192	939	1,131
2019 senior notes	1.258%	1.97%	92	278	370	92	324	416
2022 senior notes	5.875%	6.14%	—	600	600	—	600	600
2023 senior notes	5.250%	5.43%	—	1,000	1,000	—	—	—
2025 senior notes	5.500%	5.56%	—	1,150	1,150	—	1,150	1,150
2031B convertible senior notes	1.875%	6.98%	—	—	—	362	—	362
2032C convertible senior notes(3)	2.375%	5.95%	—	314	314	—	314	314
2032D convertible senior notes(3)	3.125%	6.33%	—	265	265	—	288	288
2033E convertible senior notes(3)	1.625%	4.50%	275	—	275	278	—	278
2033F convertible senior notes(3)	2.125%	4.93%	268	—	268	265	—	265
2043G convertible senior notes	3.000%	6.76%	—	642	642	—	636	636
Other notes payable	2.634%	2.63%	38	10	48	126	116	242
			$1,199	$5,519	$6,718	$1,638	$4,955	$6,593

(1)
We have either the obligation or the option to pay cash for the principal amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2)	Weighted-average imputed rate of 3.9% and 4.3% as of March 5, 2015 and August 28, 2014, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on December 31, 2014 exceeded 130% of the conversion price per share, holders had the right to convert their notes at any time during the calendar quarter ended March 31, 2015. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended March 31, 2015; therefore, these notes are convertible by the holders through June 30, 2015. The 2033 Notes are classified as current because the terms of these notes would require us to pay cash for the principal amount of any converted notes.

2015 Debt Activity

In the first six months of 2015, we consummated a number of transactions with respect to our debt, including conversions and settlements, repurchases, the issuance of non-convertible senior notes, and the early repayment of a note. The following table presents the effect of each of the actions:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	(Loss) Gain(1)
Conversions and settlements:
2031B Notes	$(114)	$(362)	$(389)	$—	$(24)
2033E Notes	(6)	(6)	(18)	(14)	2
	(120)	(368)	(407)	(14)	(22)

Repurchases:
2032C Notes	(5)	(4)	(18)	(13)	(1)
2032D Notes	(31)	(26)	(107)	(79)	(2)
	(36)	(30)	(125)	(92)	(3)

Issuance	1,000	1,000	988	—	—

Early repayment of note	(121)	(120)	(122)	—	(5)

	$723	$482	$334	$(106)	$(30)

(1)	Included in other non-operating expense.

Conversions and Settlements: During the first six months of 2015, we had the following debt conversions and settlements:

2031B Notes – On July 23, 2014, we called for the redemption of our remaining 2031B Notes effective on August 22, 2014. Prior to such effective date, substantially all of the holders of our 2031B Notes exercised their option to convert their notes and, in each case, we elected to settle the amount due upon conversion entirely in cash.

2033E Notes – On September 30, 2014, a holder converted a portion of our 2033E Notes, and we elected to settle the amount due upon conversion entirely in cash.

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

Issuance: On February 3, 2015, we issued $1.00 billion in principal amount of 2023 Notes due August 2023. Issuance costs for the 2023 Notes totaled $12 million.

The 2023 Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our domestic restricted subsidiaries (which are generally subsidiaries in the U.S. in which we own at least 80% of the voting stock) to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur or guarantee certain additional secured indebtedness and unsecured indebtedness of certain of our domestic restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer or lease all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Cash Redemption at Our Option: Prior to February 1, 2018, we may redeem the 2023 Notes, in whole or in part, at a price equal to the principal amount of the 2023 Notes to be redeemed plus a make-whole premium as described in the indenture governing the 2023 Notes, together with accrued and unpaid interest. On or after February 1, 2018, we may redeem the 2023 Notes, in whole or in part, at prices above the principal amount that decline over time, as specified in the indenture, together with accrued and unpaid interest. Additionally, prior to February 1, 2018, we may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 2023 Notes at a price equal to 105.25% of the principal amount together with accrued and unpaid interest.

Early Repayment of Note: On October 17, 2014, we repaid a note prior to its scheduled maturity.

2014 Debt Activity

Throughout 2014, we reduced the dilutive effects of our convertible notes by exchanging portions of these notes with less-dilutive convertible notes, or by converting or repurchasing portions of these notes using cash generated from operations and proceeds from issuing non-convertible debt. In the first six months of 2014, we incurred losses related to these activities as follows:

•
$49 million (which included $38 million in non-operating expense and $11 million of interest expense from the payment of a "make-whole") from the exchange of an aggregate principal amount of $440 million of 2027 Notes, 2031A Notes, and 2031B Notes into 2043G Notes;

•
$112 million (which included $106 million in non-operating expense and $6 million of interest expense from the payment of a "make-whole") from the conversion of $351 million of aggregate principal amount of 2014 Notes, 2027 Notes, and 2031A Notes; and

•	$11 million in non-operating expense from the cash repurchase of $164 million of aggregate principal amount of 2031B Notes, 2032C Notes, and 2032D Notes.

Convertible Notes With Debt and Equity Components

As of March 5, 2015, the trading price of our common stock was higher than the conversion prices of all of our outstanding convertible notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of March 5, 2015:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$357	37	$9.63	$12.52	$730
2032D Notes	May 2021	313	31	9.98	12.97	604
2033E Notes	February 2018	294	27	10.93	14.21	492
2033F Notes	February 2020	300	27	10.93	14.21	504
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	4
		$2,289	157			$2,334

(1)	The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturities of the notes.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock exceeded the thresholds for the calendar quarter ended March 31, 2015; therefore, our 2032 Notes and 2033 Notes notes are convertible by the holders through June 30, 2015.

(3)	Based on our closing share price of $29.28 as of March 5, 2015.

(4)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1.03 billion at maturity in 2043.

We amortize any initial debt discount or imputed interest over the period from issuance of the notes through the earliest date that holders can require us to repurchase all or a portion of their notes (see "Holder Put Date" in the table above). As a result, the period of amortization can be significantly shorter than the contractual maturity.

Capital Lease Obligations

In the second quarter of 2015, we recorded capital lease obligations aggregating $287 million, including $254 million related to equipment sale-leaseback transactions, at a weighted-average effective interest rate of 3.2%, payable in periodic installments through February 2019.

Revolving Credit Facilities

On February 12, 2015, we terminated our unused $255 million senior secured three-year revolving credit facility and entered into a senior secured five-year revolving credit facility.  Under this credit facility, we can draw up to the lesser of $750 million or 80% of the net outstanding balance of certain trade receivables, as defined in the facility agreement. Any amounts drawn are collateralized by a security interest in such trade receivables.  The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on certain of our operations, assets, prospects, business or condition, and including negative covenants that limit or restrict our ability to create liens on, or dispose of, the collateral securing the obligations under this facility.  Interest is payable on any outstanding principal balance at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging between 1.75% to 2.25%, depending upon the utilized portion of the facility.  As of March 5, 2015, the amount available to us was $704 million and we had not drawn any amounts under this facility.

On December 2, 2014, we terminated our unused $153 million senior secured three-year revolving credit facility and entered into a senior secured five-year revolving credit facility, collateralized by a security interest in certain trade receivables and inventory. The credit facility has an aggregate revolving commitment which is subject to certain adjustments, including an availability block that effectively limits the maximum amount we could draw to $540 million.  Additionally, the maximum amount we could draw may decrease further if the value, as defined, of our trade receivables and inventory collateralizing the credit facility, decreases below a specified threshold. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate not to exceed LIBOR plus an applicable margin ranging between 1.25% to 1.75%, depending upon the utilized portion of the facility. As of March 5, 2015, the amount available to us was $473 million and we had not drawn any amounts under this facility.

Contractual Maturities

As of March 5, 2015, debt maturities and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
Remainder of 2015	$65	$202
2016	287	340
2017	258	164
2018	551	122
2019	643	85
2020 and thereafter	4,561	109
Unamortized discounts and interest, respectively	(592)	(77)
	$5,773	$945

Contingencies

We have accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, including those described below. We are currently a party to other legal actions arising from the normal course of business, none of which is expected to have a material adverse effect on our business, results of operations, or financial condition.

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

On December 5, 2011, the Board of Trustees for the University of Illinois (the "University") filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board ("PTAB") held a hearing on December 9, 2013 in connection with the three petitions. On March 10, 2014, the PTAB issued written decisions finding that each and every claim in the three patents in suit is invalid, and cancelled all claims. The University appealed the PTAB rulings to the U.S. Court of Appeals for the Federal Circuit, and a hearing was held on March 4, 2015. On March 12, 2015, the appeals court issued orders that summarily affirm the PTAB ruling that all claims of each patent are invalid.

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

On November 21, 2014, Elm 3DS Innovations, LLC filed a patent infringement action against Micron Technology, Inc., Micron Semiconductor Products, Inc., and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe ten U.S. patents and seeks damages, attorneys’ fees, and costs.

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against us in the U.S. District Court for the District of Delaware.  The complaint alleges that a variety of our NAND Flash products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs.

Among other things, the above lawsuits pertain to certain of our DDR, DDR2, DDR3, SDR SDRAM, PSRAM, RLDRAM, LPDRAM, NAND Flash, image sensor products, and certain other memory products we manufacture, which account for a significant portion of our net sales.

We are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Antitrust Matters

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs, and attorneys' fees. A number of these cases were removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the above discussion of the U.S. indirect purchaser cases. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

Securities Matters

On July 12, 2013, seven former shareholders of Elpida (now known as MMJ) filed a complaint against Messrs. Sakamoto, Adachi, Gomi, Shirai, Tsay-Jiu, Wataki, Kinoshita, and Takahasi in their capacity as members of the board of directors of MMJ as of February 2012. The complaint alleges that the defendants engaged in various acts and misrepresentations to hide the financial condition of MMJ and deceive shareholders prior to MMJ filing a petition for corporate reorganization on February 27, 2012. The plaintiffs seek joint and several damages equal to the market value of shares owned by each of the plaintiffs on February 23, 2012, along with attorneys' fees and interest. At a hearing on September 25, 2013, the plaintiffs withdrew the complaint against Mr. Tsay-Jiu.

We are unable to predict the outcome of this matter and therefore cannot estimate the range of possible loss.  The final resolution of this matter could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against MTI and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of March 5, 2015, and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against MTI for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. A hearing on the matter is scheduled for July 9, 2015.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of March 5, 2015, the Inotera Shares had a carrying value in equity method investments for purposes of our financial reporting of $657 million and a market value of $1.70 billion.

Other

In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, our payments under these types of agreements have not had a material adverse effect on our business, results of operations, or financial condition.

Redeemable Convertible Notes

Under the terms of the indentures of the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted (we could pay cash, shares of common stock, or a combination thereof, at our option, for the remainder, if any, of our conversion obligation). Additionally, the 2033 Notes were convertible at the option of the holders as of March 5, 2015 and August 28, 2014. Therefore, the 2033 Notes were classified as current debt and the aggregate difference of $51 million and $57 million between the principal amount and the carrying value was classified as redeemable convertible notes in the mezzanine section of the accompanying consolidated balance sheet. (See "Debt" note.)

Equity

Changes in the components of equity were as follows:

	Six Months Ended March 5, 2015			Six Months Ended February 27, 2014
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$10,771	$802	$11,573	$9,142	$864	$10,006

Net income	1,937	—	1,937	1,089	33	1,122
Other comprehensive income (loss)	(74)	(1)	(75)	(4)	—	(4)
Comprehensive income (loss)	1,863	(1)	1,862	1,085	33	1,118

Contributions from noncontrolling interests	—	20	20	—	49	49
Distributions to noncontrolling interests	—	(6)	(6)	—	(19)	(19)
Acquisition of noncontrolling interests in MMT	—	—	—	31	(167)	(136)
Capital and other transactions attributable to Micron	(208)	—	(208)	(974)	—	(974)
Ending balance	$12,426	$815	$13,241	$9,284	$760	$10,044

Micron Shareholders' Equity

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of up to $1.00 billion of our outstanding common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately negotiated transactions, and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the second quarter of 2015, we repurchased 7 million shares for $192 million through open market transactions. As of March 5, 2015, the repurchased shares were held as treasury stock and $808 million of the authorization remained available for future stock repurchases.

Employees can elect to have shares withheld for taxes or exercise prices upon the release of restricted awards or exercise of stock options. We repurchased and retired 2 million and 4 million shares of our common stock in the first six months of 2015 and 2014, respectively, and paid $52 million and $73 million, respectively, for taxes and exercise prices.

Issued and Outstanding Capped Calls

We have capped calls (with strike prices that range from $9.50 to $10.93 and cap prices that range from $12.67 to $16.04), which are intended to reduce the effect of potential dilution from our convertible notes.  These capped calls provide for the receipt of cash or shares, at our election, from counterparties if the trading price of our stock is above the specified initial strike prices on various dates ranging from July 2015 to February 2020, the expiration dates of the capped calls. The cash value received would be based on the trading price of our stock and would range from $0 (if the trading price of our stock is below the initial strike prices for all of the capped calls on each expiration date) to $864 million (if the trading price of our stock is at or above the cap prices for all of the capped calls on each expiration date).

Restrictions on Net Assets

As a result of the reorganization proceedings of the MMJ Companies initiated on March 23, 2012, and for so long as such proceedings are continuing, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of March 5, 2015 were $3.11 billion for the MMJ Group, which included cash and equivalents of $1.32 billion, and $788 million for IMFT.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the first six months of 2015 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of August 28, 2014	$42	$12	$1	$1	$56
Other comprehensive income before reclassifications	(74)	(14)	(1)	30	(59)
Amount reclassified out of accumulated other comprehensive income	—	(4)	—	(1)	(5)
Tax effects	—	1	—	(11)	(10)
Other comprehensive income (loss)	(74)	(17)	(1)	18	(74)
Balance as of March 5, 2015	$(32)	$(5)	$—	$19	$(18)

Noncontrolling Interests in Subsidiaries

	March 5, 2015		August 28, 2014
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$707	49%	$693	49%
MP Mask(1)	93	50%	93	50%
Other	15	Various	16	Various
	$815		$802

(1)	Entity is a variable interest entity.

IMFT

Since its inception in 2006, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and certain emerging memory technologies exclusively for the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Commencing in January 2015, Intel can put to us, and commencing in January 2018, we can call from Intel, Intel's interest in IMFT for an amount equal to the noncontrolling interest balance for Intel. If Intel elects to sell to us, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design, other NAND Flash R&D costs, and R&D costs of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $46 million and $100 million for the second quarter and first six months of 2015, respectively, and $35 million and $64 million for the second quarter and first six months of 2014, respectively.

We sell a portion of our products to Intel through IMFT at long-term negotiated prices approximating cost. Sales of NAND Flash products to Intel under this arrangement were $100 million and $208 million for the second quarter and first six months of 2015, respectively, and $104 million and $205 million for the second quarter and first six months of 2014, respectively. Receivables from Intel as of March 5, 2015 and August 28, 2014, were $61 million and $66 million, respectively for these sales.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

	March 5, 2015	August 28, 2014
Assets
Cash and equivalents	$115	$84
Receivables	72	73
Inventories	51	48
Other current assets	5	5
Total current assets	243	210
Property, plant and equipment, net	1,506	1,545
Other noncurrent assets	42	47
Total assets	$1,791	$1,802

Liabilities
Accounts payable and accrued expenses	$102	$106
Deferred income	8	8
Current debt	21	21
Total current liabilities	131	135
Long-term debt	60	71
Other noncurrent liabilities	105	110
Total liabilities	$296	$316
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its members:

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
IMFT distributions to Micron	$—	$10	$6	$10
IMFT distributions to Intel	—	10	6	10
Micron contributions to IMFT	—	—	21	51
Intel contributions to IMFT	—	—	20	49

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next-generation semiconductors.  In the third quarter of 2015, we notified Photronics of our election to terminate MP Mask effective in May 2016. Upon termination, we will acquire Photronics' interest in MP Mask for an amount equal to the noncontrolling interest balance. Since its inception, we have owned approximately 50% and Photronics has owned approximately 50% of MP Mask.  We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement.

The assets and liabilities of MP Mask included in our consolidated balance sheets were as follows:

	March 5, 2015	August 28, 2014
Current assets	$21	$24
Noncurrent assets (primarily property, plant and equipment)	194	203
Current liabilities	34	28
Noncurrent liabilities	—	14
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to its assets and do not have recourse to any other of our assets.

Fair Value Measurements

Accounting standards establish three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

All of our marketable debt and equity investments were classified as available-for-sale and carried at fair value. In addition to the fair value measurements disclosed in the cash and investments note, as of March 5, 2015 and August 28, 2014, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $24 million and $27 million, respectively, valued using Level 2 fair value measurements.

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

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine components of our convertible notes) were as follows:

	March 5, 2015		August 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$4,761	$1,764	$5,886	$2,143
Notes and MMJ creditor installment payments	4,136	4,009	3,634	3,539

The fair values of our convertible notes were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

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

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities. Our primary objective for entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.

To hedge our exposures to monetary assets and liabilities, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days.  At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked to market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). To mitigate the risk of the yen strengthening against the U.S. dollar on the MMJ creditor installment payments due in December 2014 and December 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In the first quarter of 2015, we paid $33 million to settle the 20 billion yen forward contracts.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net.

Convertible Notes Settlement Obligations: In connection with our debt restructure activities in the fourth quarter of 2014 and the first six months of 2015, holders elected to convert the remaining outstanding 2031B Notes and a portion of the 2033E Notes. In the first six months of 2014, holders elected to convert substantially all of the outstanding 2014 Notes, 2027 Notes, and 2031A Notes. As a result of our elections to settle the amounts due upon conversion in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days, beginning on the dates we notified the holder of our intention to settle the obligation in cash through the settlement dates. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurements and final settlement amounts of our convertible notes settlement obligations were based on the volume-weighted average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total gross notional amounts and fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Liabilities(2)	Noncurrent Liabilities(3)
As of March 5, 2015
Currency forward contracts:
Singapore dollar	$295	$(2)	$—
Yen	106	(19)	—
New Taiwan dollar	84	—	—
Euro	78	(1)	—
Shekel	59	(1)	—
	$622	$(23)	$—
As of August 28, 2014
Currency forward contracts:
Singapore dollar	$330	$—	$—
Yen	554	(12)	(6)
Euro	245	(1)	—
Shekel	62	(1)	—
	$1,191

Convertible notes settlement obligations	12	(389)	—
		$(403)	$(6)

(1)	Notional amounts of forward contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in accounts payable and accrued expenses for forward contracts and in current debt for convertible notes settlement obligations.

(3)	Included in other noncurrent liabilities.

Net gains (losses) for derivative instruments without hedge accounting designation were included in other non-operating income (expense), net as follows:

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Foreign exchange contracts	$(15)	$(7)	$(73)	$(21)
Convertible notes settlement obligations	—	(15)	6	(52)

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We utilize currency forward contracts that generally mature within 12 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures.  Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rate, and credit risk spread (Level 2 fair value measurements).

For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss).  Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense), net.  Total gross notional amounts and fair values for derivative instruments with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of Current Liabilities(1)
As of March 5, 2015
Yen	$32	$—
	$32	$—
As of August 28, 2014
Yen	$94	$(2)
Euro	24	—
	$118	$(2)

(1)	Included in accounts payable and accrued expenses.

For the first six months of 2015, we recognized losses of $15 million in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  For the first six months of 2014, we recognized losses of $2 million in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges are recognized in other non-operating income (expense) and were not significant for the second quarter and first six months of 2015 and 2014.  For the second quarter and first six months of 2015, we reclassified gains of $2 million and $4 million, respectively, from accumulated other comprehensive income (loss) to earnings. As of March 5, 2015, $5 million of gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts.  Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions.

We also seek to enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty under these arrangements have been presented in our consolidated balance sheet on a net basis. As of March 5, 2015 and August 28, 2014, amounts netted were not significant.

Equity Plans

As of March 5, 2015, our equity plans permit us to issue an aggregate of up to 143 million shares of common stock, of which 81 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Stock options granted	7	9	8	11
Weighted-average grant-date fair value per share	$15.34	$9.58	$14.96	$9.17
Average expected life in years	5.6	4.8	5.6	4.8
Weighted-average expected volatility	44%	46%	45%	47%
Weighted-average risk-free interest rate	1.7%	1.6%	1.7%	1.6%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of March 5, 2015, there were 14 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity for the second quarters and first six months of 2015 and 2014 are summarized as follows:

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Restricted stock awards granted	4	4	6	6
Weighted-average grant-date fair values per share	$35.85	$23.24	$34.33	$21.22

Stock-based Compensation Expense

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Stock-based compensation expense by caption:
Cost of goods sold	$19	$8	$31	$15
Selling, general and administrative	18	13	33	24
Research and development	12	6	20	10
	$49	$27	$84	$49

Stock-based compensation expense by type of award:
Stock options	$23	$14	$41	$28
Restricted stock awards	26	13	43	21
	$49	$27	$84	$49

As of March 5, 2015, $468 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the second quarter of 2019, resulting in a weighted-average period of 1.5 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Other Operating (Income) Expense, Net

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
(Gain) loss on disposition of property, plant and equipment	$(4)	$1	$(10)	$9
Rambus settlement	—	—	—	233
Other	(12)	12	(22)	5
	$(16)	$13	$(32)	$247

In December 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  As a result, other operating expense for the first six months of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other Non-Operating Income (Expense), Net

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Loss on restructure of debt	$—	$(80)	$(30)	$(155)
Gain (loss) from changes in currency exchange rates	(6)	(14)	(27)	(20)
Adjustment to gain on MMJ Acquisition	—	(33)	—	(33)
Other	—	5	2	6
	$(6)	$(122)	$(55)	$(202)

Income Taxes

Income taxes included $33 million and $71 million for the second quarter and first six months of 2015, respectively, and $55 million and $128 million for the second quarter and first six months of 2014, respectively, related to the utilization of deferred tax assets by the MMJ Group.  Remaining taxes for the second quarter and first six months of 2015 and 2014 primarily reflect taxes on our non-U.S. operations.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowances. Income taxes on U.S. operations for the second quarter and first six months of 2015 and 2014 were substantially offset by changes in the valuation allowance.

As of March 5, 2015, we estimate our unrecognized tax benefits may increase for 2015 by approximately $150 million, primarily due to transfer pricing matters, which we would expect to be substantially offset by a change in our valuation allowance. The resolution of tax audits or lapses of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months ranges from $0 to $65 million, including interest and penalties.

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive agreements that are conditional upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2026, reduced our tax provision for the second quarter and first six months of 2015 by $97 million (benefitting our diluted earnings per share by $0.08) and $237 million ($0.20 per diluted share), respectively. These arrangements reduced our tax provision for the second quarter and first six months of 2014 by $68 million ($0.06 per diluted share) and $144 million ($0.12 per diluted share), respectively.

Earnings Per Share

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Net income available to Micron shareholders – Basic	$934	$731	$1,937	$1,089
Dilutive effect related to equity method investment	(2)	—	(3)	—
Net income available to Micron shareholders – Diluted	$932	$731	$1,934	$1,089

Weighted-average common shares outstanding – Basic	1,074	1,060	1,072	1,053
Dilutive effect of equity plans and convertible notes	116	141	121	146
Weighted-average common shares outstanding – Diluted	1,190	1,201	1,193	1,199

Earnings per share:
Basic	$0.87	$0.69	$1.81	$1.03
Diluted	0.78	0.61	1.62	0.91

Antidilutive potential common shares that could dilute basic earnings per share in the future were 18 million and 14 million for the second quarter and first six months of 2015, respectively, and 45 million and 41 million for the second quarter and first six months of 2014, respectively.

Segment Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision makers. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes DRAM and NOR Flash products sold to the compute, networking, graphics, and cloud server markets.
Storage Business Unit ("SBU"): Includes NAND Flash components and SSDs sold into enterprise and client storage, cloud, and removable storage markets. SBU also includes NAND Flash products sold to Intel through our IMFT joint venture.
Mobile Business Unit ("MBU"): Includes DRAM, NAND Flash, and NOR Flash products sold to the smartphone, feature phone, and tablet mobile-device markets.
Embedded Business Unit ("EBU"): Includes DRAM, NAND Flash, and NOR Flash products sold into automotive and industrial applications, as well as the connected home and consumer electronics markets.

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. The unallocated amount of operating expense for the first six months of 2014 related to the Rambus settlement.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Six Months Ended
	March 5, 2015	February 27, 2014	March 5, 2015	February 27, 2014
Net sales:
CNBU	$1,822	$1,835	$3,910	$3,579
SBU	954	901	1,938	1,706
MBU	856	908	1,796	1,960
EBU	502	422	1,041	831
All Other	32	41	54	73
	$4,166	$4,107	$8,739	$8,149

Operating income (loss):
CNBU	$493	$504	$1,116	$931
SBU	(36)	79	(10)	173
MBU	262	178	568	344
EBU	115	80	233	158
All Other	21	28	33	47
Unallocated	—	—	—	(233)
	$855	$869	$1,940	$1,420

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Gross Margin" and "Operating Results by Product" regarding the cost of product purchased from Inotera under the 2016 Supply Agreement; in "Operating Expenses and Other" regarding SG&A and R&D expenses for the third quarter of 2015; and in "Liquidity and Capital Resources" regarding our pursuit of additional financing and debt restructuring, regarding the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months, regarding capital spending in 2015 and future periods, regarding the expansion of our clean room space in Singapore, and regarding the timing of payments for certain contractual obligations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 28, 2014. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2015 contains 53 weeks and the second quarter of fiscal 2015 contained 13 weeks as compared to 14 weeks for the first quarter of fiscal 2015. Our fiscal 2014 contained 52 weeks and all quarters contained 13 weeks. All production data includes the production of IMFT and Inotera. All tabular amounts are in millions except per share amounts.

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

Overview

We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid state drives, modules, multichip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. We market our products through our internal sales force, independent sales representatives, and distributors, primarily to Original Equipment Manufacturers ("OEMs") and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies, and generating a return on R&D investments.

We obtain products for sale to our customers from our wholly-owned manufacturing facilities and our joint ventures. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements.

We make significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and our joint ventures. These investments enable our production of semiconductor products with increasing functionality and performance at lower costs. We generally reduce the manufacturing cost of each generation of product through advancements in product and process technologies, such as our leading-edge line-width process technology. We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. To leverage our significant investments in R&D, we have formed, and may continue to form, strategic joint ventures that allow us to share the costs of developing memory product and process technologies with joint venture partners. In addition, from time to time, we also sell and/or license technology to other parties. We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

Business Segments

We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes DRAM and NOR Flash products sold to the compute, networking, graphics, and cloud server markets.
Storage Business Unit ("SBU"): Includes NAND Flash components and SSDs sold into enterprise and client storage, cloud, and removable storage markets. SBU also includes NAND Flash products sold to Intel through our IMFT joint venture.
Mobile Business Unit ("MBU"): Includes DRAM, NAND Flash, and NOR Flash products sold to the smartphone, feature phone, and tablet mobile-device markets.
Embedded Business Unit ("EBU"): Includes DRAM, NAND Flash, and NOR Flash products sold into automotive and industrial applications, as well as the connected home and consumer electronics markets.

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2015	% of net sales	2014	% of net sales	2015	% of net sales	2015	% of net sales	2014	% of net sales

Net sales	$4,166	100%	$4,107	100%	$4,573	100%	$8,739	100%	$8,149	100%
Cost of goods sold	2,761	66%	2,704	66%	2,935	64%	5,696	65%	5,465	67%
Gross margin	1,405	34%	1,403	34%	1,638	36%	3,043	35%	2,684	33%

SG&A	187	4%	177	4%	193	4%	380	4%	353	4%
R&D	379	9%	344	8%	376	8%	755	9%	664	8%
Other operating (income) expense, net	(16)	—%	13	—%	(16)	—%	(32)	—%	247	3%
Operating income	855	21%	869	21%	1,085	24%	1,940	22%	1,420	17%

Interest income (expense), net	(75)	(2)%	(77)	(2)%	(83)	(2)%	(158)	(2)%	(173)	(2)%
Other non-operating income (expense), net	(6)	—%	(122)	(3)%	(49)	(1)%	(55)	(1)%	(202)	(2)%
Income tax (provision) benefit	(47)	(1)%	(63)	(2)%	(75)	(2)%	(122)	(1)%	(143)	(2)%
Equity in net income of equity method investees	208	5%	134	3%	124	3%	332	4%	220	3%
Net (income) loss attributable to noncontrolling interests	(1)	—%	(10)	—%	1	—%	—	—%	(33)	—%
Net income attributable to Micron	$934	22%	$731	18%	$1,003	22%	$1,937	22%	$1,089	13%

Net Sales

	Second Quarter				First Quarter		Six Months
	2015	% of total net sales(1)	2014	% of total net sales(1)	2015	% of total net sales(1)	2015	% of total net sales(1)	2014	% of total net sales(1)
CNBU	$1,822	44%	$1,835	45%	$2,088	46%	3,910	45%	$3,579	44%
SBU	954	23%	901	22%	984	22%	1,938	22%	1,706	21%
MBU	856	21%	908	22%	940	21%	1,796	21%	1,960	24%
EBU	502	12%	422	10%	539	12%	1,041	12%	831	10%
All Other	32	1%	41	1%	22	—%	54	1%	73	1%
	$4,166		$4,107		$4,573		$8,739		$8,149
(1) Percentages reflect rounding and may not total 100%.

Total net sales for the second quarter of 2015 decreased 9% as compared to the first quarter of 2015 primarily due to declines in average selling prices and lower gigabit sales for DRAM as a result of decreased manufacturing output. The decrease in manufacturing output was primarily due to 13 weeks in our second quarter of 2015 as compared to 14 weeks in our first quarter of 2015.

Total net sales for the second quarter of 2015 increased 1% as compared to the second quarter of 2014 reflecting increases in EBU and SBU sales primarily due to higher levels of NAND Flash gigabit sales volumes partially offset by declines in average selling prices. Total net sales for the first six months of 2015 increased 7% as compared to the first six months of 2014 reflecting increases in EBU, SBU, and CNBU sales primarily due to higher levels of NAND Flash and DRAM gigabit sales volumes partially offset by declines in average selling prices. The increase in gigabit sales volumes for the second quarter and first six months of 2015 was primarily attributable to higher manufacturing output due to improvements in product and process technologies.

Gross Margin

Our overall gross margin percentage declined to 34% for the second quarter of 2015 from 36% for the first quarter of 2015 primarily due to declines in average selling prices partially offset by slight manufacturing cost reductions.

Since January 2013, we have purchased all of Inotera's DRAM output at a price reflecting a discount from market prices for our comparable components under a supply agreement (the "2013 Supply Agreement"). In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera for the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. In the first six months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions.  In the first six months of 2015 and in 2014, costs of product purchased from Inotera under the pricing formula of the 2016 Supply Agreement would be lower than the 2013 Supply Agreement. We purchased $628 million, $729 million, and $714 million of DRAM products from Inotera in the second quarter of 2015, first quarter of 2015, and second quarter of 2014, respectively. We purchased $1.36 billion and $1.30 billion of DRAM products from Inotera in the first six months of 2015 and 2014, respectively.

Our overall gross margin percentage of 34% for the second quarter of 2015 was unchanged from the second quarter of 2014 as improved margins for MBU offset slight declines in margins for other business units. Improvements in the gross margins for DRAM products in the second quarter of 2015 as compared to the second quarter of 2014 were offset by declines in gross margins for NAND Flash products. Our overall gross margin percentage improved to 35% for the first six months of 2015 from 33% for the first six months of 2014 due to improvements in the gross margin percentage for MBU and CNBU, as cost reductions for DRAM products outpaced declines in average selling prices.

Operating Results by Business Segment

CNBU

	Second Quarter		First Quarter	Six Months
	2015	2014	2015	2015	2014
Net sales	$1,822	$1,835	$2,088	$3,910	$3,579
Operating income	493	504	623	1,116	931

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further details.) CNBU sales for the second quarter of 2015 decreased 13% as compared to the first quarter of 2015 primarily due to declines in average selling prices and decreases in sales volumes resulting from lower output due to the additional week in our first quarter of 2015. CNBU operating income for the second quarter of 2015 declined from the first quarter of 2015 primarily due to the decrease in sales volumes and average selling prices.

CNBU sales for the second quarter of 2015 were relatively unchanged from the second quarter of 2014 as declines in average selling prices were offset by increases in gigabits sold. CNBU sales for the first six months of 2015 increased 9% from the first six months of 2014 primarily due to increases in gigabits sold resulting from higher output due to improvements in product and process technologies and the additional week in the first quarter of 2015. CNBU operating income for the second quarter of 2015 declined from the second quarter of 2014 as decreases in average selling prices outpaced manufacturing cost reductions. CNBU operating income for the first six months of 2015 improved from the first six months of 2014 primarily due to the increase in sales volumes and manufacturing cost reductions, partially offset by declines in average selling prices.

SBU

	Second Quarter		First Quarter	Six Months
	2015	2014	2015	2015	2014
Net sales	$954	$901	$984	$1,938	$1,706
Operating income (loss)	(36)	79	26	(10)	173

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our NAND Flash products. (See "Operating Results by Product – NAND Flash" for further details.) SBU sales for the second quarter of 2015 decreased 3% from the first quarter of 2015 primarily due to declines in average selling prices partially offset by increases in gigabits sold. SBU sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. SBU sales of NAND Flash products to Intel under this arrangement were $100 million for the second quarter of 2015, $108 million for the first quarter of 2015, and $104 million for the second quarter of 2014. All other SBU products are sold to OEMs, resellers, retailers, and other customers (including Intel), which we collectively refer to as "trade customers."

SBU sales of NAND Flash products to trade customers for the second quarter of 2015 decreased 2% as compared to the first quarter of 2015 primarily due to declines in average selling prices partially offset by increases in gigabits sold despite the additional week in our first quarter of 2015. SBU operating income (loss) for the second quarter of 2015 declined from the first quarter of 2015 as declines in average selling prices outpaced manufacturing cost reductions.

SBU sales of NAND Flash products to trade customers for the second quarter and first six months of 2015 increased 7% and 16%, respectively, as compared to the corresponding periods of 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for the second quarter and first six months of 2015 compared to the corresponding periods of 2014 were primarily due to higher manufacturing output. SBU operating income (loss) for the second quarter and first six months of 2015 declined from the corresponding periods of 2014 as declines in average selling prices outpaced manufacturing cost reductions and due to increases in R&D costs associated with SSDs and controllers.

MBU

	Second Quarter		First Quarter	Six Months
	2015	2014	2015	2015	2014
Net sales	$856	$908	$940	$1,796	$1,960
Operating income	262	178	306	568	344

In the second quarter of 2015, MBU sales were primarily composed of DRAM and NAND Flash, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the second quarter of 2015 decreased 9% as compared to the first quarter of 2015 primarily due to decreases in mobile DRAM gigabit sales volumes as a result of the additional week in the first quarter of 2015. MBU operating income for the second quarter of 2015 declined from the first quarter of 2015 primarily due to the decreases in DRAM sales volumes and declines in average selling prices.

MBU sales for the second quarter and first six months of 2015 decreased 6% and 8%, respectively, as compared to the corresponding periods of 2014 primarily due to decreases in mobile DRAM sales volumes and declines in average selling prices for all MBU products. MBU operating income for the second quarter and first six months of 2015 improved from the corresponding periods of 2014 as cost reductions outpaced declines in average selling prices.

EBU

	Second Quarter		First Quarter	Six Months
	2015	2014	2015	2015	2014
Net sales	$502	$422	$539	$1,041	$831
Operating income	115	80	118	233	158

In the second quarter of 2015, EBU sales were composed of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for the second quarter of 2015 decreased 7% as compared to the first quarter of 2015 primarily due to lower sales of NOR Flash and NAND Flash products as a result of the additional week in the first quarter of 2015. EBU operating income for the second quarter of 2015 was substantially unchanged from the first quarter of 2015 as lower sale volumes were offset by a higher gross margin percentage due to changes in product mix.

EBU sales for the second quarter and first six months of 2015 increased 19% and 25%, respectively, as compared to the corresponding periods of 2014 primarily due to increased sales volumes of DRAM, NAND Flash, and NOR Flash products. EBU operating income for the second quarter and first six months of 2015 improved from the corresponding periods of 2014 primarily due to the higher sales volumes.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2015	% of total net sales(1)	2014	% of total net sales(1)	2015	% of total net sales(1)	2015	% of total net sales(1)	2014	% of total net sales(1)
DRAM	$2,697	65%	$2,785	68%	$3,110	68%	$5,807	66%	$5,579	68%
NAND Flash	1,325	32%	1,154	28%	1,303	28%	2,628	30%	2,212	27%
Other	144	3%	168	4%	160	3%	304	3%	358	4%
	$4,166		$4,107		$4,573		$8,739		$8,149
(1) Percentages are calculated based on amounts presented and therefore may produce results that do not total 100%.

DRAM

	Second Quarter 2015 Versus		First Six Months 2015 Versus
	First Quarter	Second Quarter	First Six Months
	2015	2014	2014

	(percentage change from period indicated)
Net sales	(13)%	(3)%	4%
Average selling prices per gigabit	(6)%	(7)%	(4)%
Gigabits sold	(9)%	3%	8%
Cost per gigabit	(4)%	(10)%	(12)%

The decrease in gigabit sales of DRAM products for the second quarter of 2015 as compared to the first quarter of 2015 was primarily due to the additional week in our first quarter of 2015. The increase in gigabit sales of DRAM products for the second quarter and first six months of 2015 as compared to the corresponding periods of 2014 was primarily due to increases in gigabit production.

In the first six months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions.  In the first six months of 2015 and in 2014, costs of product purchased from Inotera under the pricing formula of the 2016 Supply Agreement would be lower than the 2013 Supply Agreement. DRAM products acquired from Inotera accounted for 35% of our DRAM gigabit production for the second quarter of 2015 as compared to 38% for the first quarter of 2015 and 37% for the second quarter of 2014.

Our gross margin percentage on sales of DRAM products for the second quarter of 2015 was relatively unchanged from the first quarter of 2015 as manufacturing cost reductions were offset by declines in average selling prices. Our gross margin percentage on sales of DRAM products for the second quarter and first six months of 2015 improved from the corresponding periods of 2014 as manufacturing cost reductions outpaced declines in average selling prices.

NAND Flash

The following discussion regarding NAND Flash sales information to trade customers excludes NAND Flash products sold to Intel through IMFT at long-term negotiated prices approximating cost.

	Second Quarter 2015 Versus		First Six Months 2015 Versus
	First Quarter	Second Quarter	First Six Months
	2015	2014	2014

Sales to trade customers:	(percentage change from period indicated)
Net sales	3%	17%	21%
Average selling prices per gigabit	(9)%	(19)%	(22)%
Gigabits sold	12%	44%	56%
Cost per gigabit	(3)%	(10)%	(14)%

The increase in NAND Flash gigabits sold to trade customers for the second quarter of 2015 as compared to the first quarter of 2015 was primarily due to increases in production despite the additional week in our first quarter of 2015. Our gross margin percentage on sales of trade NAND Flash products for the second quarter of 2015 declined from the first quarter of 2015 as declines in average selling prices outpaced manufacturing cost reductions.

The increase in NAND Flash gigabits sold to trade customers for the second quarter and first six months of 2015 as compared to the corresponding periods of 2014 was primarily due to improved product and process technologies and the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash production. Our gross margin percentage on sales of trade NAND Flash products for the second quarter and first six months of 2015 declined from the corresponding periods of 2014 as the declines in average selling prices outpaced manufacturing cost reductions.

Operating Expenses and Other

Selling, General and Administrative

SG&A expenses for the second quarter of 2015 decreased 3% as compared to the first quarter of 2015 primarily due to the additional week in our first quarter of 2015 partially offset by higher payroll costs. We expect that SG&A expenses will approximate $180 million to $190 million for the third quarter of 2015.

SG&A expenses for the second quarter of 2015 increased 6% as compared to second quarter of 2014 primarily due to higher legal costs. SG&A expenses for the first six months of 2015 increased 8% as compared to the first six months of 2014 primarily due to higher legal costs and an additional week in our first quarter of 2015.

Research and Development

R&D expenses for the second quarter of 2015 increased 1% from the first quarter of 2015 primarily due to higher payroll costs and a higher volume of development wafers processed partially offset by the additional week in our first quarter of 2015. R&D expenses for the second quarter of 2015 increased 10% from the second quarter of 2014 primarily due to higher payroll costs, an increase in depreciation expense due to R&D capital expenditures and higher professional service costs. R&D expenses for the first six months of 2015 increased 14% from the first six month of 2014 primarily due to higher payroll costs, the additional week in our first quarter of 2015, an increase in depreciation expense due to R&D capital expenditures, and higher professional service costs. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $385 million to $395 million for the third quarter of 2015.

As a result of amounts reimbursable from Intel under a joint development program for NAND Flash and certain emerging memory technologies, R&D expenses were reduced by $46 million for the second quarter of 2015, $54 million for the first quarter of 2015, and $35 million for the second quarter of 2014.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM, Mobile LPDRAM products, high density NAND Flash memory (including 3D NAND and multi-level cell and triple-level cell technologies), SSDs, Hybrid Memory Cubes, specialty memory, NOR Flash memory, and other memory technologies and systems.

Interest Income (Expense)

Net interest expense for the second quarter of 2015, first quarter of 2015, and second quarter of 2014, included amortization of debt discount and other costs of $33 million, $38 million, and $44 million, respectively.

Income Taxes

Our effective tax rates were 6.1%, 7.9%, and 9.4% for the second quarter of 2015, first quarter of 2015 and second quarter of 2014, respectively. Our effective tax rates were 7.1% and 13.7% for the first six months of 2015 and 2014, respectively. Our effective tax rate reflects the following:

•	operations in tax jurisdictions where our earnings are indefinitely reinvested and the effective tax rates in these jurisdictions are significantly lower than the U.S. statutory rate;

•	operations outside the U.S., including Singapore, where we have tax incentive arrangements that decrease our effective tax rates; and

•	a valuation allowance against substantially all of our U.S. net deferred tax assets.

Income taxes for the second quarter of 2015, first quarter of 2015, and second quarter of 2014 included $33 million, $38 million, and $55 million, respectively, of expenses related to the utilization of deferred tax assets by the MMJ Group. The remaining tax provision for these periods primarily reflects taxes on our other non-U.S. operations. Income taxes on U.S. operations for 2015 and 2014 were substantially offset by changes in the valuation allowance.

The effect of tax incentive arrangements reduced our tax provision by $97 million (benefitting our diluted earnings per share by $0.08) for the second quarter of 2015, $140 million (benefitting our diluted earnings per share by $0.12) for the first quarter of 2015, and by $68 million (benefitting our diluted earnings per diluted shares by $0.06) for the second quarter of 2014.

Equity in Net Income of Equity Method Investees

We recognize our share of earnings or losses from equity method investments, generally on a two-month lag.  Equity in net income of equity method investees, net of tax, included the following:

	Second Quarter		First Quarter	Six Months
	2015	2014	2015	2015	2014
Inotera	$206	$131	$129	$335	$215
Tera Probe	1	4	(7)	(6)	6
Other	1	(1)	2	3	(1)
	$208	$134	$124	$332	$220

Included in our share of earnings for the second quarter of 2015 was $65 million related to Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward. As a result of the release, Inotera's future net income is subject to tax provisions. Our equity in net income of Inotera also improved for the second quarter and first six months of 2015 as compared to the corresponding periods of 2014 due to Inotera's improved operating results as a result of higher selling prices and lower manufacturing costs.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting a discount from market prices for our comparable components under the 2013 Supply Agreement. In the second quarter of 2015, we executed the 2016 Supply Agreement, effective on January 1, 2016, which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us. In the first six months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions.  In the first six months of 2015 and in 2014, costs of product purchased from Inotera under the pricing formula of the 2016 Supply Agreement would be lower than the 2013 Supply Agreement.

During the first quarter of 2015, we recorded an impairment charge of $10 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value.

Other Operating and Non-Operating Activities

In the first quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters, and entered into a patent cross-license agreement.  As a result, other operating expense for the first six months of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other non-operating income and expense included the following items:

•	losses from the restructure of debt of $30 million and $80 million for the first quarter of 2015 and second quarter of 2014, respectively;

•	losses from changes in currency exchange rates of $6 million, $21 million, and $14 million for the second quarter of 2015, first quarter of 2015, and second quarter of 2014, respectively; and

•	a loss of $33 million in the second quarter of 2014 in connection with an adjustment to the gain on MMJ Acquisition.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $2.84 billion in the first six months of 2015 and $5.70 billion in 2014. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained $1.25 billion from debt and lease financing in the first six months of 2015 and $2.21 billion in 2014. As of March 5, 2015, we had credit facilities available that provide for up to $1.18 billion of additional financing, subject to outstanding balances of certain trade receivables and inventories as well as other conditions. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities (including repurchases of convertible notes and equity), and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt.

Our Board of Directors has authorized the discretionary repurchase of up to $1.00 billion of our outstanding common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately negotiated transactions, and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the second quarter of 2015, we repurchased 7 million shares for $192 million in the open market. As of March 5, 2015, $808 million remained available for future stock repurchases.

We expect that our cash and marketable investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

As of	March 5, 2015	August 28, 2014
Cash and equivalents and short-term investments:
Bank deposits	$2,162	$2,445
Money market funds	868	1,281
Commercial paper	462	107
Corporate bonds	433	154
Certificates of deposit	397	410
Government securities	155	136
Asset-backed securities	2	1
	$4,479	$4,534

Long-term marketable investments	$1,869	$819

As of March 5, 2015, $2.84 billion of our cash and equivalents and short-term investments was held by subsidiaries outside the U.S., of which $903 million was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and investments in the table above included an aggregate of $1.32 billion held by the MMJ Group as of March 5, 2015. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Moreover, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

Indefinitely Reinvested: As of March 5, 2015, $2.76 billion of our cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

IMFT: Cash and equivalents and short-term investments in the table above included $115 million held by IMFT as of March 5, 2015. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Operating Activities

Net cash provided by operating activities was $2.84 billion for the first six months of 2015, due primarily to net income generated by our operations offset by changes in net working capital including a $488 million decrease in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

Net cash used for investing activities was $3.20 billion for the first six months of 2015, which consisted primarily of $1.59 billion of net outflows for investments in available-for-sale securities and cash expenditures of $1.52 billion for property, plant and equipment.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment, and R&D. We estimate that capital spending for 2015 will be approximately $3.6 billion to $4.0 billion. The actual amounts for 2015 will vary depending on market conditions and the timing of equipment receipts. As of March 5, 2015, we had commitments of approximately $1.50 billion for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

In December 2014, we announced plans to add approximately 255,000 square feet of clean room space to our fabrication facility in Singapore.  This expansion would facilitate efficient implementation of 3D NAND Flash production at the Singapore facility and give us the flexibility to gradually add incremental capacity in response to market requirements.  The additional space would enable production of storage class and other memory technologies.  Construction of the additional space began in 2015 with initial manufacturing output likely in 2017.  We currently anticipate spending approximately $50 million in 2015 for initial design and construction. At completion and subject to market conditions, we currently expect the total cost for this expansion to be approximately $4 billion incurred over a number of years.

Financing Activities

Net cash used for financing activities was $144 million for the first six months of 2015, which included outflows of $1.15 billion for repayments of debt (including $371 million for amounts in excess of principal of our converted and repurchased notes) and $192 million for the repurchase of 7 million shares of our common stock and inflows of $1.00 billion from the issuance of the 2023 Notes and $254 million from the proceeds of sale-leaseback transactions.

2015 Debt Activity

In the first six months of 2015, we reduced the dilutive effects of our convertible notes through conversions and repurchases. As a result, we eliminated convertible notes that were convertible into approximately 4 million shares of our common stock. The following table summarized our restructure activities in the first six months of 2015.

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	Loss(1)
Conversions and settlements	$(120)	$(368)	$(407)	$(14)	$22
Repurchases	(36)	(30)	(125)	(92)	3
Issuance	1,000	1,000	988	—	—
Early repayment of note	(121)	(120)	(122)	—	5
	$723	$482	$334	$(106)	$30

(1)	Included in other non-operating expense.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day periods ended on March 31, 2015 exceeded 130% of the conversion prices per share of our 2032 Notes and 2033 Notes, holders of those notes have the right to convert their notes at any time through June 30, 2015. For all of our convertible notes, we have: (1) the requirement to pay cash for the principal amount and the option to pay either cash, shares of our common stock, or any combination thereof for any remaining conversion obligation, or (2) the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion.

The following table summarizes the potential settlements, as of March 5, 2015, that we could be required to make if all holders converted their 2032 Notes and 2033 Notes:

	Initial Conversion Price Per Share	Settlement Option for Principal Amount	Outstanding Principal	If Settled With Minimum Cash Required(1)		If Settled Entirely With Cash(2)
				Cash	Remainder in Shares	Cash
2032C Notes	$9.63	Cash and/or shares	$357	$—	37	$1,087
2032D Notes	9.98	Cash and/or shares	313	—	31	917
2033E Notes	10.93	Cash	294	294	17	786
2033F Notes	10.93	Cash	300	300	17	804
			$1,264	$594	102	$3,594

(1)	We are required to settle the principal amount of the 2033 Notes in cash. The remaining conversion obligation paid in shares is based on our closing share price of $29.28 as of March 5, 2015.

(2)	Based on our closing share price of $29.28 as of March 5, 2015. Assumes we elect cash settlement for the entire obligation.

Contractual Obligations

		Payments Due by Period
As of March 5, 2015	Total	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter
Notes payable(1)(2)	$8,280	$174	$502	$472	$761	$850	$5,521
Capital lease obligations(2)	1,022	202	340	164	122	85	109
Operating leases(3)(4)	569	11	179	238	87	13	41
Total	$9,871	$387	$1,021	$874	$970	$948	$5,671

(1)
Amounts include notes, convertible notes, and MMJ creditor installment payments. Any future redemptions, repurchases or conversions of convertible debt could impact the amount and timing of our cash payments.

(2)	Amounts reflect principal and interest.

(3)	Amounts do not include contingent lease payments.

(4)	Amounts for fiscal years 2016, 2017, and 2018 include minimum obligations related to the Inotera 2016 Supply Agreement.

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards" note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates, and as a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of March 5, 2015 and August 28, 2014, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $297 million and $250 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of March 5, 2015 and August 28, 2014, we held investments in debt securities of $3.34 billion and $1.65 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $10 million as of March 5, 2015 and $6 million as of August 28, 2014.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our consolidated subsidiaries is the U.S. dollar. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Singapore dollar, the New Taiwan dollar, the yen, and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We utilize currency forward and option contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $5 million as of March 5, 2015 and $7 million as of August 28, 2014. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

As of March 5, 2015, under the terms and conditions of their plans of reorganization, the MMJ Companies are obligated to pay 122 billion yen (or the equivalent of $1.02 billion based on exchange rates as of March 5, 2015) to their external creditors. The installment payments are due at the end of each calendar year from 2015 through 2019. For the MMJ Creditor Installment payment due in 2016, we entered into a forward contract to purchase 10 billion yen on November 27, 2015. In addition, the MMJ Companies' yen-denominated cash and equivalents and other asset balances mitigate the foreign currency exchange risk associated with the remaining installment payments.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal and accounting officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, to allow timely decision regarding disclosure.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations, or financial condition could be materially adversely affected. For the first six months of 2015, average selling prices per gigabit for our DRAM and Trade NAND Flash products declined 4% and 22%, respectively, compared to the first six months of 2014. We have experienced significant decreases in our average selling prices per gigabit in previous years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

	DRAM	Trade NAND Flash*

	(percentage change in average selling prices)
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%
* Trade NAND Flash excludes sales to Intel from IMFT.

We may be unable to maintain or improve gross margins.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulty in transitioning to smaller line-width process technologies, technological barriers, and changes in process technologies or products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, may be considering providing, or have provided, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs. Transitions to smaller line-width process technologies and product and process improvements have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. In recent periods, we and some of our competitors have announced plans to build new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of March 5, 2015, we had debt with a carrying value of $6.72 billion. In addition, the conversion value in excess of principal amount for our convertible notes outstanding as of March 5, 2015 was $2.33 billion. In the first quarter of 2015, we paid $389 million to settle conversion obligations initiated in the fourth quarter of 2014 for convertible notes with a principal amount of $114 million. In the first quarter of 2015, we also paid $125 million to repurchase convertible notes with a principal amount of $36 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of March 5, 2015, we had credit facilities available that provide for up to $1.18 billion of additional financing, subject to outstanding balances of trade receivables, inventories, and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy the applicable drawdown conditions and utilize these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing and capital market debt issuances.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes;

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;

•	adversely impact our credit rating, which could increase future borrowing costs; and

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that capital spending for 2015 will be approximately $3.6 billion to $4.0 billion. In addition, as a result of the MMJ acquisition and our announced plan for expansion in Singapore, we expect our future capital spending will be higher than our historical levels. As of March 5, 2015, we had cash and equivalents and marketable investments of $6.35 billion. Cash and marketable investments included $1.32 billion held by the MMJ Group and $115 million held by IMFT, none of which is generally available to finance our other operations.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends to us in respect of the shares of such subsidiaries owned by the MMJ Companies, as any such dividends would have to be first paid to the MMJ Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the MMJ Companies and their subsidiaries, while available to satisfy the MMJ Companies' installment payments and the other obligations, capital expenditures, and other operating needs of the MMJ Companies and their subsidiaries, are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt amortization payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business, results of operations, or financial conditions.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against MTI and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of March 5, 2015, and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against MTI for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. A hearing on the matter is scheduled for July 9, 2015.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of March 5, 2015, the Inotera Shares had a carrying value for purposes of our financial reporting of $657 million and a market value of $1.70 billion.

Our future success depends on our ability to develop and produce competitive new memory technologies.

Our key semiconductor memory technologies of DRAM, NAND Flash, and NOR Flash face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on the ability to shrink products in order to reduce costs, meet higher density requirements, and improve power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory industry. Our competitors are working to develop new memory technologies that may offer performance and/or cost advantages to our existing memory technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory technologies. There can be no assurance of the following:

•	that we will be successful in developing competitive new semiconductor memory technologies;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these technologies; and

•	that margins generated from sales of these products will allow us to recover costs of development efforts.

If our efforts to develop new semiconductor memory technologies are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

New product development may be unsuccessful.

We are developing new products, including system-level memory products, that complement our traditional memory products or leverage their underlying design or process technology. We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years. The process to develop DRAM, NAND Flash, NOR Flash, and certain specialty memory products requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture new products, that we will be able to successfully market these products, or that margins generated from sales of these products will allow us to recover costs of development efforts.

Products that fail to meet specifications, are defective, or that are otherwise incompatible with end uses could impose significant costs on us.

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time we experience problems with nonconforming, defective or incompatible products after we have shipped such products. In recent periods we have further diversified and expanded our product offerings which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. As a result of these problems we could be adversely affected in several ways, including the following:

•	we may be required to compensate customers for costs incurred or damages caused by defective or incompatible product or replace products;

•	we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could materially adversely affect our business, results of operations, or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A determination that our products or manufacturing processes infringe the intellectual property rights of others, or entering a license agreement covering such intellectual property, could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. (See "Part 1. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.")

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

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our IMFT NAND Flash joint venture with Intel, our Inotera DRAM joint venture with Nanya, and our MP Mask joint venture with Photronics. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint venture;

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

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties or delays in collecting amounts due to us from our joint ventures and partners;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal, or regulatory requirements may necessitate changes in the agreements with our partners.

If our joint ventures and strategic relationships are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

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

During the pendency of the Japan Proceedings, the MMJ Companies are obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the MMJ Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the MMJ Companies. Accordingly, during the pendency of the Japan Proceedings, our ability to effectively integrate the MMJ Companies as part of our global operations or to cause the MMJ Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the MMJ Companies.

Our Inotera Supply Agreement involves numerous risks.

Since January 2013, we have purchased all of Inotera's DRAM output at a price reflecting a discount from market prices for our comparable components under a supply agreement (the "2013 Supply Agreement"). In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera for the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. Our Inotera supply agreements involve numerous risks including the following:

•	higher costs for supply obtained under the Inotera supply agreements as compared to our wholly-owned facilities;

•	difficulties and delays in ramping production at Inotera;

•	difficulties in transferring technology to Inotera; and

•	difficulties in coming to an agreement with Nanya regarding major corporate decisions, such as capital expenditures or capital structure.

In the first six months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions. For the second quarter of 2015, we purchased $628 million of DRAM products from Inotera and our supply from Inotera accounted for 35% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected.

If our manufacturing process is disrupted, our business, results of operations, or financial condition could be materially adversely affected.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, and China. Additionally, our control over operations at IMFT, Inotera, MP Mask, and Tera Probe is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental acts. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, any of which could materially adversely affect our business, results of operations, or financial condition.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

Across our global operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, the Singapore dollar, the New Taiwan dollar, the yen, and the yuan. We recorded net losses from changes in currency exchange rates of $27 million for the first six months of 2015, $28 million for 2014, and $229 million for 2013. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $5 million as of March 5, 2015. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that the exchange rates for U.S. dollar adversely change against our foreign currency exposures in the euro, Singapore dollar, New Taiwan dollar, the yen, or the yuan, our results of operations or financial condition may be adversely affected.

We may make future acquisitions and/or alliances, which involve numerous risks.

Acquisitions and the formation or operation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	integrating the operations, technologies, and products of acquired or newly formed entities into our operations;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increased debt levels;

•	the assumption of unknown or underestimated liabilities;

•	the use of cash to finance a transaction, which may reduce the availability of cash to fund working capital, capital expenditures, research and development expenditures, and other business activities;

•	diverting management's attention from normal daily operations;

•	managing larger or more complex operations and facilities and employees in separate and diverse geographic areas;

•	hiring and retaining key employees;

•
requirements imposed by governmental authorities in connection with the regulatory review of a transaction, which may include, among other things, divestitures or restrictions on the conduct of our business or the acquired business;

•	inability to realize synergies or other expected benefits;

•	failure to maintain customer, vendor, and other relationships;

•
inadequacy or ineffectiveness of an acquired company's internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices; and

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements, or worse-than-expected performance of the acquired business.

In previous years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM, NAND Flash, and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda and the 2012 bankruptcy filing by Elpida (now known as MMJ). These types of proceedings often lead to court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we may engage in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges, and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations, or financial condition.

Breaches of our network security could expose us to losses.

We manage and store on our network systems various proprietary information and sensitive or confidential data relating to our operations. We also process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized users may be able to gain access to our network system and steal proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Attacks on our network systems could result in significant losses and damage our reputation with customers, and could expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

Compliance with new regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and its implementing Securities and Exchange Commission regulations.  The Dodd-Frank Act imposes new supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in materials used in the manufacture of semiconductors. The implementation of these new regulations may limit the sourcing and availability of some of these materials. This in turn may affect our ability to obtain materials necessary for the manufacture of our products in sufficient quantities and may affect related material pricing.  Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products are DRC conflict free.

We may incur additional tax expense or become subject to additional tax exposure.

We operate in a number of locations outside the U.S., including in Singapore, where we have tax incentive agreements that are conditional upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2010 through 2014.  In addition, tax returns open to examination in multiple other taxing jurisdictions range from the years 2007 to 2014. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

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

The limited availability of raw materials, supplies, or capital equipment could materially adversely affect our business, results of operations, or financial condition.

Our operations require raw materials, and in certain cases, third party services, that meet exacting standards. We generally have multiple sources of supply for our raw materials and services. However, only a limited number of suppliers are capable of delivering certain raw materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of raw materials or components such as silicon wafers, controllers, photomasks, chemicals, gases, photoresist, lead frames, and molding compound. Shortages may occur from time to time in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials or services is disrupted or our lead times extended, our business, results of operations, or financial condition could be materially adversely affected.

Our operations are dependent on our ability to procure advanced semiconductor manufacturing equipment that enables the transition to lower cost manufacturing processes. For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier. From time to time we have experienced difficulties in obtaining some equipment on a timely basis due to the supplier's limited capacity. Our inability to obtain this equipment timely could adversely affect our ability to transition to next generation manufacturing processes and reduce costs. Delays in obtaining equipment could also impede our ability to ramp production at new facilities and increase our overall costs of the ramp. If we are unable to obtain advanced semiconductor manufacturing equipment in a timely manner, our business, results of operations, or financial condition could be materially adversely affected.

A downturn in the worldwide economy may harm our business.

Downturns in the worldwide economy have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, mobile devices, solid-state drives, and servers. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations, or financial condition could be materially adversely affected.

Our results of operations could be affected by natural disasters and other events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations.  In addition, our suppliers and customers also have operations in such locations.  A natural disaster, fire, explosion, or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may materially adversely affect our business, results of operations, or financial condition.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 85% of our consolidated net sales for the second quarter of 2015. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Taiwan, Singapore, and Japan. Our international sales and operations are subject to a variety of risks, including:

•	export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act, export control laws, and similar rules and regulations;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards, and other laws in a variety of jurisdictions;

•	contractual and regulatory limitations on our ability to maintain flexibility with our staffing levels;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

These factors may materially adversely affect our business, results of operations, or financial condition.

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, capped-call contracts on our stock, and derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could adversely impact our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2015, our Board of Directors authorized the repurchase of up to $1.00 billion of our common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination that it is the best use of available cash. During the second quarter of 2015, we purchased 6,521,986 shares of our common stock through open market transactions.

Period			Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares (or units) that may yet be purchased under the plans or programs
December 5, 2014	–	January 8, 2015				$1,000,000,000
January 9, 2015	–	February 5, 2015	4,009,032	$29.69	4,009,032	880,957,780
February 6, 2015	–	March 5, 2015	2,512,954	29.11	2,512,954	807,818,140
			6,521,986	29.47	6,521,986

(1) Excludes commissions.

In our consolidated financial statements, we also treat shares of common stocks withheld as payment of withholding taxes or exercise prices in connection with the vesting or exercise of equity awards as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and accordingly are not included in above table.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (1)
10.88
Facility Agreement, dated February 12, 2015, among Micron Semiconductor Asia Pte. Ltd., as borrower, certain financial institutions party thereto, and The Hongkong and Shanghai Banking Corporation Limited, as facility agent, security agent and account bank.

10.89*	2013 Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.
10.90*	2015 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.
10.91*	2016 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.
10.92	Amended and Restated 2007 Equity Incentive Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Current Report on Form 8-K dated January 26, 2015.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	April 10, 2015	/s/ Mark W. Adams
Mark W. Adams President

Date:	April 10, 2015	/s/ Mark J. Heil
Mark J. Heil Principal Financial and Accounting Officer