Form 10-Q
period 2015-06-04
MICRON TECHNOLOGY INC
filed 2015-07-10
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 4, 2015

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of July 6, 2015, was 1,083,435,628.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2014 Notes	1.875% Senior Notes due 2014	LPDRAM	Low Power DRAM
2023 Notes	5.250% Senior Notes due 2023	MAI	Micron Akita, Inc.
2024 Notes	5.250% Senior Notes due 2024	MMJ	Micron Memory Japan, Inc.
2026 Notes	5.625% Senior Notes due 2026	MMJ Companies	MMJ and MAI
2027 Notes	1.875% Convertible Senior Notes due 2027	MMJ Group	MMJ and its Subsidiaries
2031A Notes	1.500% Convertible Senior Notes due 2031	MMT	Micron Memory Taiwan Co., Ltd.
2031B Notes	1.875% Convertible Senior Notes due 2031	MP Mask	MP Mask Technology Center, LLC
2032 Notes	The 2032C Notes and 2032D Notes	MTI	Micron Technology, Inc.
2032C Notes	2.375% Convertible Senior Notes due 2032	Nanya	Nanya Technology Corporation
2032D Notes	3.125% Convertible Senior Notes due 2032	PSRAM	Pseudo-Static DRAM
2033 Notes	The 2033E Notes and 2033F Notes	Photronics	Photronics, Inc.
2033E Notes	1.625% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
2033F Notes	2.125% Convertible Senior Notes due 2033	Rambus	Rambus, Inc.
2043G Notes	3.00% Convertible Senior Notes due 2043	R&D	Research and Development
DRAM	Dynamic Random Access Memory	RLDRAM	Reduced Latency DRAM
Elpida	Elpida Memory, Inc.	SG&A	Selling, General and Administration
IMFT	IM Flash Technologies, LLC	SSD	Solid-State Drive
Inotera	Inotera Memories, Inc.	Tera Probe	Tera Probe, Inc.
Intel	Intel Corporation	VIE	Variable Interest Entity
Japan Court	Tokyo District Court

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Net sales	$3,853	$3,982	$12,592	$12,131
Cost of goods sold	2,651	2,614	8,347	8,079
Gross margin	1,202	1,368	4,245	4,052

Selling, general and administrative	169	174	549	527
Research and development	406	349	1,161	1,013
Other operating (income) expense, net	(4)	6	(36)	253
Operating income	631	839	2,571	2,259

Interest income	9	5	24	16
Interest expense	(97)	(80)	(270)	(264)
Other non-operating income (expense), net	(16)	(21)	(71)	(223)
	527	743	2,254	1,788

Income tax (provision) benefit	(104)	(72)	(226)	(215)
Equity in net income of equity method investees	68	135	400	355
Net income	491	806	2,428	1,928

Net (income) loss attributable to noncontrolling interests	—	—	—	(33)
Net income attributable to Micron	$491	$806	$2,428	$1,895

Earnings per share:
Basic	$0.46	$0.76	$2.26	$1.79
Diluted	0.42	0.68	2.05	1.58

Number of shares used in per share calculations:
Basic	1,073	1,067	1,072	1,058
Diluted	1,170	1,190	1,185	1,196

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Net income	$491	$806	$2,428	$1,928

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17	(13)	(57)	(17)
Pension liability adjustments	1	—	19	2
Gain (loss) on investments, net	(2)	—	(3)	2
Gain (loss) on derivatives, net	(1)	(2)	(19)	(6)
Other comprehensive income (loss)	15	(15)	(60)	(19)
Total comprehensive income	506	791	2,368	1,909
Comprehensive (income) loss attributable to noncontrolling interests	—	—	1	(33)
Comprehensive income attributable to Micron	$506	$791	$2,369	$1,876

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	June 4, 2015	August 28, 2014
Assets
Cash and equivalents	$3,694	$4,150
Short-term investments	1,166	384
Receivables	2,530	2,906
Inventories	2,381	2,455
Other current assets	237	350
Total current assets	10,008	10,245
Long-term marketable investments	2,470	819
Property, plant and equipment, net	9,857	8,682
Equity method investments	1,324	971
Intangible assets, net	431	468
Deferred tax assets	553	816
Other noncurrent assets	493	497
Total assets	$25,136	$22,498

Liabilities and equity
Accounts payable and accrued expenses	$3,204	$2,864
Deferred income	214	309
Current debt	1,148	1,638
Total current liabilities	4,566	4,811
Long-term debt	6,403	4,955
Other noncurrent liabilities	764	1,102
Total liabilities	11,733	10,868

Commitments and contingencies

Redeemable convertible notes	48	57

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,083 shares issued and outstanding (1,073 as of August 28, 2014)	108	107
Additional capital	7,428	7,879
Retained earnings	5,117	2,729
Treasury stock	(192)	—
Accumulated other comprehensive income (loss)	(3)	56
Total Micron shareholders' equity	12,458	10,771
Noncontrolling interests in subsidiaries	897	802
Total equity	13,355	11,573
Total liabilities and equity	$25,136	$22,498

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine Months Ended	June 4, 2015	May 29, 2014
Cash flows from operating activities
Net income	$2,428	$1,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,957	1,550
Amortization of debt discount and other costs	105	130
Stock-based compensation	127	81
Loss on restructure of debt	48	182
Equity in net income of equity method investees	(400)	(355)
Change in operating assets and liabilities:
Receivables	337	(330)
Inventories	75	117
Accounts payable and accrued expenses	(533)	646
Other noncurrent liabilities	(8)	185
Deferred income taxes, net	248	184
Other	(206)	34
Net cash provided by operating activities	4,178	4,352

Cash flows from investing activities
Purchases of available-for-sale securities	(3,809)	(475)
Expenditures for property, plant and equipment	(2,256)	(1,800)
Payments to settle hedging activities	(94)	(25)
Proceeds from sales and maturities of available-for-sale securities	1,386	442
Decrease in restricted cash	—	559
Other	51	95
Net cash provided by (used for) investing activities	(4,722)	(1,204)

Cash flows from financing activities
Proceeds from issuance of debt	2,172	1,062
Proceeds from sale-leaseback transactions	291	14
Proceeds from issuance of stock under equity plans	64	247
Repayments of debt	(2,051)	(3,134)
Cash paid to acquire treasury stock	(245)	(75)
Other	(16)	(67)
Net cash provided by (used for) financing activities	215	(1,953)

Effect of changes in currency exchange rates on cash and equivalents	(127)	(13)

Net increase (decrease) in cash and equivalents	(456)	1,182
Cash and equivalents at beginning of period	4,150	2,880
Cash and equivalents at end of period	$3,694	$4,062

Noncash investing and financing activities
Exchange of convertible notes	$—	$756
Acquisition of noncontrolling interest	—	127

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc., including its consolidated subsidiaries, is a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid state drives, modules, multichip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying financial statements include the accounts of MTI and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 28, 2014. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In addition, amounts for certain equipment purchases were reclassified from financing to investing within the statement of cash flows to better reflect the current nature of these transactions and to improve comparability with our industry peers.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2015 contains 53 weeks and the third quarter and first nine months of 2015, which ended on June 4, 2015, contained 13 weeks and 40 weeks, respectively. Fiscal year 2014 contained 52 weeks and the third quarter and first nine months of 2014, which ended on May 29, 2014, contained 13 weeks and 39 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 28, 2014.

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

Unconsolidated VIEs

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

Consolidated VIEs

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for additional cash requirements.  The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities.  In addition, IMFT manufactures certain products exclusively for us using our technology. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it.

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

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases to determine the asset acquired in a software licensing arrangement. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810 – Consolidation.  ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions.  This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.

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

Cash and Investments

Cash and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	June 4, 2015				August 28, 2014
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value
Cash	$1,727	$—	$—	$1,727	$2,445	$—	$—	$2,445
Level 1(1)
Money market funds	1,371	—	—	1,371	1,281	—	—	1,281
Marketable equity securities	—	—	—	—	—	—	1	1
	1,371	—	—	1,371	1,281	—	1	1,282
Level 2(2)
Corporate bonds	9	558	1,350	1,917	—	154	407	561
Government securities	192	160	435	787	—	136	284	420
Asset-backed securities	—	5	651	656	—	1	127	128
Commercial paper	184	397	—	581	22	85	—	107
Certificates of deposit	211	46	34	291	402	8	—	410
	596	1,166	2,470	4,232	424	384	818	1,626
	$3,694	$1,166	$2,470	$7,330	$4,150	$384	$819	$5,353

(1)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(2)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. As of June 4, 2015, no adjustments were made to such pricing information.

(3)	The maturities of our long-term marketable securities generally range from one to four years.

Proceeds from the sales of available-for-sale securities were $562 million and $938 million for the third quarter and first nine months of 2015, respectively, and $78 million and $301 million for the third quarter and first nine months of 2014, respectively. Gross realized gains and losses for the third quarter and first nine months of 2015 and 2014 were not significant. As of June 4, 2015, none of our available-for-sale securities had been in a loss position for longer than 12 months.

Receivables

	June 4, 2015	August 28, 2014
Trade receivables, net	$2,261	$2,524
Income and other taxes	81	104
Other	188	278
	$2,530	$2,906

As of June 4, 2015 and August 28, 2014, other receivables included $64 million and $70 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash and certain emerging memory technologies.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

	June 4, 2015	August 28, 2014
Finished goods	$774	$898
Work in process	1,364	1,372
Raw materials and supplies	243	185
	$2,381	$2,455

Property, Plant and Equipment

	August 28, 2014	Additions	Retirements and Other	June 4, 2015
Land	$86	$2	$—	$88
Buildings	5,093	174	(2)	5,265
Equipment(1)	17,781	2,718	(445)	20,054
Construction in progress(2)	114	136	(1)	249
Software	358	23	(23)	358
	23,432	3,053	(471)	26,014
Accumulated depreciation	(14,750)	(1,868)	461	(16,157)
	$8,682	$1,185	$(10)	$9,857

(1)	Included costs related to equipment not placed into service of $1.07 billion and $826 million, as of June 4, 2015 and August 28, 2014, respectively.

(2)	Included building-related construction and tool installation costs on assets not placed into service.

Depreciation expense was $644 million and $1.87 billion for the third quarter and first nine months of 2015, respectively, and $508 million and $1.46 billion for the third quarter and first nine months of 2014, respectively.

Equity Method Investments

	June 4, 2015		August 28, 2014
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,273	33%	$914	33%
Tera Probe	35	40%	48	40%
Other	16	Various	9	Various
	$1,324		$971
(1) Entity is a variable interest entity.

As of June 4, 2015, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.27 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreements with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Included in our share of earnings for the first nine months of 2015 was $65 million related to Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward. Equity in net income of equity method investees, net of tax, included the following:

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Inotera	$67	$134	$402	$349
Tera Probe	3	2	(3)	8
Other	(2)	(1)	1	(2)
	$68	$135	$400	$355

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009. As of June 4, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 33% ownership interest, and the remaining ownership interest in Inotera was publicly held.

As of June 4, 2015, the market value of our equity interest in Inotera was $2.26 billion based on the closing trading price in an active market of 32.40 New Taiwan dollars per share. As of June 4, 2015 and August 28, 2014, there were losses of $2 million and gains of $44 million, respectively, in accumulated other comprehensive income for cumulative translation adjustments from our equity investment in Inotera.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting discounts from market prices for our comparable components under a supply agreement (the "2013 Supply Agreement"). In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. In the first nine months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. We purchased $533 million and $1.89 billion of DRAM products from Inotera in the third quarter and first nine months of 2015, respectively, and $700 million and $2.00 billion in the third quarter and first nine months of 2014, respectively.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. As of June 4, 2015, the market value of our equity interest in Tera Probe was $45 million based on the closing trading price in an active market of 1,528 yen per share. During the first quarter of 2015, we recorded an impairment charge of $10 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value, based on its trading price (Level 1 fair value measurement). As of June 4, 2015, the difference between our investment balance and our proportionate share of underlying equity in Tera Probe was $29 million and is accreted as income to our earnings through equity in net income of equity method investees over a weighted-average period of seven years. We incurred manufacturing costs for services performed by Tera Probe of $19 million and $66 million for the third quarter and first nine months of 2015, respectively, and $24 million and $88 million for the third quarter and first nine months of 2014, respectively.

Intangible Assets

	June 4, 2015		August 28, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$834	$(404)	$809	$(341)
Other	2	(1)	1	(1)
	$836	$(405)	$810	$(342)

During the first nine months of 2015 and 2014, we capitalized $51 million and $29 million, respectively, for product and process technology with weighted-average useful lives of seven years and ten years, respectively. Amortization expense was $29 million and $89 million for the third quarter and first nine months of 2015, respectively, and $34 million and $88 million for the third quarter and first nine months of 2014, respectively.  Annual amortization expense is estimated to be $117 million for 2015, $107 million for 2016, $95 million for 2017, $83 million for 2018 and $35 million for 2019.

Accounts Payable and Accrued Expenses

	June 4, 2015	August 28, 2014
Accounts payable	$1,000	$996
Property, plant and equipment payables	1,018	289
Related party payables	387	673
Salaries, wages and benefits	340	456
Income and other taxes	82	71
Customer advances	79	98
Other	298	281
	$3,204	$2,864

As of June 4, 2015 and August 28, 2014, related party payables included $378 million and $660 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of June 4, 2015 and August 28, 2014, related party payables also included $9 million and $13 million, respectively, due to Tera Probe for testing and probe services performed. (See "Equity Method Investments" note.)

As of June 4, 2015 and August 28, 2014, customer advances included $60 million and $90 million, respectively, for amounts received from a customer in 2014 under a DRAM supply agreement to be applied to purchases at market pricing through September 2016. As of August 28, 2014, other noncurrent liabilities included $90 million from this DRAM supply agreement.

Debt

			June 4, 2015			August 28, 2014
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
Capital lease obligations(2)	N/A	N/A	$325	$530	$855	$323	$588	$911
MMJ creditor installment payments	N/A	6.25%	154	669	823	192	939	1,131
1.258% senior notes	1.258%	1.97%	92	278	370	92	324	416
2022 senior notes	5.875%	6.14%	—	600	600	—	600	600
2023 senior notes	5.250%	5.43%	—	1,000	1,000	—	—	—
2024 senior notes	5.250%	5.38%	—	550	550	—	—	—
2025 senior notes	5.500%	5.56%	—	1,150	1,150	—	1,150	1,150
2026 senior notes	5.625%	5.73%	—	450	450	—	—	—
2031B convertible senior notes	1.875%	6.98%	—	—	—	362	—	362
2032C convertible senior notes(3)	2.375%	5.95%	—	198	198	—	314	314
2032D convertible senior notes(3)	3.125%	6.33%	—	151	151	—	288	288
2033E convertible senior notes(3)	1.625%	4.50%	276	—	276	278	—	278
2033F convertible senior notes(3)	2.125%	4.93%	270	—	270	265	—	265
2043G convertible senior notes	3.000%	6.76%	—	646	646	—	636	636
Other notes payable	2.241%	2.40%	31	181	212	126	116	242
			$1,148	$6,403	$7,551	$1,638	$4,955	$6,593

(1)
We have either the obligation or the option to pay cash for the principal amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2)	Weighted-average imputed rate of 3.8% and 4.3% as of June 4, 2015 and August 28, 2014, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on March 31, 2015 exceeded 130% of the conversion price per share, holders had the right to convert their notes at any time during the calendar quarter ended June 30, 2015. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended June 30, 2015; therefore, these notes are convertible by the holders through September 30, 2015. The 2033 Notes are classified as current because the terms of these notes require us to pay cash for the principal amount of any converted notes.

2015 Debt Activity

In the first nine months of 2015, we consummated a number of transactions with respect to our debt, including conversions and settlements, repurchases, the issuances of non-convertible senior notes, and the early repayment of a note. As a result, we recognized losses of $18 million and $48 million in the third quarter and first nine months of 2015, respectively. The following table presents the effect of each of the actions in the first nine months of 2015:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	(Loss) Gain(1)
Conversions and settlements:
2031B Notes	$(114)	$(362)	$(389)	$—	$(24)
2033E Notes	(7)	(7)	(19)	(15)	2
	(121)	(369)	(408)	(15)	(22)

Repurchases:
2032C Notes	(139)	(122)	(415)	(283)	(10)
2032D Notes	(166)	(141)	(492)	(341)	(11)
	(305)	(263)	(907)	(624)	(21)

Issuances:
2023 Notes	1,000	1,000	988	—	—
2024 Notes	550	550	545	—	—
2026 Notes	450	450	446	—	—
	2,000	2,000	1,979	—	—

Early repayment of note	(121)	(120)	(122)	—	(5)

	$1,453	$1,248	$542	$(639)	$(48)

(1)	Included in other non-operating expense.

Conversions and Settlements: During the first nine months of 2015, we had the following debt conversions and settlements:

2031B Notes – On July 23, 2014, we called for the redemption of our remaining 2031B Notes effective on August 22, 2014. Prior to such effective date, substantially all of the holders of our 2031B Notes exercised their option to convert their notes and, in each case, we elected to settle the amount due upon conversion entirely in cash.

2033E Notes – During the first nine months of 2015, holders converted a portion of our 2033E Notes, and we elected to settle the amounts due upon conversion entirely in cash.

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

Repurchases: During the first nine months of 2015, we repurchased portions of our 2032C Notes and 2032D Notes. The liability and equity components of the repurchased notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the repurchased notes affected debt and equity.

Issuance: On April 30, 2015, we issued $550 million in principal amount of 2024 Notes due January 2024 and $450 million in principal amount of 2026 Notes due January 2026. On February 3, 2015, we issued $1.00 billion in principal amount of 2023 Notes due August 2023. Issuance costs for these notes totaled $21 million.

These notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our domestic restricted subsidiaries (which are generally subsidiaries in the U.S. in which we own at least 80% of the voting stock) to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur, or guarantee certain additional secured indebtedness and unsecured indebtedness of certain of our domestic restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer or lease all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Cash Redemption at Our Option: We have the option to redeem these notes; however, the applicable redemption price will be determined as follows:

	Redemption Period Requiring Payment of:		Redemption Up To 35% Using Cash Proceeds From An Equity Offering(3):
	Make-Whole(1)	Premium(2)	Date	Specified Price
2023 Notes	Prior to Feb. 1, 2018	On or after Feb. 1, 2018	Prior to Feb. 1, 2018	105.250%
2024 Notes	Prior to May 1, 2018	On or after May 1, 2018	Prior to May 1, 2018	105.250%
2026 Notes	Prior to May 1, 2020	On or after May 1, 2020	Prior to May 1, 2018	105.625%

(1)
If we redeem prior to the applicable date, the price is principal plus a make-whole premium equal to the present value of the remaining scheduled interest payments as described in the applicable indenture, together with accrued and unpaid interest.

(2)	If we redeem on or after the applicable date, the price is principal plus a premium which declines over time as specified in the applicable indenture, together with accrued and unpaid interest.

(3)
If we redeem prior to the applicable date with net cash proceeds of one or more equity offerings, the price is equal to the amount specified above, together with accrued and unpaid interest, subject to a maximum redemption of 35% of the aggregate principal amount of the respective note being redeemed.

Early Repayment of Note: On October 17, 2014, we repaid a note prior to its scheduled maturity.

2014 Debt Activity

Throughout 2014, we reduced the dilutive effects of our convertible notes by exchanging portions of these notes with less-dilutive convertible notes, or by converting or repurchasing portions of these notes using cash generated from operations and proceeds from issuing non-convertible debt. In the first nine months of 2014, we incurred losses related to these activities as follows:

•
$49 million (which included $38 million in non-operating expense and $11 million of interest expense from the payment of a make-whole premium) from the exchange of an aggregate principal amount of $440 million of 2027 Notes, 2031A Notes, and 2031B Notes into 2043G Notes;

•
$121 million (which included $115 million in non-operating expense and $6 million of interest expense from the payment of a make-whole premium) from the conversion of $770 million of aggregate principal amount of 2014 Notes, 2027 Notes, and 2031A Notes; and

•	$18 million in non-operating expense from the cash repurchase of $263 million of aggregate principal amount of 2031B Notes, 2032C Notes, and 2032D Notes.

Convertible Notes With Debt and Equity Components

As of June 4, 2015, the trading price of our common stock was higher than the conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of June 4, 2015:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$224	23	$9.63	$12.52	$403
2032D Notes	May 2021	177	18	9.98	12.97	302
2033E Notes	February 2018	293	27	10.93	14.21	430
2033F Notes	February 2020	300	27	10.93	14.21	441
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	—
		$2,019	130			$1,576

(1)	The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturities of the notes.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock exceeded the thresholds for the calendar quarter ended June 30, 2015 for our 2032 Notes and 2033 Notes; therefore, those notes are convertible by the holders through September 30, 2015.

(3)	Based on our closing share price of $26.99 as of June 4, 2015.

(4)	The original principal amount of $820 million accretes up to $917 million at the holder put date in November 2028 and $1.03 billion at maturity in 2043.

We amortize any initial debt discount or imputed interest over the period from issuance of the notes through the earliest date that holders can require us to repurchase all or a portion of their notes (see "Holder Put Date" in the table above). As a result, the period of amortization can be significantly shorter than the contractual maturity.

Capital Lease Obligations

In the third quarter of 2015, we recorded a capital lease obligation of $37 million, which related to an equipment sale-leaseback transaction, at a weighted-average effective interest rate of 2.8%, payable in periodic installments through May 2019. In the first nine months of 2015, we recorded capital lease obligations aggregating $324 million, including $291 million related to equipment sale-leaseback transactions, at a weighted-average effective interest rate of 3.2%, payable in periodic installments through May 2019.

Other Notes Payable

On March 13, 2015, we borrowed $47 million under a two-year note, collateralized by certain property, plant, and equipment. The note is payable in equal quarterly installments, plus interest at a variable rate equal to the 90-day Taipei Interbank Offered Rate ("TAIBOR") plus 1.65% per annum.

Available Facilities

Revolving Credit Facilities: On February 12, 2015, we terminated our unused $255 million senior secured three-year revolving credit facility and entered into a senior secured five-year revolving credit facility.  Under this credit facility, we can draw up to the lesser of $750 million or 80% of the net outstanding balance of certain trade receivables, as defined in the facility agreement. Any amounts drawn are collateralized by a security interest in such trade receivables.  The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on certain of our operations, assets, prospects, business, or condition, and including negative covenants that limit or restrict our ability to create liens on, or dispose of, the collateral securing the obligations under this facility.  Interest is payable on any outstanding principal balance at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging between 1.75% to 2.25%, depending upon the utilized portion of the facility.  On April 16, 2015, we drew $75 million under this facility at an interest rate equal to 2.15% per annum. As of June 4, 2015, $75 million of principal was outstanding under this facility and $518 million was available to us to be drawn.

On December 2, 2014, we terminated our unused $153 million senior secured three-year revolving credit facility and entered into a senior secured five-year revolving credit facility, collateralized by a security interest in certain trade receivables and inventory. The credit facility has an aggregate revolving commitment which is subject to certain adjustments, including an availability block that effectively limits the maximum amount we could draw to $540 million.  Additionally, the maximum amount we could draw may decrease further if the value, as defined, of our trade receivables and inventory collateralizing the credit facility decreases below a specified threshold. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate not to exceed LIBOR plus an applicable margin ranging between 1.25% to 1.75%, depending upon the utilized portion of the facility. On April 16, 2015, we drew $50 million under this facility at an interest rate equal to 1.65% per annum. As of June 4, 2015, $50 million of principal was outstanding under this facility and $343 million was available to us to be drawn.

Other Facilities: On April 14, 2015, our IMFT venture entered into a commitment letter and progress payment agreement to obtain financing collateralized by semiconductor production equipment. Subject to customary conditions, IMFT can draw up to $275 million under these agreements prior to March 31, 2016. Amounts drawn will be made subject to a five-year loan, with equal quarterly payments beginning three months after such amounts are made subject to the loan, which payments reflect an implicit interest rate equal to the three-year swap rate plus 1.64% per annum. As of June 4, 2015, IMFT had not utilized any amounts under this facility.

On May 28, 2015, we entered into a term loan agreement to obtain financing collateralized by certain property, plant, and equipment. Subject to customary conditions, we can draw up to 6.90 billion New Taiwan dollars or an equivalent amount in U.S. dollars (approximately $225 million as of June 4, 2015). As of June 4, 2015, we had not drawn any amounts under this facility and subsequent to the third quarter of 2015, on June 18, 2015, we drew $40 million under this arrangement. Subsequent draws must occur by December 18, 2015. Amounts drawn will be made subject to a three-year loan, with equal quarterly principal payments beginning six months after the initial draw. Amounts drawn in New Taiwan dollars will accrue interest at a variable rate equal to the three-month TAIBOR plus a margin not to exceed 2.0%. Amounts drawn in U.S. dollars will accrue interest at a variable rate equal to the three-month LIBOR plus a margin not to exceed 2.2%.

Contractual Maturities

As of June 4, 2015, debt maturities and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
Remainder of 2015	$62	$83
2016	305	346
2017	270	170
2018	545	129
2019	501	90
2020 and thereafter	5,541	107
Unamortized discounts and interest, respectively	(528)	(70)
	$6,696	$855

Contingencies

We have accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the applicable balance sheet dates, including those described below. We are currently a party to other legal actions arising from the normal course of business, none of which is expected to have a material adverse effect on our business, results of operations, or financial condition.

Patent Matters

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including MMJ and Elpida Memory (USA) Inc.  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain MMJ and Elpida Memory (USA) Inc. DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. Trial currently is scheduled for February 22, 2016. On March 23, 2012, MMJ and Elpida Memory (USA) Inc. filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against MMJ and Elpida Memory (USA) Inc. Accordingly, the plaintiffs' case against MMJ and Elpida Memory (USA) was stayed.  On June 25, 2013, the U.S. Bankruptcy Court for the District of Delaware entered its Order (1) granting recognition of the Japanese reorganization plan of MMJ and the Japan Court's confirmation orders, (2) entrusting MMJ's U.S. assets to foreign representatives and approving certain plan transactions, (3) granting permanent injunction, and (4) granting related relief (the "Recognition Order").  Pursuant to the Recognition Order, the plaintiffs are permanently enjoined from continuing their case against MMJ and Elpida Memory (USA) Inc. in respect of any claim or claims arising prior to the commencement of the Japan Proceeding (as defined in the Recognition Order).

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

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials, Inc. infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. Trial currently is scheduled for August 31, 2015.

On November 21, 2014, Elm 3DS Innovations, LLC ("Elm") filed a patent infringement action against MTI, Micron Semiconductor Products, Inc., and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe thirteen U.S. patents and seeks damages, attorneys’ fees, and costs.

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against us in the U.S. District Court for the District of Delaware.  The complaint alleges that a variety of our NAND Flash products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs.

Among other things, the above lawsuits pertain to certain of our DDR DRAM, DDR2 DRAM, DDR3 DRAM, DDR4 DRAM, SDR SDRAM, PSRAM, RLDRAM, LPDRAM, NAND Flash, image sensor products, and certain other memory products we manufacture, which account for a significant portion of our net sales.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against MTI and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of June 4, 2015, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against MTI for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. A hearing on the matter was held on July 9, 2015 during which an additional hearing was scheduled for September 29, 2015.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of June 4, 2015, the Inotera Shares had a carrying value in equity method investments for purposes of our financial reporting of $703 million and a market value of $1.25 billion.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The 2033 Notes were convertible at the option of the holders as of June 4, 2015 and August 28, 2014. Therefore, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $48 million as of June 4, 2015 and $57 million as of August 28, 2014, was classified as redeemable convertible notes in the mezzanine section of the accompanying consolidated balance sheets. (See "Debt" note.)

Equity

Changes in the components of equity were as follows:

	Nine Months Ended June 4, 2015			Nine Months Ended May 29, 2014
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$10,771	$802	$11,573	$9,142	$864	$10,006

Net income	2,428	—	2,428	1,895	33	1,928
Other comprehensive income (loss)	(59)	(1)	(60)	(19)	—	(19)
Comprehensive income (loss)	2,369	(1)	2,368	1,876	33	1,909

Contributions from noncontrolling interests	—	102	102	—	59	59
Distributions to noncontrolling interests	—	(6)	(6)	—	(19)	(19)
Acquisition of noncontrolling interests in MMT	—	—	—	34	(180)	(146)
Capital and other transactions attributable to Micron	(682)	—	(682)	(1,112)	—	(1,112)
Ending balance	$12,458	$897	$13,355	$9,940	$757	$10,697

Micron Shareholders' Equity

Common Stock Repurchases: Our Board of Directors has authorized the repurchase of up to $1.00 billion of our outstanding common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the second quarter of 2015, we repurchased 7 million shares for $192 million through open market transactions. As of June 4, 2015, the repurchased shares were held as treasury stock and $808 million of the authorization remained available for future stock repurchases.

Employees can elect to have shares withheld for taxes or exercise prices upon the release of restricted awards or exercise of stock options. We repurchased and retired 2 million and 7 million shares of our common stock that our employees elected to withhold in the first nine months of 2015 and 2014, respectively, and paid $53 million and $75 million, respectively, for taxes and exercise prices.

Issued and Outstanding Capped Calls: We have capped calls (with strike prices that range from $9.50 to $10.93 and cap prices that range from $12.67 to $16.04), which are intended to reduce the effect of potential dilution from our convertible notes.  These capped calls provide for the receipt of cash or shares, at our election, from counterparties if the trading price of our stock is above the specified initial strike prices on various dates ranging from July 2015 to February 2020, the expiration dates of the capped calls. The cash value received would be based on the trading price of our stock and would range from $0 (if the trading price of our stock is below the initial strike prices for all of the capped calls on each expiration date) to $864 million (if the trading price of our stock is at or above the cap prices for all of the capped calls on each expiration date).

Restrictions on Net Assets: As a result of the reorganization proceedings of the MMJ Companies initiated on March 23, 2012, and for so long as such proceedings are continuing, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of June 4, 2015 were $3.07 billion for the MMJ Group and $874 million for IMFT, which included cash and equivalents of $1.26 billion for the MMJ Group and $238 million for IMFT.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the first nine months of 2015 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of August 28, 2014	$42	$12	$1	$1	$56
Other comprehensive income before reclassifications	(57)	(13)	(1)	32	(39)
Amount reclassified out of accumulated other comprehensive income	—	(5)	(2)	(2)	(9)
Tax effects	—	—	—	(11)	(11)
Other comprehensive income (loss)	(57)	(18)	(3)	19	(59)
Balance as of June 4, 2015	$(15)	$(6)	$(2)	$20	$(3)

Noncontrolling Interests in Subsidiaries

	June 4, 2015		August 28, 2014
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$790	49%	$693	49%
MP Mask(1)	93	50%	93	50%
Other	14	Various	16	Various
	$897		$802

(1)	Entity is a variable interest entity.

IMFT: Since its inception in 2006, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and certain emerging memory technologies exclusively for the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Commencing in January 2015, Intel can put to us, and commencing in January 2018, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance for Intel at that time. If Intel elects to sell to us, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design, other NAND Flash R&D costs, and R&D costs of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $58 million and $158 million for the third quarter and first nine months of 2015, respectively, and $36 million and $100 million for the third quarter and first nine months of 2014, respectively.

We sell a portion of our products to Intel through IMFT at long-term negotiated prices approximating cost. Sales of NAND Flash products to Intel under this arrangement were $101 million and $309 million for the third quarter and first nine months of 2015, respectively, and $107 million and $312 million for the third quarter and first nine months of 2014, respectively. Receivables from Intel as of June 4, 2015 and August 28, 2014, were $62 million and $66 million, respectively for these sales.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

	June 4, 2015	August 28, 2014
Assets
Cash and equivalents	$238	$84
Receivables	72	73
Inventories	56	48
Other current assets	4	5
Total current assets	370	210
Property, plant and equipment, net	1,686	1,545
Other noncurrent assets	48	47
Total assets	$2,104	$1,802

Liabilities
Accounts payable and accrued expenses	$253	$106
Deferred income	9	8
Current debt	21	21
Total current liabilities	283	135
Long-term debt	54	71
Other noncurrent liabilities	103	110
Total liabilities	$440	$316
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its members:

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
IMFT distributions to Micron	$—	$—	$6	$10
IMFT distributions to Intel	—	—	6	10
Micron contributions to IMFT	85	10	106	61
Intel contributions to IMFT	82	10	102	59

MP Mask: In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next-generation semiconductors.  On March 24, 2015, we notified Photronics of our election to terminate MP Mask effective in May 2016. Upon termination, we have the right to acquire Photronics' interest in MP Mask for an amount equal to the noncontrolling interest balance. Since its inception, we have owned approximately 50% and Photronics has owned approximately 50% of MP Mask.  We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement.

The assets and liabilities of MP Mask included in our consolidated balance sheets were as follows:

	June 4, 2015	August 28, 2014
Current assets	$21	$24
Noncurrent assets (primarily property, plant and equipment)	185	203
Current liabilities	24	28
Noncurrent liabilities	—	14
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

All of our marketable debt and equity investments were classified as available-for-sale and carried at fair value. In addition to the fair value measurements disclosed in the cash and investments note, as of June 4, 2015 and August 28, 2014, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $28 million and $27 million, respectively, valued using Level 2 fair value measurements.

In connection with our repurchases of debt in the first nine months of 2015, we determined the fair value of the debt components of our convertible notes as if they were stand-alone instruments, using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours (Level 2).

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine components of our convertible notes) were as follows:

	June 4, 2015		August 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$5,166	$5,155	$3,634	$3,539
Convertible notes	3,747	1,541	5,886	2,143

The fair values of our convertible notes were determined based on inputs that were observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that were observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our notes, when available, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

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

Convertible Notes Settlement Obligations: In connection with our debt restructure activities in the fourth quarter of 2014 and the first nine months of 2015, holders elected to convert the remaining outstanding 2031B Notes and a portion of the 2033E Notes. In the first nine months of 2014, holders elected to convert substantially all of the outstanding 2014 Notes, 2027 Notes, and 2031A Notes. As a result of our elections to settle the amounts due upon conversion in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days, beginning on the dates we notified the holder of our intention to settle the obligation in cash through the settlement dates. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurements and final settlement amounts of our convertible note settlement obligations were based on the volume-weighted average stock price (Level 2 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total gross notional amounts and fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Assets (2)	Current Liabilities(3)	Noncurrent Liabilities(4)
As of June 4, 2015
Currency forward contracts:
Yen	$878	$—	$(35)	$—
Singapore dollar	404	—	(3)	—
Euro	359	6	(2)	—
New Taiwan dollar	62	—	—	—
Shekel	57	—	—	—
British Pound	19	—	—	—
	$1,779	$6	$(40)	$—
As of August 28, 2014
Currency forward contracts:
Yen	$554	$—	$(12)	$(6)
Singapore dollar	330	—	—	—
Euro	245	—	(1)	—
Shekel	62	—	(1)	—
	$1,191

Convertible notes settlement obligations	12	—	(389)	—
		$—	$(403)	$(6)

(1)	Notional amounts of forward contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Included in other noncurrent liabilities.

Net gains (losses) for derivative instruments without hedge accounting designation were included in other non-operating income (expense), net as follows:

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Foreign exchange contracts	$(10)	$2	$(83)	$(19)
Convertible notes settlement obligations	1	(2)	7	(54)
	$(9)	$—	$(76)	$(73)

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

	Notional Amount (in U.S. Dollars)	Fair Value of Current Liabilities(1)
As of June 4, 2015
Yen	$43	$(1)

As of August 28, 2014
Yen	$94	$(2)
Euro	24	—
	$118	$(2)

(1)	Included in accounts payable and accrued expenses.

For the third quarter and first nine months of 2015, we recognized gains of $1 million and losses of $14 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  For the first nine months of 2014, we recognized losses of $2 million in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges are recognized in other non-operating income (expense) and were not significant for the third quarter and first nine months of 2015 and 2014.  In the first nine months of 2015 and 2014, we reclassified gains of $5 million and $3 million, respectively, from accumulated other comprehensive income (loss) to earnings. As of June 4, 2015, $4 million of gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

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

We enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty under these arrangements have been presented in our consolidated balance sheets on a net basis. As of June 4, 2015 and August 28, 2014, amounts netted were not significant.

Equity Plans

As of June 4, 2015, our equity plans permit us to issue an aggregate of up to 171 million shares of common stock, of which 111 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Stock options granted	—	1	8	12
Weighted-average grant-date fair value per share	$10.89	$11.35	$14.86	$9.38
Average expected life in years	5.6	5.7	5.6	4.9
Weighted-average expected volatility	42%	52%	45%	48%
Weighted-average risk-free interest rate	1.6%	1.8%	1.7%	1.6%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of June 4, 2015, there were 14 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity for the third quarters and first nine months of 2015 and 2014 are summarized as follows:

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Restricted stock awards granted	—	—	6	7
Weighted-average grant-date fair values per share	$27.34	$22.73	$33.93	$21.39

Stock-based Compensation Expense

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Stock-based compensation expense by caption:
Cost of goods sold	$17	$12	$48	$27
Selling, general and administrative	15	12	48	36
Research and development	11	7	31	17
Other	—	1	—	1
	$43	$32	$127	$81

Stock-based compensation expense by type of award:
Stock options	$20	$16	$61	$44
Restricted stock awards	23	16	66	37
	$43	$32	$127	$81

As of June 4, 2015, $432 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the third quarter of 2019, resulting in a weighted-average period of 1.4 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Other Operating (Income) Expense, Net

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
(Gain) loss on disposition of property, plant and equipment	$(4)	$2	$(14)	$11
Rambus settlement	—	—	—	233
Other	—	4	(22)	9
	$(4)	$6	$(36)	$253

In December 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  As a result, other operating expense for the first nine months of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other Non-Operating Income (Expense), Net

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Loss on restructure of debt	$(18)	$(16)	$(48)	$(171)
Gain (loss) from changes in currency exchange rates	1	(5)	(26)	(25)
Adjustment to gain on MMJ Acquisition	—	—	—	(33)
Other	1	—	3	6
	$(16)	$(21)	$(71)	$(223)

Income Taxes

Income taxes included $22 million and $93 million for the third quarter and first nine months of 2015, respectively, and $49 million and $177 million for the third quarter and first nine months of 2014, respectively, related to the utilization of deferred tax assets by the MMJ Group. Income taxes for the third quarter of 2015 also included $45 million to write down the value of MMJ's deferred tax assets as a result of changes in Japan tax laws that reduced the corporate tax rate for tax years beginning on or after April 1, 2015 and expanded the taxable base with higher limits on future net operating loss deductions. Remaining taxes for the third quarter and first nine months of 2015 and 2014 primarily reflect taxes on our non-U.S. operations.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowances. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Income taxes on U.S. operations for the third quarter and first nine months of 2015 and 2014 were substantially offset by changes in the valuation allowance.

As of June 4, 2015, we estimate our unrecognized tax benefits may increase for 2015 by approximately $130 million, primarily due to transfer pricing matters, which we would expect to be substantially offset by a change in our valuation allowance. The resolution of tax audits or lapses of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months ranges from $0 to $70 million, including interest and penalties.

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive agreements that are conditional upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2026, reduced our tax provision for the third quarter and first nine months of 2015 by $52 million (benefitting our diluted earnings per share by $0.04) and $289 million ($0.24 per diluted share), respectively. These arrangements reduced our tax provision for the third quarter and first nine months of 2014 by $88 million ($0.07 per diluted share) and $232 million ($0.19 per diluted share), respectively.

Earnings Per Share

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Net income available to Micron shareholders – Basic	$491	$806	$2,428	$1,895
Dilutive effect related to equity method investment	(1)	(1)	(3)	(1)
Net income available to Micron shareholders – Diluted	$490	$805	$2,425	$1,894

Weighted-average common shares outstanding – Basic	1,073	1,067	1,072	1,058
Dilutive effect of equity plans and convertible notes	97	123	113	138
Weighted-average common shares outstanding – Diluted	1,170	1,190	1,185	1,196

Earnings per share:
Basic	$0.46	$0.76	$2.26	$1.79
Diluted	0.42	0.68	2.05	1.58

Antidilutive potential common shares that could dilute basic earnings per share in the future were 55 million and 27 million for the third quarter and first nine months of 2015, respectively, and 45 million and 43 million for the third quarter and first nine months of 2014, respectively.

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

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. The unallocated amount of operating expense for the first nine months of 2014 related to the Rambus settlement.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Nine Months Ended
	June 4, 2015	May 29, 2014	June 4, 2015	May 29, 2014
Net sales:
CNBU	$1,514	$1,857	$5,424	$5,436
MBU	938	757	2,734	2,717
SBU	901	867	2,839	2,573
EBU	483	467	1,524	1,298
All Other	17	34	71	107
	$3,853	$3,982	$12,592	$12,131

Operating income (loss):
CNBU	$266	$531	$1,382	$1,462
MBU	296	135	864	479
SBU	(33)	55	(43)	228
EBU	98	96	331	254
All Other	4	22	37	69
Unallocated	—	—	—	(233)
	$631	$839	$2,571	$2,259

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Operating Expenses and Other" regarding SG&A and R&D expenses for the fourth quarter of 2015; in "Liquidity and Capital Resources" regarding our pursuit of additional financing and debt restructuring, regarding the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months, regarding capital spending in 2015 and future periods, regarding the expansion of our clean room space in Singapore, and regarding the timing of payments for certain contractual obligations; and in "Recently Issued Accounting Standards" regarding the impact of adopting these new standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II. Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 28, 2014. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2015 contains 53 weeks and the third and second quarters of fiscal 2015 each contained 13 weeks. Our fiscal 2014 contained 52 weeks. All production data includes the production of IMFT and Inotera. All tabular amounts are in millions except per share amounts.

Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Overview of our operations and business.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Recently Issued Accounting Standards

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

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2015	% of Net Sales	2014	% of Net Sales	2015	% of Net Sales	2015	% of Net Sales	2014	% of Net Sales

Net sales	$3,853	100%	$3,982	100%	$4,166	100%	$12,592	100%	$12,131	100%
Cost of goods sold	2,651	69%	2,614	66%	2,761	66%	8,347	66%	8,079	67%
Gross margin	1,202	31%	1,368	34%	1,405	34%	4,245	34%	4,052	33%

SG&A	169	4%	174	4%	187	4%	549	4%	527	4%
R&D	406	11%	349	9%	379	9%	1,161	9%	1,013	8%
Other operating (income) expense, net	(4)	—%	6	—%	(16)	—%	(36)	—%	253	2%
Operating income	631	16%	839	21%	855	21%	2,571	20%	2,259	19%

Interest income (expense), net	(88)	(2)%	(75)	(2)%	(75)	(2)%	(246)	(2)%	(248)	(2)%
Other non-operating income (expense), net	(16)	—%	(21)	(1)%	(6)	—%	(71)	(1)%	(223)	(2)%
Income tax (provision) benefit	(104)	(3)%	(72)	(2)%	(47)	(1)%	(226)	(2)%	(215)	(2)%
Equity in net income of equity method investees	68	2%	135	3%	208	5%	400	3%	355	3%
Net (income) loss attributable to noncontrolling interests	—	—%	—	—%	(1)	—%	—	—%	(33)	—%
Net income attributable to Micron	$491	13%	$806	20%	$934	22%	$2,428	19%	$1,895	16%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2015	% of Total Net Sales(1)	2014	% of Total Net Sales(1)	2015	% of Total Net Sales(1)	2015	% of Total Net Sales(1)	2014	% of Total Net Sales(1)
CNBU	$1,514	39%	$1,857	47%	$1,822	44%	$5,424	43%	$5,436	45%
MBU	938	24%	757	19%	856	21%	2,734	22%	2,717	22%
SBU	901	23%	867	22%	954	23%	2,839	23%	2,573	21%
EBU	483	13%	467	12%	502	12%	1,524	12%	1,298	11%
All Other	17	—%	34	1%	32	1%	71	1%	107	1%
	$3,853		$3,982		$4,166		$12,592		$12,131
(1) Percentages reflect rounding and may not total 100%.

Total net sales for the third quarter of 2015 decreased 8% as compared to the second quarter of 2015 primarily due to decreases in DRAM sales as a result of declines in average selling prices and lower gigabit sales volumes.

Total net sales for the third quarter of 2015 decreased 3% as compared to the third quarter of 2014 primarily due to declines in DRAM sales as a result of declines in average selling prices, partially offset by higher NAND Flash sales as a result of increases in gigabit sales volumes. Total net sales for the first nine months of 2015 increased 4% as compared to the first nine months of 2014 primarily due to increases in NAND Flash sales as a result of higher gigabit sales volumes partially offset by decreases in DRAM sales as declines in average selling prices outpaced increases in gigabit sales volumes. The increases in gigabit sales volumes for the third quarter and first nine months of 2015 was primarily attributable to higher manufacturing output due to improvements in product and process technologies.

Gross Margin

Our overall gross margin percentage declined to 31% for the third quarter of 2015 from 34% for the second quarter of 2015 primarily due to a decline in the gross margin for DRAM products as decreases in average selling prices outpaced manufacturing cost reductions.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting discounts from market prices for our comparable components under a supply agreement (the "2013 Supply Agreement"). In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. In the first nine months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions.  Under the market conditions prevailing in the third quarter of 2015, costs of products purchased under the 2013 Supply Agreement were higher than they would have been under the pricing formula of the 2016 Supply Agreement. We purchased $533 million, $628 million, and $700 million of DRAM products from Inotera in the third quarter of 2015, second quarter of 2015, and third quarter of 2014, respectively. We purchased $1.89 billion and $2.00 billion of DRAM products from Inotera in the first nine months of 2015 and 2014, respectively.

Our overall gross margin percentage declined to 31% for the third quarter of 2015 from 34% for the third quarter of 2014 as declines in average selling prices outpaced manufacturing cost reductions. Our overall gross margin percentage improved to 34% for the first nine months of 2015 from 33% for the first nine months of 2014 primarily due to manufacturing cost reductions partially offset by declines in average selling prices.

Operating Results by Business Segment

CNBU

	Third Quarter		Second Quarter	Nine Months
	2015	2014	2015	2015	2014
Net sales	$1,514	$1,857	$1,822	$5,424	$5,436
Operating income	266	531	493	1,382	1,462

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further details.) CNBU sales for the third quarter of 2015 decreased 17% as compared to the second quarter of 2015 primarily due to declines in average selling prices and decreases in sales volumes as a result of weakness in the PC market. CNBU operating income for the third quarter of 2015 decreased from the second quarter of 2015 primarily due to the declines in average selling prices and sales volumes, mitigated by manufacturing cost reductions.

CNBU sales for the third quarter of 2015 decreased 18% from the third quarter of 2014 primarily due to declines in average selling prices. CNBU sales for the first nine months of 2015 were relatively unchanged from the first nine months of 2014 as declines in average selling prices were offset by increases in gigabits sold. CNBU operating income for the third quarter and first nine months of 2015 declined from the corresponding periods of 2014 as decreases in average selling prices outpaced manufacturing cost reductions.

MBU

	Third Quarter		Second Quarter	Nine Months
	2015	2014	2015	2015	2014
Net sales	$938	$757	$856	$2,734	$2,717
Operating income	296	135	262	864	479

In the third quarter of 2015, MBU sales were primarily composed of DRAM and NAND Flash, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the third quarter of 2015 increased 10% as compared to the second quarter of 2015 primarily due to increases in mobile NAND Flash gigabit sales volumes as a result of higher sales of managed NAND Flash and multi-chip package ("MCP") products. MBU operating income for the third quarter of 2015 increased as compared to the second quarter of 2015 primarily due to increased sales volumes of mobile NAND Flash products and cost reductions, partially offset by declines in average selling prices.

MBU sales for the third quarter and first nine months of 2015 increased 24% and 1%, respectively, as compared to the corresponding periods of 2014 primarily due to increases in mobile NAND Flash gigabit sales volumes as a result of higher sales of managed NAND Flash and MCP products. MBU sales of mobile DRAM products for the first nine months of 2015 decreased as compared to the first nine months of 2014 due to declines in average selling prices and sales volumes. MBU operating income for the third quarter and first nine months of 2015 improved from the corresponding periods of 2014 as cost reductions outpaced declines in average selling prices.

SBU

	Third Quarter		Second Quarter	Nine Months
	2015	2014	2015	2015	2014
Net sales	$901	$867	$954	$2,839	$2,573
Operating income (loss)	(33)	55	(36)	(43)	228

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our NAND Flash products. (See "Operating Results by Product – NAND Flash" for further details.) SBU sales for the third quarter of 2015 decreased 6% from the second quarter of 2015 primarily due to declines in gigabits sold as we shifted production of NAND Flash to mobile and embedded products. SBU sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. SBU sales of NAND Flash products to Intel under this arrangement were $101 million for the third quarter of 2015, $100 million for the second quarter of 2015, and $107 million for the third quarter of 2014. All other SBU products are sold to OEMs, resellers, retailers, and other customers (including Intel), which we collectively refer to as "trade customers."

SBU sales of NAND Flash products to trade customers for the third quarter of 2015 decreased 7% as compared to the second quarter of 2015 primarily due to declines in gigabits sold. SBU operating income (loss) for the third quarter of 2015 was relatively unchanged from the second quarter of 2015 as declines in sales volumes were offset by manufacturing cost reductions.

SBU sales of NAND Flash products to trade customers for the third quarter and first nine months of 2015 increased 5% and 12%, respectively, as compared to the corresponding periods of 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for the third quarter and first nine months of 2015 compared to the corresponding periods of 2014 were primarily due to higher manufacturing output. SBU operating income (loss) for the third quarter and first nine months of 2015 declined from the corresponding periods of 2014 as declines in average selling prices outpaced manufacturing cost reductions and R&D costs increased in connection with increased spending on controllers, firmware, and engineering for SSDs and managed NAND Flash products.

EBU

	Third Quarter		Second Quarter	Nine Months
	2015	2014	2015	2015	2014
Net sales	$483	$467	$502	$1,524	$1,298
Operating income	98	96	115	331	254

In the third quarter of 2015, EBU sales were composed of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for the third quarter of 2015 decreased 4% as compared to the second quarter of 2015 primarily due to declines in average selling prices partially offset by increases in sales volumes. EBU operating income for the third quarter of 2015 decreased from the second quarter of 2015 as declines in average selling prices outpaced manufacturing cost reductions and increases in sales volumes.

EBU sales for the third quarter and first nine months of 2015 increased 3% and 17%, respectively, as compared to the corresponding periods of 2014 primarily due to increased sales volumes of DRAM and NAND Flash products. EBU operating income for the third quarter and first nine months of 2015 improved from the corresponding periods of 2014 primarily due to the higher sales volumes.

Operating Results by Product

Net Sales by Product

	Third Quarter				Second Quarter		Nine Months
	2015	% of Total Net Sales(1)	2014	% of Total Net Sales(1)	2015	% of Total Net Sales(1)	2015	% of Total Net Sales(1)	2014	% of Total Net Sales(1)
DRAM	$2,359	61%	$2,729	69%	$2,697	65%	$8,166	65%	$8,308	68%
NAND Flash	1,359	35%	1,097	28%	1,325	32%	3,987	32%	3,309	27%
Other	135	4%	156	4%	144	3%	439	3%	514	4%
	$3,853		$3,982		$4,166		$12,592		$12,131
(1) Percentages are calculated based on amounts presented and therefore may produce results that do not total 100%.

Information regarding our MCP products, which combine both NAND Flash and DRAM components, is reported within NAND Flash.

DRAM

	Third Quarter 2015 Versus		First Nine Months 2015 Versus
	Second Quarter	Third Quarter	First Nine Months
	2015	2014	2014

	(percentage change from period indicated)
Net sales	(13)%	(14)%	(2)%
Average selling prices per gigabit	(10)%	(15)%	(8)%
Gigabits sold	(2)%	2%	6%
Cost per gigabit	(6)%	(13)%	(12)%

Gigabit sales of DRAM products for the third quarter of 2015 were relatively unchanged from the second quarter of 2015 and third quarter of 2014, reflecting relatively stable levels of gigabit production and inventories. DRAM gigabit production was impacted by a shift to a higher mix of mobile and DDR4 products, which have larger die sizes and therefore produce fewer bits per wafer. The increase in gigabit sales volumes of DRAM products for the first nine months of 2015 as compared to the first nine months of 2014 was primarily due to increases in gigabit production. Increases in gigabit production of DRAM products for the third quarter and first nine months of 2015 were constrained by our continued preparation of fabrication facilities for production of the next technology node.

In the first nine months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions.  Under the market conditions prevailing in the third quarter of 2015, costs of products purchased under the 2013 Supply Agreement were higher than they would have been under the pricing formula of the 2016 Supply Agreement. DRAM products acquired from Inotera accounted for 33% of our DRAM gigabit production for the third quarter of 2015 as compared to 35% for the second quarter of 2015 and 40% for the third quarter of 2014.

Our gross margin percentage on sales of DRAM products for the third quarter of 2015 declined from the second quarter of 2015 and third quarter of 2014 as decreases in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage on sales of DRAM products for the first nine months of 2015 increased from the first nine months of 2014 as manufacturing cost reductions outpaced declines in average selling prices.

NAND Flash

The following discussion regarding NAND Flash excludes NAND Flash products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost.

	Third Quarter 2015 Versus		First Nine Months 2015 Versus
	Second Quarter	Third Quarter	First Nine Months
	2015	2014	2014

Sales to trade customers:	(percentage change from period indicated)
Net sales	3%	28%	23%
Average selling prices per gigabit	6%	(15)%	(20)%
Gigabits sold	(2)%	50%	54%
Cost per gigabit	3%	(7)%	(12)%

Gigabit sales of NAND Flash products sold to trade customers for the third quarter of 2015 were relatively unchanged from the second quarter of 2015, reflecting relatively stable levels of gigabit production and inventories. The increase in NAND Flash gigabits sold to trade customers for the third quarter and first nine months of 2015 as compared to the corresponding periods of 2014 was primarily due to improved product and process technologies and the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash production. Increases in gigabit production of NAND Flash products for the third quarter and first nine months of 2015 as compared to the corresponding periods of 2014 were limited by a shift in product mix to higher levels of managed NAND Flash and MCP products, which have both higher average selling prices and costs per gigabit.

Our gross margin percentage on sales of trade NAND Flash products for the third quarter of 2015 increased from the second quarter of 2015 primarily due to a shift in product mix to a higher percentage of managed NAND Flash and MCP products. Our gross margin percentage on sales of trade NAND Flash products for the third quarter and first nine months of 2015 declined from the corresponding periods of 2014 as the declines in average selling prices outpaced manufacturing cost reductions.

Operating Expenses and Other

Selling, General and Administrative

SG&A expenses for the third quarter of 2015 decreased 10% as compared to the second quarter of 2015 primarily due to lower legal and payroll costs. We expect that SG&A expenses will approximate $175 million to $185 million for the fourth quarter of 2015.

SG&A expenses for the third quarter of 2015 decreased 3% as compared to third quarter of 2014 primarily due to lower legal costs, payroll costs, and amortization of intangible assets. SG&A expenses for the first nine months of 2015 increased 4% as compared to the first nine months of 2014 primarily due to an additional week in our first quarter of 2015 and higher legal costs.

Research and Development

R&D expenses for the third quarter of 2015 increased 7% from the second quarter of 2015 primarily due to a higher volume of development wafers processed. R&D expenses for the third quarter of 2015 increased 16% from the third quarter of 2014 primarily due to a higher volume of development wafers processed, an increase in depreciation expense due to R&D capital expenditures, and higher payroll costs partially offset by higher reimbursement under partnering arrangements. R&D expenses for the first nine months of 2015 increased 15% from the first nine month of 2014 primarily due to higher payroll costs, a higher volume of development wafers processed, an additional week in our first quarter of 2015, an increase in depreciation expense due to R&D capital expenditures, and higher subcontracted engineering and other professional service costs. Increases in R&D expenses for the third quarter and first nine months of 2015 as compared to the corresponding periods of 2014 were partly attributable to increased spending on controllers, firmware, and engineering to support system level products, including SSD, managed NAND Flash, and HMC products. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $395 million to $405 million for the fourth quarter of 2015.

As a result of amounts reimbursable from Intel under a joint development program for NAND Flash and certain emerging memory technologies, R&D expenses were reduced by $58 million for the third quarter of 2015, $46 million for the second quarter of 2015, and $36 million for the third quarter of 2014.

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

Interest Income (Expense)

Net interest expense for the third quarter of 2015, second quarter of 2015, and third quarter of 2014, included amortization of debt discount and other costs of $34 million, $33 million, and $36 million, respectively.

Income Taxes

Our effective tax rates were 19.7%, 6.1%, and 9.7% for the third quarter of 2015, second quarter of 2015, and third quarter of 2014, respectively. Our effective tax rates were 10.0% and 12.0% for the first nine months of 2015 and 2014, respectively. Included in the effective tax rate for the third quarter and first nine months of 2015 was $45 million to write down the value of MMJ's deferred tax assets as a result of changes in Japan tax laws that reduced the corporate tax rate for tax years beginning on or after April 1, 2015, and expanded the taxable base with higher limits on future net operating loss deductions. Our effective tax rates reflect the following:

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

Income taxes for the third quarter of 2015, second quarter of 2015, and third quarter of 2014 included $22 million, $33 million, and $49 million, respectively, of expenses related to the utilization of deferred tax assets by the MMJ Group. Income taxes for the third quarter of 2015 also included the $45 million write down of MMJ's deferred tax assets. The remaining tax provision for these periods primarily reflects taxes on our other non-U.S. operations. Income taxes on U.S. operations for 2015 and 2014 were substantially offset by changes in the valuation allowance.

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

The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2026, reduced our tax provision for the third quarter, second quarter, and first nine months of 2015 by $52 million (benefitting our diluted earnings per share by $0.04), $97 million ($0.08 per diluted share), and $289 million ($0.24 per diluted share), respectively. These arrangements reduced our tax provision for the third quarter and first nine months of 2014 by $88 million ($0.07 per diluted share) and $232 million ($0.19 per diluted share), respectively.

Equity in Net Income of Equity Method Investees

We recognize our share of earnings or losses from equity method investments, generally on a two-month lag.  Equity in net income of equity method investees, net of tax, included the following:

	Third Quarter		Second Quarter	Nine Months
	2015	2014	2015	2015	2014
Inotera	$67	$134	$206	$402	$349
Tera Probe	3	2	1	(3)	8
Other	(2)	(1)	1	1	(2)
	$68	$135	$208	$400	$355

Included in our share of earnings for the second quarter of 2015 was $65 million related to Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward. As a result of the release, Inotera's future net income is subject to tax provisions. Our equity in net income of Inotera also declined for the third quarter of 2015 as compared the second quarter of 2015 due to a decrease in Inotera's operating results as a result of declines in average selling prices.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting a discount from market prices for our comparable components under the 2013 Supply Agreement. In the second quarter of 2015, we executed the 2016 Supply Agreement, effective on January 1, 2016, which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us. In the first nine months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions.  Under the market conditions prevailing in the third quarter of 2015, costs of products purchased under the 2013 Supply Agreement were higher than they would have been under the pricing formula of the 2016 Supply Agreement.

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

Other non-operating income and expense included the following items:

•	losses from the restructure of debt of $18 million and $16 million for the third quarter of 2015 and third quarter of 2014, respectively; and

•	a loss of $33 million in the second quarter of 2014 in connection with an adjustment to the gain on MMJ Acquisition.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $4.18 billion in the first nine months of 2015 and $5.70 billion in 2014. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained $2.46 billion from debt and lease financing in the first nine months of 2015 and $2.21 billion in 2014. As of June 4, 2015, we had (1) revolving credit facilities available that provide for up to $861 million of additional financing based on eligible receivables and inventories; (2) a term loan agreement available to obtain financing collateralized by certain property, plant, and equipment in the amount of 6.9 billion New Taiwan dollars or an equivalent amount in U.S. dollars (approximately $225 million as of June 4, 2015), of which we drew $40 million on June 18, 2015; and (3) a commitment letter and progress payment agreement through our IMFT venture to obtain up to $275 million of financing to be collateralized by semiconductor production equipment. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities (including repurchases of convertible notes and equity), and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment, and R&D. We estimate that cash expenditures in 2015 for property, plant, and equipment will be approximately $3.6 billion to $4.0 billion. In addition, as a result of the MMJ acquisition and our announced plan for expansion in Singapore, we expect our future capital spending will be higher than our historical levels. Cash expenditures for property, plant, and equipment for the first nine months of 2015 were $2.26 billion. Total additions to property, plant, and equipment were $3.05 billion, which, in comparison to cash expenditures, reflects differences in timing of receipts and payments for equipment as well as non-cash additions such as equipment leases. As of June 4, 2015, we had commitments of approximately $1.83 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

In December 2014, we announced plans to add approximately 255,000 square feet of clean room space to our fabrication facility in Singapore.  This expansion would facilitate efficient implementation of 3D NAND Flash production at the Singapore facility and give us the flexibility to gradually add incremental capacity in response to market requirements.  The additional space would enable production of storage class and other memory technologies.  Construction of the additional space began in 2015 with initial manufacturing output likely in 2017.  Through the third quarter of 2015, we have spent $50 million for initial design and construction. At completion and subject to market conditions, we currently expect the total cost for this expansion to be approximately $4 billion incurred over a number of years.

Our Board of Directors has authorized the discretionary repurchase of up to $1.00 billion of our outstanding common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the second quarter of 2015, we repurchased 7 million shares for $192 million in the open market. As of June 4, 2015, $808 million remained available for future stock repurchases.

We expect that our cash and marketable investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

As of	June 4, 2015	August 28, 2014
Cash and equivalents and short-term investments:
Bank deposits	$1,727	$2,445
Money market funds	1,371	1,281
Commercial paper	581	107
Corporate bonds	567	154
Government securities	352	136
Certificates of deposit	257	410
Asset-backed securities	5	1
	$4,860	$4,534

Long-term marketable investments	$2,470	$819

As of June 4, 2015, $2.81 billion of our cash and equivalents and short-term investments was held by subsidiaries outside the U.S., of which $667 million was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and investments in the table above included an aggregate of $1.26 billion held by the MMJ Group as of June 4, 2015. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Moreover, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $238 million held by IMFT as of June 4, 2015. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of June 4, 2015, $2.68 billion of our cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Operating Activities

Net cash provided by operating activities was $4.18 billion for the first nine months of 2015.  Cash provided by operating activities was due primarily to net income generated by our operations, adjusted for certain non-cash items.

Investing Activities

Net cash used for investing activities was $4.72 billion for the first nine months of 2015, which consisted primarily of $2.42 billion of net outflows for investments in available-for-sale securities and cash expenditures of $2.26 billion for property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was $215 million for the first nine months of 2015, which included inflows of $2.00 billion in aggregate from the issuance of the 2023 Notes, 2024 Notes, and 2026 Notes, $291 million from the proceeds of sale-leaseback transactions, and $125 million from draws on our revolving credit facilities and outflows of $2.05 billion for repayments of debt (including $883 million for amounts in excess of principal of our converted and repurchased notes) and $192 million for the repurchase of 7 million shares of our common stock.

2015 Debt Activity

In the first nine months of 2015, we reduced the dilutive effects of our convertible notes through conversions and repurchases. As a result, we eliminated convertible notes that were convertible into approximately 32 million shares of our common stock. The following table summarized our restructure activities in the first nine months of 2015.

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	Loss(1)
Conversions and settlements	$(121)	$(369)	$(408)	$(15)	$(22)
Repurchases	(305)	(263)	(907)	(624)	(21)
Issuance	2,000	2,000	1,979	—	—
Early repayment of note	(121)	(120)	(122)	—	(5)
	$1,453	$1,248	$542	$(639)	$(48)

(1)	Included in other non-operating expense.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day periods ended on June 30, 2015 exceeded 130% of the conversion prices per share of our 2032 Notes and 2033 Notes, holders of those notes have the right to convert their notes at any time through September 30, 2015. For all of our convertible notes, we have either: (1) the requirement to pay cash for the principal amount and the option to pay either cash, shares of our common stock, or any combination thereof for any remaining conversion obligation, or (2) the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion.

The following table summarizes the potential settlements, as of June 4, 2015, that we could be required to make if all holders converted their 2032 Notes and 2033 Notes:

	Initial Conversion Price Per Share	Settlement Option for Principal Amount	Outstanding Principal	If Settled With Minimum Cash Required(1)		If Settled Entirely With Cash(2)
				Cash	Remainder in Shares	Cash
2032C Notes	$9.63	Cash and/or shares	$224	$—	23	$627
2032D Notes	9.98	Cash and/or shares	177	—	18	479
2033E Notes	10.93	Cash	293	293	16	723
2033F Notes	10.93	Cash	300	300	16	741
			$994	$593	73	$2,570

(1)	We are required to settle the principal amount of the 2033 Notes in cash. The remaining conversion obligation if paid in shares is based on our closing share price of $26.99 as of June 4, 2015.

(2)	Based on our closing share price of $26.99 as of June 4, 2015. Assumes we elect cash settlement for the entire obligation.

Contractual Obligations

		Payments Due by Period
As of June 4, 2015	Total	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter
Notes payable(1)(2)	$9,611	$157	$571	$534	$804	$756	$6,789
Capital lease obligations(2)	925	83	346	170	129	90	107
Operating leases(3)(4)	622	6	198	265	96	15	42
Total	$11,158	$246	$1,115	$969	$1,029	$861	$6,938

(1)
Amounts include notes, convertible notes, and MMJ creditor installment payments. Any future redemptions, repurchases, or conversions of convertible debt could impact the amount and timing of our cash payments.

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

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards" note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates, and as a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of June 4, 2015 and August 28, 2014, a hypothetical decrease in market interest rates of 1% would increase the fair value of our notes by approximately $354 million and $250 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of June 4, 2015 and August 28, 2014, we held investments in debt securities of $4.26 billion and $1.65 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $12 million as of June 4, 2015 and $6 million as of August 28, 2014.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Part II. Other Information – Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our consolidated subsidiaries is the U.S. dollar. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the British pound, the euro, the shekel, the Singapore dollar, the New Taiwan dollar, the yen, and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We utilize currency forward and option contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $4 million as of June 4, 2015 and $7 million as of August 28, 2014. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

As of June 4, 2015, under the terms and conditions of their plans of reorganization, the MMJ Companies are obligated to pay 122 billion yen (or the equivalent of $980 million based on exchange rates as of June 4, 2015) to their external creditors. The installment payments are due at the end of each calendar year from 2015 through 2019. For the MMJ Creditor Installment payment due in 2016, we entered into a forward contract to purchase 10 billion yen on November 27, 2015. In addition, the MMJ Companies' yen-denominated cash and equivalents and other asset balances mitigate the foreign currency exchange risk associated with the remaining installment payments.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

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

For a discussion of legal proceedings, see "Part 1. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors."

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations, or financial condition could be materially adversely affected. For the first nine months of 2015, average selling prices per gigabit for our DRAM and Trade NAND Flash products declined 8% and 20%, respectively, compared to the first nine months of 2014. We have experienced significant decreases in our average selling prices per gigabit in previous years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

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

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of June 4, 2015, we had debt with a carrying value of $7.55 billion. In addition, the conversion value in excess of principal amount for our convertible notes outstanding as of June 4, 2015 was $1.58 billion. In the first nine months of 2015, we paid $907 million to repurchase convertible notes with a principal amount of $305 million. In the first quarter of 2015, we paid $389 million to settle conversion obligations initiated in the fourth quarter of 2014 for convertible notes with a principal amount of $114 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of June 4, 2015, we had (1) revolving credit facilities available that provide for up to $861 million of additional financing; (2) a term loan agreement available to obtain financing collateralized by certain property, plant, and equipment in the amount of 6.9 billion New Taiwan dollars or an equivalent amount in U.S. dollars (approximately $225 million as of June 4, 2015), of which we drew $40 million on June 18, 2015; and (3) a commitment letter and progress payment agreement through our IMFT venture to obtain up to $275 million of financing to be collateralized by semiconductor production equipment. The availability of these revolving and other facilities is subject to certain conditions, including outstanding balances of trade receivables, inventories, collateralization of certain property, plant, and equipment, and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy these applicable drawdown conditions and utilize these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing and capital market debt issuances.

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that cash expenditures in 2015 for property, plant, and equipment will be approximately $3.6 billion to $4.0 billion. Cash expenditures for property, plant, and equipment for the first nine months of 2015 were $2.26 billion. In addition, as a result of the MMJ acquisition and our announced plan for expansion in Singapore, we expect our future capital spending will be higher than our historical levels. As of June 4, 2015, we had cash and marketable investments of $7.33 billion, which included $1.26 billion held by the MMJ Group and $238 million held by IMFT, none of which is generally available to finance our other operations.

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

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business, results of operations, or financial conditions.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against MTI and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of June 4, 2015, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against MTI for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. A hearing on the matter was held on July 9, 2015 during which an additional hearing was scheduled for September 29, 2015.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of June 4, 2015, the Inotera Shares had a carrying value for purposes of our financial reporting of $703 million and a market value of $1.25 billion.

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, and China. Additionally, our control over operations at IMFT, Inotera, MP Mask, and Tera Probe is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could materially adversely affect our business, results of operations, or financial condition.

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

Our Inotera Supply Agreement involves numerous risks.

Since January 2013, we have purchased all of Inotera's DRAM output at a price reflecting a discount from market prices for our comparable components under a supply agreement (the "2013 Supply Agreement"). In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the 2013 Supply Agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. Our Inotera supply agreements involve numerous risks including the following:

•	higher costs for supply obtained under the Inotera supply agreements as compared to our wholly-owned facilities;

•	difficulties and delays in ramping production at Inotera;

•	difficulties in transferring technology to Inotera; and

•	difficulties in coming to an agreement with Nanya regarding major corporate decisions, such as capital expenditures or capital structure.

In the first nine months of 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the 2013 Supply Agreement and strong market conditions. For the third quarter of 2015, we purchased $533 million of DRAM products from Inotera and our supply from Inotera accounted for 33% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

Across our global operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the British pound, the euro, the Shekel, the Singapore dollar, the New Taiwan dollar, the yen, and the yuan. We recorded net losses from changes in currency exchange rates of $26 million for the first nine months of 2015, $28 million for 2014, and $229 million for 2013. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $4 million as of June 4, 2015. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures in the British pound, euro, shekel, Singapore dollar, New Taiwan dollar, the yen, or the yuan, our results of operations or financial condition may be adversely affected.

We may make future acquisitions and/or alliances, which involve numerous risks.

Acquisitions and the formation or operation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	integrating the operations, technologies, and products of acquired or newly formed entities into our operations;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increased debt levels;

•	the assumption of unknown or underestimated liabilities;

•	the use of cash to finance a transaction, which may reduce the availability of cash to fund working capital, capital expenditures, research and development expenditures, and other business activities;

•	diverting management's attention from daily operations;

•	managing larger or more complex operations and facilities and employees in separate and diverse geographic areas;

•	hiring and retaining key employees;

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

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

Sales to customers outside the United States approximated 84% of our consolidated net sales for the third quarter of 2015. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Taiwan, Singapore, and Japan. Our international sales and operations are subject to a variety of risks, including:

•	export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act, export and import laws, and similar rules and regulations;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards, and other laws in a variety of jurisdictions;

•	contractual and regulatory limitations on our ability to maintain flexibility with our staffing levels;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2015, our Board of Directors authorized the repurchase of up to $1.00 billion of our common stock. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination that it is the best use of available cash. No shares were repurchased under this authorization in the third quarter of 2015 and as of June 4, 2015, the approximate dollar value of shares (or units) that may be repurchased in the future under this authorization was $808 million.

In our consolidated financial statements, we also treat shares of common stock withheld as payment of withholding taxes or exercise prices in connection with the vesting or exercise of equity awards as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (1)
4.1	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee. (2)
4.2	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee. (2)
4.3	Form of Note (included in Exhibit 4.1). (2)
4.4	Form of Note (included in Exhibit 4.2). (2)
10.1
Purchase Agreement, dated as of April 27, 2015, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Current Report on Form 8-K dated January 26, 2015.

(2)	Incorporated by reference to Current Report on Form 8-K dated April 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	July 10, 2015	/s/ Ernest E. Maddock
Ernest E. Maddock Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)