Form 10-K
period 2015-09-03
MICRON TECHNOLOGY INC
filed 2015-10-27
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 5, 2015, as reported by the NASDAQ Global Select Market, was approximately $27.7 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock as of October 21, 2015, was 1,085,753,663.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Fiscal 2015 Annual Meeting of Shareholders to be held on January 28, 2016, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Definitions of Commonly Used Terms
As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2014 Notes	1.875% Convertible Notes due 2014	LPDRAM	Mobile Low-Power DRAM
2022 Notes	5.875% Senior Notes due 2022	MAI	Micron Akita, Inc.
2023 Notes	5.250% Senior Notes due 2023	MCP	Multi-Chip Package
2024 Notes	5.250% Senior Notes due 2024	Micron	Micron Technology, Inc. (Parent Company)
2025 Notes	5.500% Senior Notes due 2025	MIT	Micron Technology, Italia, S.r.l.
2026 Notes	5.625% Senior Notes due 2026	MLC	Multi-Level Cell
2027 Notes	1.875% Convertible Notes due 2027	MMJ	Micron Memory Japan, Inc.
2031 Notes	2031A and 2031B Notes	MMJ Companies	MAI and MMJ
2031A Notes	1.500% Convertible Senior Notes due 2031	MMJ Group	MMJ and its subsidiaries
2031B Notes	1.875% Convertible Senior Notes due 2031	MMT	Micron Memory Taiwan Co., Ltd.
2032 Notes	2032C and 2032D Notes	MP Mask	MP Mask Technology Center, LLC
2032C Notes	2.375% Convertible Senior Notes due 2032	OEM	Original Equipment Manufacturer
2032D Notes	3.125% Convertible Senior Notes due 2032	Photronics	Photronics, Inc.
2033 Notes	2033E and 2033F Notes	PSRAM	Pseudo-static DRAM
2033E Notes	1.625% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
2033F Notes	2.125% Convertible Senior Notes due 2033	R&D	Research and Development
2043G Notes	3.00% Convertible Senior Notes due 2043	Rexchip	Rexchip Electronics Corporation
Aptina	Aptina Imaging Corporation	RLDRAM	Reduced Latency DRAM
Elpida	Elpida Memory, Inc.	SEC	Securities and Exchange Commission
Gb	Gigabit	SG&A	Selling, General and Administration
HMC	Hybrid Memory Cube	SLC	Single-Level Cell
HP	Hewlett-Packard Company	SSD	Solid-State Drive
IMFT	IM Flash Technologies, LLC	ST	STMicroelectronics S.r.l.
Inotera	Inotera Memories, Inc.	Tera Probe	Tera Probe, Inc.
Intel	Intel Corporation	TLC	Triple-Level Cell
Japan Court	Tokyo District Court	VIE	Variable Interest Entity

PART I

ITEM 1. BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in "Products" regarding increased sales of DDR4 products, growth in demand for NAND Flash products and SSDs, and production of 3D NAND Flash and 3D XPoint™ memory, and in "Manufacturing" regarding the transition to smaller line-width process technologies and 3D NAND Flash. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." All period references are to our fiscal periods unless otherwise indicated.

Corporate Information

Micron, a Delaware corporation, was incorporated in 1978.  Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000.  Information about us is available on the internet at www.micron.com.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Materials filed or furnished by us with the SEC are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling (800) SEC-0330.  Also available on our website are our:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter, and Code of Business Conduct and Ethics.  Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. We market our products through our internal sales force, independent sales representatives, and distributors primarily to OEMs and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies, and generating a return on R&D investments.

We obtain products for sale to our customers from our wholly-owned manufacturing facilities and our joint ventures. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements.

We make significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and through our joint ventures. These investments enable our production of semiconductor products with increasing functionality and performance at lower costs. We generally reduce the manufacturing cost of each generation of product through advancements in product and process technologies, such as our leading-edge line-width process technology. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. To leverage our significant investments in R&D, we have formed, and may continue to form, strategic joint ventures that allow us to share the costs of developing memory product and process technologies with joint venture partners. In addition, from time to time, we also sell and/or license technology to other parties. We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

On July 31, 2013, we completed the acquisition of Elpida, now known as MMJ, and a controlling interest in Rexchip, now known as MMT (together, the "MMJ Acquisition"). The MMJ Acquisition included a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan, a 300mm DRAM wafer fabrication facility in Taichung City, Taiwan, and an assembly and test facility located in Akita, Japan. These wafer fabrication facilities together represented approximately 30% of our total wafer capacity for 2015. The operations from the MMJ Acquisition, which are included primarily in our MBU and CNBU segments, include the manufacture of mobile DRAM targeted to mobile phones and tablets and computing DRAM targeted to desktop PCs, servers, notebooks, and workstations. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Micron Memory Japan, Inc.")

Business Segments

We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes memory products sold into compute, networking, graphics, and cloud server markets.
Mobile Business Unit ("MBU"): Includes memory products sold into smartphone, tablet, and other mobile-device markets.
Storage Business Unit ("SBU"): Includes memory products sold into enterprise, client, cloud, and removable storage markets. SBU also includes products sold to Intel through our IMFT joint venture.
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

For more information regarding our segments, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Information."

Products

DRAM

DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval with a variety of performance, pricing, and other characteristics. Sales of DRAM products were 64%, 68%, and 48% of our total net sales in 2015, 2014, and 2013, respectively. DRAM products are sold by CNBU, MBU, and EBU.

DDR3 DRAM is a standardized, high-density, high-volume, DRAM product, which offers high speed and high bandwidth at a relatively low cost. DDR3 products are primarily targeted at computers, servers, networking devices, communications equipment, consumer electronics, automotive, and industrial applications. In 2015, we offered DDR3 products in 1Gb, 2Gb, 4Gb, and 8Gb densities. We also offered next generation DDR4 DRAM products in 4Gb and 8Gb densities in 2015 and we expect sales of these products to increase significantly in 2016 as they replace DDR3 DRAM products in many applications. Sales of DDR3 and DDR4 DRAM products were 38%, 40%, and 31% of our total net sales in 2015, 2014, and 2013, respectively.

LPDRAM products offer lower power consumption relative to other DRAM products and are used primarily in mobile phones, tablets, embedded applications, ultra-thin laptop computers, and other mobile consumer devices that require low power consumption. We offer DDR4, DDR3, DDR2, and DDR versions of LPDRAM. Sales of LPDRAM products were 18%, 20%, and 6% of our total net sales in 2015, 2014, and 2013, respectively.

We also offer other DRAM products targeted to specialty markets including DDR2 DRAM, DDR DRAM, GDDR5 DRAM, SDRAM, RLDRAM, and PSRAM. These products are used primarily in networking devices, servers, consumer electronics, communications equipment, computer peripherals, automotive and industrial applications, and computer memory upgrades. We offer HMC products, which are semiconductor memory devices where vertical stacks of DRAM die that are connected using through-silicon-via interconnects are placed above a small, high-speed logic layer. HMC enables ultra-high system performance and is targeted primarily at networking and high performance computing applications.

Non-Volatile Memory

Non-Volatile Memory includes NAND Flash and 3D XPoint™ memory. Through 2015, substantially all of our Non-Volatile Memory sales were from NAND Flash products. NAND Flash products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off. NAND Flash sales were 33%, 27%, and 40% of our total net sales in 2015, 2014, and 2013, respectively. NAND Flash is ideal for mass-storage devices due to its fast erase and write times, high density, and low cost per bit relative to other solid-state memories. Embedded NAND Flash-based storage devices are utilized in mobile phones, SSDs, tablets, computers, industrial and automotive applications, networking, and other personal and consumer applications. Removable storage devices, such as USB and Flash memory cards, are used with applications such as PCs, digital still cameras, and mobile phones. The market for NAND Flash products has grown rapidly and we expect it to continue to grow due to increased demand for these and other embedded and removable storage devices. NAND Flash products are sold by SBU, EBU, MBU, and CNBU.

Our NAND Flash products feature a small cell structure that enables higher densities for demanding applications. We offer high-speed SLC, MLC, and TLC NAND Flash products that are compatible with advanced interfaces. MLC and TLC products have two and three times, respectively, the bit density of SLC products. In 2015, we offered SLC NAND Flash products in 1Gb to 64Gb densities; 2-bit-per-cell MLC NAND Flash products in 8Gb to 128Gb densities; and 3-bit-per-cell TLC NAND Flash in 128Gb density. In 2015, we began sampling products featuring our new 3D NAND Flash technology, which stacks layers of data storage cells vertically to create storage devices with three times higher capacity than competing NAND Flash technologies. This enables more storage in a smaller space, bringing significant cost savings, low power usage and high performance to a range of mobile consumer devices as well as the most demanding enterprise deployments. We expect to be in production of a 256Gb MLC version and 384Gb TLC version of 3D NAND Flash products by the end of calendar year 2015.

We offer client and enterprise SSDs which feature higher performance, reduced-power consumption, and enhanced reliability as compared to typical hard disk drives. Our client SSDs are targeted at notebooks, desktops, workstations, and other consumer applications. Using our NAND Flash process technology and a leading-edge SATA 6 Gb per second interface, our SSDs deliver read and write speeds that help improve boot and application load times and deliver higher performance than hard disk drives. Our client SSDs feature industry-leading encryption for corporate users and are offered in a 2.5-inch, M.2., and mSATA modules, with densities up to 1 terabyte. Our enterprise SSDs are targeted at server and storage applications and incorporate our Extended Performance and Enhanced Reliability Technology ("XPERT") architecture, which closely incorporates the storage and controller through highly optimized firmware algorithms and hardware enhancements. The end result is a set of market-focused enterprise features that deliver ultra-low latencies, improved data transfer time, power-loss protection, and cost-effectiveness, along with higher capacities and power efficiency. We offer enterprise SSDs with both PCIe and SATA interfaces and capacities up to 1.4 terabytes. We expect that demand for both client and enterprise SSDs will continue to increase significantly over the next several years.

We also offer managed MCP products, which incorporate our NAND Flash. These managed NAND Flash products include e-MMC, e-MCP, and embedded USB. Our e-MMC products combine NAND Flash with a logic controller that performs media management and Error Code Correction ("ECC"), which provides reduced ECC complexity, better system performance, improved reliability, easy integration, and lower overall system costs. Our e-MCP products combine e-MMC with LPDRAM on the same substrate, which improves overall functionality and performance while simplifying system design.

Through our Lexar® brand, we sell high-performance digital media products and other flash-based storage products through retail and OEM channels. Our digital media products include a variety of flash memory cards and JumpDrive® products with a range of speeds, capacities, and value-added features. We offer flash memory cards in a variety of speeds and capacities and in all major media formats, including CompactFlash®, Memory Stick®, and Secure Digital ("SD") formats. CompactFlash and Memory Stick products sold by us incorporate our patented controller technology. Other products, including SD memory cards and some JumpDrive products, incorporate third party controllers. We also manufacture products that are sold under other brand names and resell flash memory products that are purchased from other NAND Flash suppliers.

In the fourth quarter of 2015, we introduced 3D XPoint technology, a new category of non-volatile memory. 3D XPoint memory's innovative, transistor-less, cross point architecture creates a three-dimensional checkerboard where memory cells sit at the intersection of word lines and bit lines, allowing the cells to be addressed individually. As a result, data can be written and read in small sizes, leading to fast and efficient read/write processes. We plan to produce commercial volumes of 3D XPoint memory products in 2016.

Other

Other products included primarily NOR Flash, which are electrically re-writeable, semiconductor memory devices that offer fast read times which are used in wireless and embedded applications.

Partnering Arrangements

The following is a summary of our partnering arrangements as of September 3, 2015:

Entity		Member or Partner	Micron Ownership Interest	Formed/ Acquired	Product Market
Consolidated entities:
IMFT	(1)	Intel Corporation	51%	2006	Non-Volatile
MP Mask	(2)	Photronics, Inc.	50%	2006	Photomasks

Equity method investments:
Inotera	(3)	Nanya Technology Corporation	33%	2009	DRAM
Tera Probe	(4)	Various	40%	2013	Wafer Probe

(1)
IMFT: We partner with Intel for the design, development, and manufacture of NAND Flash and 3D XPoint memory products.  In connection therewith, we formed the IMFT joint venture with Intel to manufacture NAND Flash and 3D XPoint memory products for the exclusive use of the members.  The members share the output of IMFT generally in proportion to their investment.  We sell a portion of our products to Intel through IMFT at long-term negotiated prices approximating cost.  We generally share with Intel the costs of product design and process development activities for NAND Flash memory and 3D XPoint memory.  The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Commencing in January 2015, Intel can put to us, and commencing in January 2018, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at that time. If Intel elects to sell to us, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

(2)
MP Mask: We produce photomasks for leading-edge and advanced next-generation semiconductors through MP Mask, a joint venture with Photronics.  On March 24, 2015, we notified Photronics of our election to terminate MP Mask effective in May 2016. Upon termination, we have the right to acquire Photronics' interest in MP Mask for an amount equal to the noncontrolling interest balance. Since its inception, we and Photronics have each owned approximately 50% of MP Mask.  We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – MP Mask.")

(3)
Inotera: We partner with Nanya for the manufacture of DRAM products by Inotera, a Taiwan DRAM memory company.  Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting discounts from market prices for our comparable components under a supply agreement. In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the current agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera.")

(4)	Tera Probe: We have an approximate 40% ownership interest in Tera Probe, an entity that provides semiconductor wafer testing and probe services to us and others.

Manufacturing

Our manufacturing facilities are located in the United States, China, Japan, Malaysia, Singapore, and Taiwan. Our Inotera joint venture has a wafer fabrication facility in Taiwan. Nearly all of our products are manufactured on 300mm wafers in facilities that generally operate 24 hours per day, 7 days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. A significant portion of our semiconductor equipment is replaced every three to five years with increasingly advanced equipment. DRAM, NAND Flash, and NOR Flash products share a number of common manufacturing processes, enabling us to leverage our product and process technologies and manufacturing infrastructure across these product lines. In 2015, we began construction of a significant expansion of our wafer fabrication facilities in Singapore for production of NAND Flash memory.

Our process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, number of mask layers, number of fabrication steps, and number of good die produced on each wafer. Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type, and cleanliness of the manufacturing environment. We continuously enhance our production processes, reducing die sizes, and transitioning to higher density products. In 2015, the majority of our DRAM production was manufactured on our 25nm line-width process technologies. We expect that by the second half of 2016 the majority of our DRAM production will be manufactured on our 20nm line-width process technology. In 2015, a majority of our NAND Flash production was manufactured on our 20nm and 16nm line-width process technology. We began production of 3D NAND Flash products in 2015 and expect that in 2016 the majority of our NAND Flash production will be manufactured using 16nm line-width process technology or 3D NAND technology.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield and quality-limiting contaminants. Despite stringent manufacturing controls, individual circuits may be nonfunctional or wafers may need to be scrapped due to equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects, and dust particles. Success of our manufacturing operations depends largely on minimizing defects to maximize yield of high-quality circuits. In this regard, we employ rigorous quality controls throughout the manufacturing, screening, and testing processes. We are able to recover certain devices by testing and grading them to their highest level of functionality.

We test our products at various stages in the manufacturing process, perform high temperature burn-in on finished products, and conduct numerous quality control inspections throughout the entire production flow. In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of semiconductor memory die during the burn-in process, capturing quality and reliability data, and reducing testing time and cost.

We sell semiconductor products in both packaged and unpackaged (i.e. "bare die") forms. Our packaged products include memory modules, SSDs, MCPs, managed NAND, memory cards, USB devices, and HMCs. We assemble many products in-house and, in some cases, outsource assembly services where we can reduce costs and minimize our capital investment. We contract with independent foundries and assembly and testing companies to manufacture NAND Flash media products such as memory cards and USB devices.

In recent years, we have produced an increasingly broad portfolio of products, which enhances our ability to allocate resources to our most profitable products but also increases the complexity of our manufacturing operations. Although our product lines generally use similar manufacturing processes, our overall cost efficiency can be affected by frequent conversions to new products, the allocation of manufacturing capacity to more complex, smaller-volume parts, and the reallocation of manufacturing capacity across various product lines.

Availability of Raw Materials

Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. In some cases, materials are provided by a single supplier. Various factors could reduce the availability and increase the cost of raw materials such as silicon wafers, photomasks, chemicals, gases, photoresist, lead frames, and molding compound. Shortages may occur from time to time in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is disrupted or our lead times extended, our business, results of operations, or financial condition could be materially adversely affected.

Marketing and Customers

Our products are sold into compute and graphics, mobile, SSD and other storage, automotive, industrial, medical, and other embedded and server markets. Market concentrations from 2015 net sales were approximately as follows: 25% for compute and graphics (including desktop PCs, notebooks, and workstations); 25% for mobile; 20% for SSD and other storage; 15% for server; and 10% for automotive, industrial, medical, and other embedded. Sales to Kingston, primarily DRAM, were 11% of our net sales in 2015 and 10% of our net sales in 2014. Sales to Intel, primarily NAND Flash products through IMFT were 8% of our net sales in 2015, 8% of our net sales in 2014, and 10% of our net sales in 2013. Sales to HP, primarily DRAM, were 7% of our net sales in 2015, 9% of our net sales in 2014, and 10% of our net sales in 2013.

Our semiconductor memory products are offered under the Micron®, Lexar, Crucial®, SpecTek®, and Elpida® brand names and private labels. We market our semiconductor memory products primarily through our own direct sales force and maintain sales or representative offices in our primary markets around the world. We sell Lexar-branded NAND Flash memory products primarily through retail channels and our Crucial-branded products through a web-based customer direct sales channel as well as through channel and distribution partners. Our products are also offered through independent sales representatives and distributors. Independent sales representatives obtain orders subject to final acceptance by us and are compensated on a commission basis. We make shipments against these orders directly to the customer. Distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors' products. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products. Many of our customers require a thorough review or qualification of semiconductor products, which may take several months.

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

Competition

We face intense competition in the semiconductor memory market from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology, and capitalize on growth opportunities. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs resulting in significantly increased worldwide supply and downward pressure on prices. Many of our high-volume memory products are manufactured to industry standard specifications and as such have similar performance characteristics to those of our competitors. For these high-volume memory products, the principal competitive factors are generally price and performance characteristics including: operating speed, power consumption, reliability, compatibility, size, and form factors. For our other memory products, the aforementioned performance characteristics generally take precedence over pricing.

Research and Development

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies, as well as new, fundamentally different memory structures, materials, and packages, which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM and LPDRAM products as well as high density and mobile NAND Flash memory (including 3D NAND and MLC and TLC technologies), 3D XPoint memory, NOR Flash memory, specialty memory, SSDs, HMCs, and other memory technologies and systems.

Our R&D expenses were $1.54 billion, $1.37 billion, and $931 million in 2015, 2014, and 2013, respectively. We generally share with Intel the costs of product design and process development activities for NAND Flash memory and 3D XPoint memory. Our R&D expenses reflect net reductions of $231 million, $162 million, and $176 million in 2015, 2014, and 2013, respectively, as a result of reimbursements under our Intel and other cost-sharing arrangements.

To compete in the semiconductor memory industry, we must continue to develop technologically advanced products and processes. We believe that expansion of our semiconductor product offerings is necessary to meet expected market demand for specific memory solutions. Our process, design, and package development efforts occur at multiple locations across the world, with our largest R&D center located in Boise, Idaho, and other significant R&D centers in Japan, China, and other sites in the U.S. In addition, we develop photolithography mask technology at our MP Mask joint venture facility in Boise.

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

Geographic Information

Sales to customers outside the United States totaled $13.63 billion for 2015 and included sales of $6.66 billion in China, $2.24 billion in Taiwan, $1.25 billion in Europe, $1.03 billion in Japan, and $2.04 billion in the rest of the Asia Pacific region (excluding China, Japan, and Taiwan).  Sales to customers outside the United States totaled $13.81 billion for 2014 and $7.56 billion for 2013.  As of September 3, 2015, we had net property, plant, and equipment of $3.64 billion in the United States, $3.24 billion in Singapore, $2.17 billion in Japan, $1.07 billion in Taiwan, $331 million in China, and $96 million in other countries.  (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information" and "Item 1A. Risk Factors.")

Patents and Licenses

In recent years, we have been recognized as a leader in per capita and quality of patents issued.  As of September 3, 2015, we owned approximately 16,800 U.S. patents and 4,200 foreign patents.  In addition, we have thousands of U.S. and foreign patent applications pending.  Our patents have various terms expiring through 2034.

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

Employees

As of September 3, 2015, we had approximately 31,800 employees.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions, and solid wastes from our manufacturing processes.  In 2015, our wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, we must meet annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping, and management review.  While we have not experienced any material adverse effects to our operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of our operations, or other compliance actions.

Directors and Executive Officers of the Registrant

Our executive officers are appointed annually by the Board of Directors and our directors are elected annually by our shareholders. Any directors appointed by the Board of Directors to fill vacancies on the Board serve until the next election by the shareholders. All officers and directors serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

As of September 3, 2015, the following executive officers and directors were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	51	President
April S. Arnzen	44	Vice President, Human Resources
Scott J. DeBoer	49	Vice President, Research & Development
D. Mark Durcan	54	Director and Chief Executive Officer
Ernest E. Maddock	57	Chief Financial Officer and Vice President, Finance
Joel L. Poppen	51	Vice President, Legal Affairs, General Counsel, and Corporate Secretary
Brian M. Shirley	46	Vice President, Memory Technology and Solutions
Steven L. Thorsen, Jr.	50	Vice President, Worldwide Sales
Robert L. Bailey	58	Director
Richard M. Beyer	66	Director
Patrick J. Byrne	54	Director
D. Warren A. East	53	Director
Mercedes Johnson	61	Director
Lawrence N. Mondry	55	Director
Robert E. Switz	68	Chairman

Mark W. Adams joined us in June 2006 and served as our Vice President of Digital Media and Vice President of Worldwide Sales before being appointed our President in February 2012. Mr. Adams also served as our interim Chief Financial Officer from March 2015 through May 2015. From January 2006, until he joined us, Mr. Adams was the Chief Operating Officer of Lexar Media, Inc. Mr. Adams served as the Vice President of Sales and Marketing for Creative Labs, Inc. from December 2002 to January 2006. From March 2000 to September 2002, Mr. Adams was the Chief Executive Officer of Coresma, Inc. Mr. Adams currently serves as a member of the Board of Directors for Cadence Design Systems, Inc. Mr. Adams holds a BA in Economics from Boston College and an MBA from Harvard Business School.

April S. Arnzen joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was appointed our Vice President, Human Resources in January 2015. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho.

Scott J. DeBoer joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer became an officer in May 2007 and, in January 2013, he was appointed our Vice President, Research & Development. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

D. Mark Durcan joined us in June 1984 and has served in various positions since that time.  Mr. Durcan was appointed our Chief Operating Officer in February 2006, President in June 2007, and Director and Chief Executive Officer in February 2012. Mr. Durcan has been an officer since 1996.  Mr. Durcan is a member of the Board of Directors of AmerisourceBergen Corporation and Freescale Semiconductor, Inc. Mr. Durcan holds a BS and MChE in Chemical Engineering from Rice University.

Ernest E. Maddock joined us in June 2015 as our Chief Financial Officer and Vice President, Finance. From April 2013 until he joined us, Mr. Maddock served as Executive Vice President and Chief Financial Officer of Riverbed Technology. From October 2008 to April 2013, Mr. Maddock served as Executive Vice President and Chief Financial Officer of Lam Research Corporation after serving as Lam's Vice President of Global Operations from October 2003 to September 2008. Mr. Maddock currently serves as a member of the Board of Directors for Intersil Corporation. Mr. Maddock holds a BS in Industrial Management from the Georgia Institute of Technology and an MBA from Georgia State University.

Joel L. Poppen joined us in October 1995 and has held various leadership positions since that time.  He was appointed to his current position in December 2013. Mr. Poppen holds a BS in Electrical Engineering from the University of Illinois and a JD from the Duke University School of Law.

Brian M. Shirley joined us in August 1992 and has served in various leadership positions since that time.  Mr. Shirley became Vice President of Memory in February 2006, Vice President of DRAM Solutions in June 2010 and has served as Vice President, Memory Technology and Solutions since April 2014.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Steven L. Thorsen, Jr. joined us in September 1988 and has served in various leadership positions since that time including Vice President and Chief Procurement Officer. Mr. Thorsen became Vice President, Worldwide Sales in April 2012. Mr. Thorsen holds a BA in Business Administration from Washington State University.

Robert L. Bailey was the Chairman of the Board of Directors of PMC-Sierra, Inc. from 2005 until May 2011 and also served as PMC's Chairman from February 2000 until February 2003.  Mr. Bailey served as a director of PMC from October 1996 to May 2011.  He also served as the Chief Executive Officer of PMC from July 1997 until May 2008.  PMC is a leading provider of broadband communication and semiconductor storage solutions for the next-generation Internet.  Mr. Bailey holds a BS in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.  Mr. Bailey has served on our Board of Directors since 2007.

Richard M. Beyer was Chairman and CEO of Freescale Semiconductor, Inc. from 2008 through June 2012 and served as a director with Freescale until April 2013. Prior to Freescale, Mr. Beyer was President, Chief Executive Officer and a Director of Intersil Corporation from 2002 to 2008. He has also previously served in executive management roles at FVC.com, VLSI Technology, and National Semiconductor Corporation. He currently serves on the Board of Directors of Dialog Semiconductor and Analog Devices, Inc. Mr. Beyer served three years as an officer in the United States Marine Corps. He holds a BA and an MA in Russian from Georgetown University and an MBA in Marketing and International Business from Columbia University Graduate School of Business. Mr. Beyer has served on our Board of Directors since 2013.

Patrick J. Byrne has served as the President of Tektronix, a subsidiary of Danaher Corporation, since July 2014. Mr. Byrne was Vice President of Strategy and Business Development and Chief Technical Officer of Danaher from November 2012 to July 2014. Danaher designs, manufactures, and markets innovative products and services to professional, medical, industrial, and commercial customers. Prior to that, Mr. Byrne served as Director, President and Chief Executive Officer of Intermec, Inc. from 2007 to May 2012. Mr. Byrne was with Agilent Technologies, Inc. from 1999 to 2007 and served in various management positions. Mr. Byrne holds a BS in Electrical Engineering from the University of California, Berkeley, and an MS in Electrical Engineering from Stanford University.  Mr. Byrne has served on our Board of Directors since 2011.

D. Warren A. East has served as CEO of Rolls-Royce Holdings plc since July 2015. Mr. East was the CEO of ARM Holdings PLC from October 2001 to July 2013. He originally joined ARM in 1994, and served in various roles prior to being appointed CEO. He currently serves on the Board of Directors of Rolls-Royce plc. Mr. East is a chartered engineer, Distinguished Fellow of the British Computer Society, Fellow of the Institution of Engineering and Technology, Fellow of the Royal Academy of Engineering, and a Companion of the Chartered Management Institute. Mr. East holds a BA BSc(Eng) and an MBA MEng in Engineering Science from Oxford University and an MBA and honorary doctorate from Cranfield University. Mr. East has served on our Board of Directors since 2013.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a supplier of analog interface components for communications, industrial and consumer applications, from December 2005 to August 2008.  She also served as the Senior Vice President, Finance, of Lam Research Corporation from June 2004 to January 2005 and as Lam's Chief Financial Officer from May 1997 to May 2004.  Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation, Juniper Networks, Inc., and Teradyne, Inc.  Ms. Johnson is the Chairman of the Board's Audit Committee and has served on our Board of Directors since 2005.

Lawrence N. Mondry was the Chief Executive Officer of Apollo Brands, a consumer products portfolio company, from February 2014 to February 2015. Mr. Mondry was the Chief Executive Officer of Flexi Compras Corporation, a rent-to-own retailer, from June 2013 to February 2014. Mr. Mondry was the President and Chief Executive Officer of CSK Auto Corporation, a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry holds a BA degree from Boston University.  Mr. Mondry is the Chairman of the Board's Compensation Committee and Governance Committee and has served on our Board of Directors since 2005.

Robert E. Switz was the Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., a supplier of network infrastructure products and services from August 2003 until December 2010, when Tyco Electronics Ltd. acquired ADC.  Mr. Switz joined ADC in 1994 and throughout his career there held numerous leadership positions.  Mr. Switz holds an MBA from the University of Bridgeport and a BS in Business Administration from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for Broadcom Corporation, GT Advanced Technologies, and Gigamon Inc.  Mr. Switz was appointed Chairman of the Board in 2012 and has served on our Board of Directors since 2006.

There are no family relationships between any of our directors or executive officers.

Additional Information

Micron, Lexar, Crucial, SpecTek, Elpida, JumpDrive, any associated logos, and all other Micron trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the U.S. and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the registered or unregistered trademarks of their respective owners.

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

	DRAM	Trade NAND Flash*

	(percentage change in average selling prices)
2015 from 2014	(11)%	(17)%
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%
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

We face intense competition in the semiconductor memory market from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs. Transitions to smaller line-width process technologies and product and process improvements have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. In recent periods, we and some of our competitors have begun construction on or announced plans to build new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of September 3, 2015, we had debt with a carrying value of $7.34 billion. In addition, the conversion value in excess of principal amount for our convertible notes outstanding as of September 3, 2015 was $553 million. In 2015, we paid $1.43 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $489 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of September 3, 2015, we had (1) revolving credit facilities available that provide for up to $842 million of additional financing and (2) a term loan agreement available to obtain financing collateralized by certain property, plant, and equipment in the amount of 6.90 billion New Taiwan dollars or an equivalent amount in U.S. dollars (approximately $213 million as of September 3, 2015), of which we drew $40 million in 2015. The availability of these revolving and other facilities is subject to certain conditions, including outstanding balances of trade receivables; inventories; collateralization of certain property, plant, and equipment; and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy these applicable drawdown conditions and utilize these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that cash expenditures in 2016 for property, plant, and equipment will be approximately $5.3 billion to $5.8 billion. Investments in capital expenditures for 2015 were $4.12 billion. In addition, as a result of the MMJ acquisition and our capacity expansion in Singapore, we expect our future capital spending will be higher than our historical levels. As of September 3, 2015, we had cash and marketable investments of $5.63 billion, which included $748 million held by the MMJ Group and $134 million held by IMFT, none of which is generally available to finance our other operations.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of September 3, 2015, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. The next hearing on the matter has not yet been scheduled.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of September 3, 2015, the Inotera Shares had a carrying value for purposes of our financial reporting of $683 million and a market value of $846 million.

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

In the fourth quarter of 2015, we announced the development of new 3D XPoint technology, which is an entirely new class of non-volatile memory. There is no assurance that our efforts to develop and market this new product technology will be successful. If our efforts to develop new semiconductor memory technologies are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

New product development may be unsuccessful.

We are developing new products, including system-level memory products, that complement our traditional memory products or leverage their underlying design or process technology. We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years. The process to develop DRAM, NAND Flash, NOR Flash, and certain specialty memory products, requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance of the following:

•that our product development efforts will be successful;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these products; or
•that margins generated from sales of these products will allow us to recover costs of development efforts.

If our efforts to develop new products are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A determination that our products or manufacturing processes infringe the intellectual property rights of others, or entering a license agreement covering such intellectual property, could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. (See "Part II. Financial Information – Item 8. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.")

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

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our IMFT joint venture with Intel, our Inotera joint venture with Nanya, and our MP Mask joint venture with Photronics. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint venture;

•	our joint venture partners' products may compete with our products;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may recognize losses from our equity method investments;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, Malaysia, and China. Additionally, our control over operations at IMFT, Inotera, MP Mask, and Tera Probe is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could materially adversely affect our business, results of operations, or financial condition.

The operations of the MMJ Companies are subject to continued oversight by the Japan Court during the pendency of the corporate reorganization proceedings.

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

Our Inotera supply agreements involves numerous risks.

Since January 2013, we have purchased all of Inotera's DRAM output at a price reflecting a discount from market prices for our comparable components under a supply agreement. In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the current agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. Our Inotera supply agreements involve numerous risks including the following:

•	higher costs for supply obtained under the Inotera supply agreements as compared to our wholly-owned facilities;

•	difficulties and delays in ramping production at Inotera;

•	difficulties in transferring technology to Inotera; and

•	difficulties in coming to an agreement with Nanya regarding major corporate decisions, such as capital expenditures or capital structure.

In 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the current agreement and strong market conditions. For 2015, we purchased $2.37 billion of DRAM products from Inotera and our supply from Inotera accounted for 35% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

Across our global operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the British pound, euro, shekel, Singapore dollar, New Taiwan dollar, yen, and yuan. We recorded net losses from changes in currency exchange rates of $27 million for 2015, $28 million for 2014, and $229 million for 2013. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $3 million as of September 3, 2015. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected.

We may make future acquisitions and/or alliances, which involve numerous risks.

Acquisitions and the formation or operation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	integrating the operations, technologies, and products of acquired or newly formed entities into our operations;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increased debt levels;

•	the assumption of unknown or underestimated liabilities;

•	the use of cash to finance a transaction, which may reduce the availability of cash to fund working capital, capital expenditures, R&D expenditures, and other business activities;

•	diverting management's attention from daily operations;

•	managing larger or more complex operations and facilities and employees in separate and diverse geographic areas;

•	hiring and retaining key employees;

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

Compliance with regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and its implementing Securities and Exchange Commission regulations.  The Dodd-Frank Act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in materials used in the manufacture of semiconductors. The implementation of these new regulations may limit the sourcing and availability of some of these materials. This in turn may affect our ability to obtain materials necessary for the manufacture of our products in sufficient quantities and may affect related material pricing.  Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products are DRC conflict free.

We may incur additional tax expense or become subject to additional tax exposure.

We operate in a number of locations outside the U.S., including in Singapore, and, to a lesser extent, Taiwan, where we have tax incentive agreements that are, in part, conditional upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2011 through 2015.  In addition, tax returns open to examination in multiple other taxing jurisdictions range from the years 2007 to 2015. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of September 3, 2015, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $4.02 billion and $2.05 billion, respectively, which, if not utilized, will expire at various dates from 2016 through 2035. As of September 3, 2015, our foreign net operating loss carryforwards were $5.15 billion, including $3.81 billion pertaining to Japan, which, if not utilized, substantially all will expire at various dates from 2017 through 2025. As of September 3, 2015, we had valuation allowances of $1.16 billion and $710 million against our net deferred tax assets in the U.S. and Japan, respectively.

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

Sales to customers outside the United States approximated 84% of our consolidated net sales for 2015. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, and Japan. Our international sales and operations are subject to a variety of risks, including:

•	export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act, export and import laws, and similar rules and regulations;

•	protection of intellectual property;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards, and other laws in a variety of jurisdictions;

•	contractual and regulatory limitations on our ability to maintain flexibility with our staffing levels;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho.  The following is a summary of our principal facilities as of September 3, 2015:

Location	Principal Operations
Boise, Idaho	R&D, including wafer fabrication; reticle manufacturing; test and module assembly
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Three wafer fabrication facilities and a test, assembly and module assembly facility
Xi’an, China	Module assembly and test
Muar, Malaysia	Assembly and test
Taichung City, Taiwan	Wafer fabrication
Hiroshima, Japan	Wafer fabrication and R&D
Akita, Japan	Module assembly and test

Substantially all of the capacity of the facilities listed above is fully utilized. Our Inotera joint venture has a 300mm wafer fabrication facility in Kueishan, Taiwan. Under our supply agreement with Inotera, we purchase all of the output of Inotera. We also own and lease a number of other facilities in locations throughout the world that are used for design, R&D, and sales and marketing activities.

Our facility in Lehi is owned and operated by our IMFT joint venture with Intel.  (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

In December 2014, we announced plans to add approximately 255,000 square feet of clean room space to our fabrication facility in Singapore to implement 3D NAND Flash production.  Construction of the additional space began in 2015 with initial manufacturing output likely in 2017.

We believe that our existing facilities are suitable and adequate for our present purposes.  We do not identify or allocate assets by operating segment.  (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.")

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

For a discussion of other legal proceedings, see "Part II Financial Information – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors."

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "MU."  The following table represents the high and low closing sales prices for our common stock for each quarter of 2015 and 2014, as reported by Bloomberg L.P.:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015:
High	$26.59	$29.52	$36.49	$36.10
Low	14.27	26.31	28.35	27.03

2014:
High	$34.64	$28.61	$25.49	$21.17
Low	28.59	21.13	20.67	13.57

Holders of Record

As of October 21, 2015, there were 2,378 shareholders of record of our common stock.

Dividends

We have not declared or paid cash dividends since 1996 and do not intend to pay cash dividends for the foreseeable future.

As a result of the Japan Proceedings, for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. Our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be set forth in our 2015 Proxy Statement under the section entitled "Equity Compensation Plan Information," which will be filed with the Securities and Exchange Commission within 120 days after September 3, 2015.

Issuer Purchases of Equity Securities

Since the first quarter of 2015, our Board of Directors authorized the repurchase of up to $1.25 billion of our common stock, $250 million of which was authorized in the first quarter of 2016. Any repurchases under the authorization may be made in open market purchases, block trades, privately negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination that it is the best use of available cash. During the fourth quarter of 2015, we purchased 35,495,175 shares of our common stock through open market transactions.

During the fourth quarter of 2015, we also received 2,685,482 shares of our common stock from the share settlement for a portion of our 2031 Capped Calls.

Period			(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(2)
June 5, 2015	–	July 9, 2015	2,196,500	$18.67	2,196,500	$766,818,080
July 10, 2015	–	August 6, 2015	19,961,832	18.21	18,507,698	430,818,357
August 7, 2015	–	September 3, 2015	16,022,325	17.69	14,790,977	169,836,046
			38,180,657	18.02	35,495,175
(1) Excludes commissions.
(2) Does not include $250 million repurchase authorization received in the first quarter of 2016.

In our consolidated financial statements, we also treat shares of common stock withheld as payment of withholding taxes or exercise prices in connection with the vesting or exercise of equity awards as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2010, through August 31, 2015. We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of our fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.

Note:  Management cautions that the stock price performance information shown in the graph above is provided as of August 31 for the years presented and may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2010 in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented were assumed to be reinvested.  The performance was plotted using the following data:

	2010	2011	2012	2013	2014	2015
Micron Technology, Inc.	$100	$92	$96	$210	$505	$254
S&P 500 Composite Index	100	119	140	166	208	209
Philadelphia Semiconductor Index (SOX)	100	117	132	156	223	217

ITEM 6. SELECTED FINANCIAL DATA

	2015	2014	2013	2012	2011

	(in millions except per share amounts)
Net sales	$16,192	$16,358	$9,073	$8,234	$8,788
Gross margin	5,215	5,437	1,847	968	1,758
Operating income (loss)	2,998	3,087	236	(612)	761
Net income (loss)	2,899	3,079	1,194	(1,031)	190
Net income (loss) attributable to Micron	2,899	3,045	1,190	(1,032)	167
Diluted earnings (loss) per share	2.47	2.54	1.13	(1.04)	0.17

Cash and short-term investments	3,521	4,534	3,101	2,559	2,160
Total current assets	8,596	10,245	8,911	5,758	5,832
Property, plant and equipment, net	10,554	8,682	7,626	7,103	7,555
Total assets	24,143	22,416	19,068	14,295	14,730
Total current liabilities	3,905	4,791	4,122	2,243	2,480
Long-term debt	6,252	4,893	4,406	3,005	1,839
Redeemable convertible notes	49	68	—	—	—
Total Micron shareholders’ equity	12,302	10,760	9,142	7,700	8,470
Noncontrolling interests in subsidiaries	937	802	864	717	1,382
Total equity	13,239	11,562	10,006	8,417	9,852

On July 31, 2013, we completed the MMJ Acquisition, in which we acquired Elpida, now known as MMJ, and a controlling interest in Rexchip, now known as MMT. The MMJ Group's products include mobile DRAM targeted to mobile phones and tablets and computing DRAM targeted to desktop PCs, servers, notebooks, and workstations. The MMJ Acquisition included a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan, a 300mm DRAM wafer fabrication facility in Taichung City, Taiwan, and an assembly and test facility located in Akita, Japan. In connection with the MMJ Acquisition, we recorded net assets of $2.60 billion, noncontrolling interests of $168 million, and a gain on the transaction of $1.48 billion in 2013. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Micron Memory Japan, Inc.")

We entered into a joint venture relationship with Intel to form IMFT in 2006 and IM Flash Singapore, LLP ("IMFS") in 2007 to manufacture NAND Flash memory products for the exclusive use of the members. We have owned 51% of IMFT from inception through September 3, 2015. Our ownership percentage of IMFS had increased from 51% at inception to 82% as of April 6, 2012 due to a series of contributions by us that were not fully matched by Intel. On April 6, 2012, we entered into a series of agreements with Intel to restructure IMFT and IMFS, in which we acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. We consolidate IMFT (and IMFS through April 6, 2012) and report Intel's ownership interests as noncontrolling interests in subsidiaries. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Liquidity and Capital Resources" regarding our pursuit of additional financing and debt restructuring, regarding capital spending in 2016, regarding the expansion of our clean room space in Singapore, regarding the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months, and regarding the timing of payments for certain contractual obligations; and in "Recently Issued Accounting Standards" regarding the impact of adopting these new standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part I, Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 3, 2015. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2015 contains 53 weeks and our fiscal 2014 and fiscal 2013 each contained 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Overview of our operations and business.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Off-Balance Sheet Arrangements: Description of off-balance sheet arrangements.

•	Critical Accounting Estimates: Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Recently Adopted and Issued Accounting Standards

Overview

For an overview of our business, see "Part I – Item 1. – Business – Overview."

Results of Operations

Consolidated Results

For the year ended	2015		2014		2013
Net sales	$16,192	100%	$16,358	100%	$9,073	100%
Cost of goods sold	10,977	68%	10,921	67%	7,226	80%
Gross margin	5,215	32%	5,437	33%	1,847	20%

Selling, general and administrative	719	4%	707	4%	562	6%
Research and development	1,540	10%	1,371	8%	931	10%
Restructure and asset impairments	3	—%	40	—%	126	1%
Other operating (income) expense, net	(45)	—%	232	1%	(8)	—%
Operating income	2,998	19%	3,087	19%	236	3%

Interest income (expense), net	(336)	(2)%	(329)	(2)%	(217)	(2)%
Gain on MMJ Acquisition	—	—%	(33)	—%	1,484	16%
Other non-operating income (expense), net	(53)	—%	8	—%	(218)	(2)%
Income tax (provision) benefit	(157)	(1)%	(128)	(1)%	(8)	—%
Equity in net income (loss) of equity method investees	447	3%	474	3%	(83)	(1)%
Net income attributable to noncontrolling interests	—	—%	(34)	—%	(4)	—%
Net income attributable to Micron	$2,899	18%	$3,045	19%	$1,190	13%

Business Segments

We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes memory products sold into compute, networking, graphics, and cloud server markets.
Mobile Business Unit ("MBU"): Includes memory products sold into smartphone, tablet, and other mobile-device markets.
Storage Business Unit ("SBU"): Includes memory products sold into enterprise, client, cloud, and removable storage markets. SBU also includes products sold to Intel through our IMFT joint venture.
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

Acquisition of Micron Memory Japan, Inc.

On July 31, 2013, we completed the MMJ Acquisition, in which we acquired Elpida, now known as MMJ, and a controlling interest in Rexchip, now known as MMT. In 2014, we purchased additional interests in MMT, increasing our ownership interest to 99.5%. In connection with the MMJ Acquisition, we recorded net assets of $2.60 billion, noncontrolling interests of $168 million and a gain on the transaction of $1.48 billion in 2013. In the second quarter of 2014, the provisional amounts recorded in connection with the MMJ Acquisition were adjusted, primarily for pre-petition liabilities. As a result, other non-operating expense for 2014 included these measurement period adjustments of $33 million. (See "Item 8. Financial Statements – Notes to Consolidated Financial Statements – Micron Memory Japan, Inc.")

The MMJ Acquisition included a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan, a 300mm DRAM wafer fabrication facility in Taichung City, Taiwan, and an assembly and test facility located in Akita, Japan. These wafer fabrication facilities together represented approximately 30% of our total wafer capacity for 2015. The MMJ Group's products include mobile DRAM targeted to mobile phones and tablets, and computing DRAM targeted to desktop PCs, servers, notebooks, and workstations. The operations from the MMJ Acquisition are included primarily in the MBU and CNBU segments.

Net Sales

For the year ended	2015		2014		2013
CNBU	$6,725	42%	$7,333	45%	$3,462	38%
MBU	3,692	23%	3,627	22%	1,214	13%
SBU	3,687	23%	3,480	21%	2,824	31%
EBU	1,999	12%	1,774	11%	1,275	14%
All Other	89	1%	144	1%	298	3%
	$16,192		$16,358		$9,073
Percentages reflect rounding and may not total 100%.

Total net sales for 2015 decreased 1% as compared to 2014 primarily due to lower CNBU sales as a result of decreases in DRAM sales as declines in average selling prices outpaced increases in gigabit sales volumes. SBU and MBU sales for 2015 increased as compared to 2014 as a result of higher NAND Flash sales due to increases in gigabit sales volumes partially offset by declines in average selling prices. EBU sales for 2015 increased as compared to 2014 due to higher sales volumes as a result of increases in market demand. The increases in gigabit sales volumes for 2015 were primarily attributable to higher manufacturing output due to improvements in product and process technologies.

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

Gross Margin

Our overall gross margin percentage declined to 32% for 2015 from 33% for 2014 primarily due to declines in average selling prices partially offset by manufacturing cost reductions. CNBU and SBU experienced declines in gross margin percentage for 2015 as compared to 2014 as declines in average selling price outpaced manufacturing cost reductions. MBU's gross margin percentage for 2015 improved as compared to 2014 as manufacturing cost reductions outpaced declines in average selling prices.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting discounts from market prices for our comparable components under a supply agreement. In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the current agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. In 2015 and 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the current agreement and strong market conditions.  Under the market conditions prevailing in the fourth quarter of 2015, costs of products purchased under the current agreement were higher than they would have been under the pricing formula of the 2016 Supply Agreement. We purchased $2.37 billion, $2.68 billion, and $1.26 billion of DRAM products from Inotera in 2015, 2014, and 2013, respectively.

Our overall gross margin percentage improved to 33% for 2014 from 20% for 2013 primarily due to improvements in the gross margin percentage for CNBU and MBU as a result of higher margins for DRAM products. The gross margin improvements for CNBU and MBU for 2014 as compared to 2013 resulted primarily from the MMJ Acquisition, manufacturing cost reductions, and higher average selling prices for CNBU. Our gross margin percentage on sales of DRAM products for 2014 improved from 2013 primarily due to reductions in costs and increases in average selling prices. Cost reductions for 2014 primarily reflected improvements in product and process technologies and the comparatively lower manufacturing costs of the MMJ Group, partially offset by higher costs for product obtained under the Inotera supply agreement. For 2014 and the fourth quarter of 2013, our costs of goods sold for DRAM products included the sale of the MMJ Group's inventories recorded at fair value in the MMJ Acquisition, which was higher than the manufacturing cost of such inventories. This increased our costs of goods sold by approximately $153 million for 2014 and $41 million for 2013.

Operating Results by Business Segments

CNBU

For the year ended	2015	2014	2013
Net sales	$6,725	$7,333	$3,462
Operating income	1,481	1,957	160

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for 2015 decreased 8% as compared to 2014 primarily due to declines in average selling prices as a result of continued weakness in the PC sector, partially offset by increases in gigabits sold. CNBU operating income for 2015 declined from 2014 as decreases in average selling prices outpaced manufacturing cost reductions.

CNBU sales for 2014 increased 112% as compared to 2013 primarily due to (1) the MMJ Acquisition, (2) higher average selling prices, (3) increased DRAM supply from Inotera as a result of the restructuring of our supply agreement, and (4) higher output due to improvements in product and process technologies. CNBU sales for 2014 as compared to 2013 were adversely impacted by the transition of production at one of our Singapore wafer fabrication facilities from DRAM to NAND Flash. CNBU operating income for 2014 improved from 2013 primarily due to the MMJ Acquisition, higher average selling prices, and manufacturing cost reductions.

MBU

For the year ended	2015	2014	2013
Net sales	$3,692	$3,627	$1,214
Operating income (loss)	1,126	683	(265)

In 2015 and 2014, MBU sales were comprised primarily of DRAM, NAND Flash, and NOR Flash, in decreasing order of revenue, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for 2015 increased 2% as compared to 2014 primarily due to significant increases in gigabit sales volumes for managed NAND Flash and MCP products partially offset by lower sales of mobile DRAM products as a result of declines in average selling prices and sales volumes. MBU operating income for 2015 improved from 2014 as manufacturing cost reductions outpaced declines in average selling prices.

MBU sales for 2014 increased 199% as compared to 2013 primarily due to significant increases in mobile DRAM sales as a result of the MMJ Acquisition. MBU operating margin for 2014 also improved from 2013 primarily due to the MMJ Acquisition and manufacturing cost reductions, which significantly outpaced declines in average selling prices.

SBU

For the year ended	2015	2014	2013
Net sales	$3,687	$3,480	$2,824
Operating income (loss)	(89)	255	173

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our NAND Flash products. (See "Operating Results by Product – Non-Volatile Memory" for further details.) SBU sales for 2015 increased 6% from 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. SBU sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. SBU sales of products to Intel under this arrangement were $420 million, $423 million, and $387 million for 2015, 2014, and 2013, respectively. All other SBU products are sold to OEMs, resellers, retailers, and other customers (including Intel), which we collectively refer to as "trade customers."

SBU sales of NAND Flash products to trade customers for 2015 increased 7% as compared to 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for 2015 as compared to 2014 were primarily due to higher manufacturing output. SBU operating margin for 2015 declined from 2014 as decreases in average selling prices outpaced manufacturing cost reductions and R&D costs increased in connection with increased spending on controllers, firmware, and engineering for SSDs and managed NAND Flash products.

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

EBU

For the year ended	2015	2014	2013
Net sales	$1,999	$1,774	$1,275
Operating income	435	331	227

In 2015 and 2014, EBU sales were comprised of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for 2015 increased 13% as compared to 2014 primarily due to higher sales volumes of DRAM and NAND Flash products as a result of increases in demand. EBU operating income for 2015 improved as compared to 2014 primarily due to the higher sales volumes.

EBU sales for 2014 increased 39% as compared to 2013 primarily due to increased sales volumes of DRAM and NAND Flash products partially offset by declines in average selling prices. EBU operating income for 2014 improved as compared to 2013 primarily due to higher margins on sales of DRAM and NAND Flash products as a result of the increase in sales and cost reductions.

Operating Results by Product

Net Sales by Product

For the year ended	2015		2014		2013
DRAM	$10,339	64%	$11,164	68%	$4,361	48%
Non-Volatile Memory	5,274	33%	4,468	27%	3,589	40%
Other	579	4%	726	4%	1,123	12%
	$16,192		$16,358		$9,073
Percentages reflect rounding and may not total 100%.

Non-Volatile Memory includes NAND Flash and 3D XPoint memory. Through 2015, substantially all of our Non-Volatile Memory sales were from NAND Flash products. Sales of NOR Flash products are included in Other. Information regarding our MCP products, which combine both NAND Flash and DRAM components, is reported within Non-Volatile Memory.

DRAM

For the year ended	2015	2014

	(percentage change from prior period)
Net sales	(7)%	156%
Average selling prices per gigabit	(11)%	6%
Gigabits sold	4%	142%
Cost per gigabit	(12)%	(20)%

The increase in gigabit sales volumes of DRAM products for 2015 as compared to 2014 was primarily due to increases in gigabit production despite our continued preparation of fabrication facilities for production of the next technology node, which constrained output. DRAM gigabit production growth in 2015 was also impacted by a shift to a higher mix of mobile and DDR4 products, which have larger die sizes and therefore produce fewer bits per wafer. The increase in gigabit sales of DRAM products for 2014 as compared to 2013 was primarily due to higher production volumes resulting from the MMJ Acquisition, increased supply under the Inotera supply agreement, and improved product and process technologies, partially offset by the transition of one of our wafer fabrication facilities in Singapore from DRAM to NAND Flash. In 2014, DRAM products produced by facilities acquired in the MMJ Acquisition constituted 54% of our aggregate DRAM gigabit production as compared to 9% in 2013.

In 2015 and 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the current agreement and strong market conditions.  Under the market conditions prevailing in the fourth quarter of 2015, costs of products purchased under the current agreement were higher than they would have been under the pricing formula of the 2016 Supply Agreement. DRAM products acquired from Inotera accounted for 35% of our aggregate DRAM gigabit production for 2015 as compared to 38% for 2014 and 54% for 2013.

Our gross margin percentage on sales of DRAM products for 2015 improved from 2014 as manufacturing cost reductions outpaced declines in average selling prices. Our gross margin percentage on sales of DRAM products for 2014 improved from 2013 primarily due to reductions in costs and increases in average selling prices. Cost reductions for 2014 primarily reflected improvements in product and process technologies and the comparatively lower manufacturing costs of the MMJ Group partially offset by higher costs for product obtained under the Inotera supply agreement and the sale of the MMJ Group's inventories recorded in the MMJ Acquisition.

Non-Volatile Memory

The following discussion focuses on sales of NAND Flash products which constituted substantially all of Non-Volatile Memory sales through 2015. This discussion of NAND Flash excludes NAND Flash products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost.

For the year ended	2015	2014

	(percentage change from prior period)
Sales to trade customers:
Net sales	20%	27%
Average selling prices per gigabit	(17)%	(23)%
Gigabits sold	45%	65%
Cost per gigabit	(10)%	(23)%

The increase in NAND Flash gigabits sold to trade customers for 2015 as compared to 2014 was primarily due to higher production from improved product and process technologies and the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash production. Increases in gigabit production of NAND Flash products for 2015 as compared to 2014 were limited by a shift in product mix to higher levels of managed NAND Flash and MCP products, which have both higher average selling prices and costs per gigabit. Increases in NAND Flash gigabits sold to trade customers for 2014 as compared to 2013 were primarily due to the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash production and improvements in product and process technologies.

Our gross margin percentage on sales of trade NAND Flash products for 2015 declined from 2014 as the declines in average selling prices outpaced manufacturing cost reductions resulting from improvements in product and process technologies. Our gross margin percentage on sales of trade NAND Flash products for 2014 was relatively unchanged from 2013 as manufacturing cost reductions offset declines in average selling prices. Manufacturing cost reductions for 2014 as compared to 2013 primarily resulted from improvements in product and process technologies.

Operating Expenses and Other

Selling, General and Administrative

SG&A expenses for 2015 increased 2% as compared to 2014 primarily due to an additional week in 2015 and higher legal costs.

SG&A expenses for 2014 increased 26% as compared to 2013 primarily due to the incremental costs resulting from the MMJ Acquisition and higher payroll costs resulting primarily from the reinstatement of variable pay plans.

Research and Development

R&D expenses for 2015 increased 12% from 2014 primarily due to a higher volume of development wafers processed, an increase in depreciation expense due to R&D capital expenditures, higher payroll costs, higher subcontracted engineering and other professional service costs, and an additional week in 2015. Increases in R&D expenses for 2015 as compared to 2014 were partly attributable to increased spending on controllers, firmware, and engineering to support system level products, including SSD, managed NAND Flash, and HMC products.

R&D expenses for 2014 increased 47% from 2013 primarily due to the incremental costs resulting from the MMJ Acquisition, higher payroll costs resulting primarily from the reinstatement of variable pay plans, and increased resources dedicated to development efforts.

We generally share with Intel the costs of product design and process development activities for NAND Flash memory and 3D XPoint memory. Our R&D expenses reflect net reductions of $231 million, $162 million, and $176 million in 2015, 2014, and 2013, respectively, as a result of reimbursements under our Intel and other cost-sharing arrangements.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM, Mobile LPDRAM products, high density NAND Flash memory (including 3D NAND and MLC and TLC technologies), 3D XPoint memory, SSDs, Hybrid Memory Cubes, specialty memory, NOR Flash memory, and other memory technologies and systems.

Restructure and Asset Impairments

For the year ended	2015	2014	2013
Loss on impairment of LED assets	$1	$(6)	$33
Loss on impairment of MIT assets	—	(5)	62
Gain on termination of lease to Transform	—	—	(25)
Loss on restructure of ST consortium agreement	—	—	26
Other	2	51	30
	$3	$40	$126

In order to optimize operations, improve efficiency, and increase our focus on our core memory operations, we have entered into various restructure activities. For 2014 and 2013, other restructure included charges associated with our efforts to wind down our 200mm operations primarily in Agrate, Italy and Kiryat Gat, Israel and charges associated with workforce optimization activities, primarily related to our MBU and EBU operating segments. As of September 3, 2015, we do not anticipate incurring any significant additional costs for these restructure activities. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Interest Income (Expense)

Net interest expense for 2015, 2014, and 2013, included aggregate amounts of amortization of debt discount and other costs of $138 million, $167 million, and $122 million, respectively.

Income Taxes

Our effective tax rates were 6.0%, 4.7%, and 0.6% for 2015, 2014, and 2013, respectively. Our effective tax rates reflect the following:

•
operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the effective tax rates in these jurisdictions are significantly lower than the U.S. statutory rate;

•	operations outside the U.S., including Singapore and, to a lesser extent Taiwan, where we have tax incentive arrangements that decrease our effective tax rates; and

•	a valuation allowance against substantially all of our U.S. net deferred tax assets.

Income taxes for 2015 and 2014 included $80 million and $59 million, respectively, related to changes in amounts of net deferred tax assets associated with the MMJ Group. Income taxes for 2013 included benefits of $19 million from the favorable resolution of prior year tax matters and a change in tax laws applicable to prior years.  The remaining tax provision for 2015, 2014, and 2013 primarily reflects taxes on our other non-U.S. operations. Income taxes on U.S. operations for 2015, 2014, and 2013 were substantially offset by changes in the valuation allowance.

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

We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive agreements that are conditional upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision for 2015, 2014, and 2013 by $338 million (benefitting our diluted earnings per share by $0.29), $286 million ($0.24 per diluted share), and $141 million ($0.13 per diluted share), respectively.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.")

Equity in Net Income (Loss) of Equity Method Investees

We recognize our share of earnings or losses from equity method investments, generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2015	2014	2013
Inotera	$445	$465	$(79)
Tera Probe	1	11	—
Other	1	(2)	(4)
	$447	$474	$(83)

Our share of earnings for 2015 included $49 million for the net effect of Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward and the resulting tax provision in subsequent periods. As a result of the release, Inotera's future net income is subject to tax provisions. Our equity in net income of Inotera declined for 2015 as compared to 2014 due to a decrease in Inotera's operating results as a result of declines in average selling prices.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting a discount from market prices for our comparable components under a supply agreement. In the second quarter of 2015, we executed the 2016 Supply Agreement, to be effective beginning on January 1, 2016, which will replace the current agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us. In 2015 and in 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities, due to the pricing formula of the current agreement and strong market conditions. Under the market conditions prevailing in the fourth quarter of 2015, costs of products purchased under the current agreement were higher than they would have been under the pricing formula of the 2016 Supply Agreement.

Other Operating and Non-Operating

In 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters, and entered into a patent cross-license agreement.  As a result, other operating expense for 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other non-operating expense for 2015, 2014, and 2013 included losses from the restructure of our debt of $49 million, $184 million, and $31 million, respectively. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.")

Other non-operating expense included losses from changes in currency exchange rates of $27 million, $28 million, and $229 million for 2015, 2014, and 2013, respectively. The loss for 2013 included a $228 million loss for currency contracts to hedge our yen-denominated obligations in connection with the MMJ Acquisition.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $5.21 billion in 2015 and $5.70 billion in 2014. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained $2.50 billion from debt and lease financing in 2015 and $2.23 billion in 2014. As of September 3, 2015, we had (1) revolving credit facilities available that provide for up to $842 million of additional financing based on eligible receivables and inventories and (2) a term loan agreement available to obtain financing collateralized by certain property, plant, and equipment in the amount of 6.90 billion New Taiwan dollars or an equivalent amount in U.S. dollars (approximately $213 million as of September 3, 2015), of which we drew $40 million on June 18, 2015. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities (including repurchases of convertible notes and our common stock), and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. As a result of the MMJ acquisition and our expansion in Singapore, we expect our future capital spending will be higher than our historical levels. We estimate that cash expenditures in 2016 for property, plant, and equipment will be approximately $5.3 billion to $5.8 billion, which includes amounts we expect to be funded by our partners. The actual amounts for 2016 will vary depending on market conditions. Investments in capital expenditures for 2015 were $4.12 billion. Total additions to property, plant, and equipment were $4.46 billion, which, in comparison to cash expenditures, reflects differences in timing of receipts and payments for equipment as well as non-cash additions such as equipment leases. As of September 3, 2015, we had commitments of approximately $1.62 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

In December 2014, we announced plans to add approximately 255,000 square feet of clean room space to our fabrication facility in Singapore.  This expansion facilitates efficient implementation of 3D NAND Flash production at the Singapore facility and gives us the flexibility to gradually add incremental capacity in response to market requirements.  Construction of the additional space began in 2015 with initial manufacturing output likely in 2017.  Subject to market conditions, we estimate capital expenditures of approximately $1.93 billion in 2016 related to this facility.

Since the first quarter of 2015, our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, $250 million of which was authorized in the first quarter of 2016. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During 2015, we repurchased 42 million shares for $831 million (including commissions) in the open market.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

As of	2015	2014
Cash and equivalents and short-term investments:
Bank deposits	$1,684	$2,445
Corporate bonds	618	154
Government securities	449	136
Certificates of deposit	339	410
Commercial paper	255	107
Money market funds	168	1,281
Asset-backed securities	8	1
	$3,521	$4,534

Long-term marketable investments	$2,113	$819

As of September 3, 2015, $2.17 billion of our cash and equivalents and short-term investments was held by foreign subsidiaries, of which $149 million was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $748 million held by the MMJ Group as of September 3, 2015. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012 and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Moreover, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $134 million held by IMFT as of September 3, 2015. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of September 3, 2015, we had $1.48 billion of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, that were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Operating Activities

Net cash provided by operating activities was $5.21 billion for 2015. Cash provided by operating activities was due primarily to net income generated by our operations, adjusted for certain non-cash items.

Investing Activities

Net cash used for investing activities was $6.23 billion for 2015, which consisted primarily of cash expenditures of $4.02 billion for property, plant, and equipment and $2.14 billion of net outflows for investments in available-for-sale securities.

Financing Activities

Net cash used by financing activities was $718 million for 2015, which included outflows of $2.33 billion for repayments of debt (including $932 million for the amount in excess of principal of our convertible notes), $831 million for the open-market repurchases of 42 million shares of our common stock, and $95 million of payments on equipment purchase contracts. Cash outflows for financing activities in 2015 were partially offset by inflows of $2.00 billion in aggregate from the issuance of the 2023 Notes, 2024 Notes, and 2026 Notes, $291 million from the proceeds of sale-leaseback transactions, $125 million from draws on our revolving credit facilities, and $87 million from term loans.

2015 Debt Activity

Throughout 2015, we reduced the dilutive effects of our convertible notes through conversions and repurchases. As a result, we eliminated convertible notes that were convertible into approximately 37 million shares of our common stock. The following table summarized our debt restructure activities in 2015.

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	Loss(1)
Conversions and settlements	$(121)	$(367)	$(408)	$(15)	$(22)
Repurchases	(368)	(319)	(1,019)	(676)	(22)
Issuances	2,000	1,979	1,979	—	—
Early repayment	(121)	(115)	(122)	—	(5)
	$1,390	$1,178	$430	$(691)	$(49)

(1)	Included in other non-operating expense.

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended September 30, 2015 exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes, holders of those notes have the right to convert their notes at any time through December 31, 2015. For all of our convertible notes, we have either: (1) the requirement to pay cash for the principal amount and the option to pay either cash, shares of our common stock, or any combination thereof for any remaining conversion obligation, or (2) the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion.

The following table summarizes the potential settlements, as of September 3, 2015, that we could be required to make if all holders converted their 2032 Notes and 2033 Notes:

	Conversion Price Per Share	Settlement Option for Principal Amount	Outstanding Principal	If Settled With Minimum Cash Required(1)		If Settled Entirely With Cash(2)
				Cash	Remainder in Shares	Cash
2032C Notes	$9.63	Cash and/or shares	$224	$—	23	$385
2032D Notes	9.98	Cash and/or shares	177	—	18	294
2033E Notes	10.93	Cash	233	233	7	354
2033F Notes	10.93	Cash	297	297	9	451
			$931	$530	57	$1,484

(1)	We are required to settle the principal amount of the 2033 Notes in cash. The remaining conversion obligation paid in shares is based on our closing share price of $16.59 as of September 3, 2015.

(2)	Based on our closing share price of $16.59 as of September 3, 2015. Assumes we elect cash settlement for the entire obligation.

Contractual Obligations

	Payments Due by Period
As of September 3, 2015	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)(2)	$9,429	$556	$1,315	$1,712	$5,846
Capital lease obligations(2)	852	349	304	123	76
Operating leases(3)	682	218	402	27	35
Purchase obligations	2,545	2,189	335	11	10
Other long-term liabilities(4)	716	222	304	152	38
Total	$14,224	$3,534	$2,660	$2,025	$6,005
(1) Amounts include MMJ Creditor Installment Payments, convertible notes, and other notes. Any future redemptions, repurchases, or conversions of convertible debt could impact the amount and timing of our cash payments.
(2) Amounts include principal and interest.
(3) Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.
(4) Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including $222 million for the current portion of these long-term liabilities. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and noncurrent deferred tax liabilities; therefore, $91 million in aggregate of long-term income taxes payable and noncurrent deferred tax liabilities has been excluded from the preceding table. However, other noncurrent liabilities recorded on our consolidated balance sheet included these uncertain tax positions and noncurrent deferred tax liabilities.

The expected timing of payment amounts of the obligations discussed above is estimated based on current information. Timing and actual amounts paid may differ depending on the timing of receipt of goods or services, market prices, changes to agreed-upon amounts, or timing of certain events for some obligations. The contractual obligations in the table above include the current portions of the related long-term obligations. All other current liabilities are excluded.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services ("take-or-pay"). If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table. If the obligation is cancelable, but we would incur a penalty if canceled, the dollar amount of the penalty was included as a purchase obligation. Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.

Inotera Supply Agreements: Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting discounts from market prices for our comparable components under a supply agreement. In the second quarter of 2015, we executed the 2016 Supply Agreement, to be effective beginning on January 1, 2016, which will replace the current agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. We purchased $2.37 billion of DRAM products from Inotera in 2015 under the current agreement. The current agreement does not contain a fixed or minimum purchase quantity as quantities are based on qualified production output and pricing fluctuates as it is based on market prices. Therefore, we did not include any amounts under the current agreement in the contractual obligations table above. Under the 2016 Supply Agreement, payments are primarily based on fluctuating quantities and prices, but a portion of the expected costs under the agreement meet the criteria of a minimum lease payment under an operating lease and are included in the table above.

Off-Balance Sheet Arrangements

We have entered into capped calls, which are intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above a specified initial strike price at the expiration dates. The amounts receivable varies based on the trading price of our stock, up to specified cap prices. The dollar value of the cash or shares that we would receive from the capped calls on their expiration dates ranges from $0 if the trading price of our stock is below the initial strike price for all of the capped calls to $814 million if the trading price of our stock is at or above the cap price for all of the capped calls. We paid $57 million in 2011, $103 million in 2012, and $48 million in 2013 to purchase capped calls. The amounts paid were recorded as charges to additional capital. For further details of our capped call arrangements, see "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Micron Shareholders' Equity – Capped Calls."

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures.  Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  We evaluate our estimates and judgments on an ongoing basis.  Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and requires management's most difficult, subjective, or complex judgments.

Business Acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the amount and timing of costs recognized.  Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We typically obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates, and comparable market values. The items involving the most significant assumptions, estimates, and judgments included determining the fair value of the following:

•	Property, plant, and equipment, including determination of values in a continued-use model;

•	Deferred tax assets, including projections of future taxable income and tax rates;

•	Inventory, including estimated future selling prices, timing of product sales, and completion costs for work in process;

•	Debt, including discount rate and timing of payments; and

•	Intangible assets, including valuation methodology, estimations of future revenue and costs, profit allocation rates attributable to the acquired technology, and discount rates.

Consolidations: We have interests in joint venture entities that are VIEs.  Determining whether to consolidate a VIE requires judgment in assessing whether an entity is a VIE and if we are the entity's primary beneficiary.  To determine if we are the primary beneficiary of a VIE, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances.  Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.

Contingencies: We are subject to the possibility of losses from various contingencies.  Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies.  An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  We accrue a liability and charge operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. In accounting for the resolution of contingencies, considerable judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution, and amounts related to future periods.

Income Taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world.  These estimates involve judgment and interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.  We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors.  Realization of deferred tax assets is dependent on our ability to generate future taxable income. In recent periods, our results of operations have benefitted from increases in the amount of deferred taxes we expect to realize, primarily from the levels of capital spending and increases in the amount of taxable income we expect to realize in Japan and Taiwan.  Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in these and other jurisdictions.  Such forecasts are inherently difficult and involve numerous judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

Inventories: Inventories are stated at the lower of average cost or net realizable value.  Cost includes depreciation, labor, material and overhead costs, including product and process technology costs.  Determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information.  When these analyses reflect estimated net realizable value below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our memory inventory by approximately $195 million as of September 3, 2015.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to net realizable values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories. Inventories are primarily categorized as memory (including DRAM, non-volatile, and other memory) for purposes of determining lower of average cost or net realizable value. The major characteristics we consider in determining inventory categories are product type and markets.

Property, Plant and Equipment: We review the carrying value of property, plant, and equipment for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products and future production and sales volumes.  In addition, judgment is required in determining the groups of assets for which impairment tests are separately performed.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, and forfeiture rates.  We develop these estimates based on historical data and market information which can change significantly over time.  A small change in the estimates used can result in a relatively large change in the estimated valuation.  We use the Black-Scholes option valuation model to value employee stock awards.  We estimate stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on our stock.

Recently Adopted Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of September 3, 2015 and August 28, 2014, a hypothetical decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $366 million and $250 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of September 3, 2015 and August 24, 2014, we held debt securities of $3.83 billion and $1.65 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $13 million as of September 3, 2015 and $6 million as of August 28, 2014.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Part I – Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

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

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $3 million as of September 3, 2015 and $7 million as of August 28, 2014. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of September 3, 2015 and August 28, 2014 and for the fiscal years ended September 3, 2015, August 28, 2014, and August 29, 2013:

Consolidated Statements of Operations	43

Consolidated Statements of Comprehensive Income	44

Consolidated Balance Sheets	45

Consolidated Statements of Changes in Equity	46

Consolidated Statements of Cash Flows	47

Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm	90

Financial Statement Schedules:

Schedule I – Condensed Financial Information of the Registrant	99

Schedule II – Valuation and Qualifying Accounts	106

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	September 3, 2015	August 28, 2014	August 29, 2013
Net sales	$16,192	$16,358	$9,073
Cost of goods sold	10,977	10,921	7,226
Gross margin	5,215	5,437	1,847

Selling, general and administrative	719	707	562
Research and development	1,540	1,371	931
Restructure and asset impairments	3	40	126
Other operating (income) expense, net	(45)	232	(8)
Operating income	2,998	3,087	236

Interest income	35	23	14
Interest expense	(371)	(352)	(231)
Gain on MMJ Acquisition	—	(33)	1,484
Other non-operating income (expense), net	(53)	8	(218)
	2,609	2,733	1,285

Income tax (provision) benefit	(157)	(128)	(8)
Equity in net income (loss) of equity method investees	447	474	(83)
Net income	2,899	3,079	1,194

Net income attributable to noncontrolling interests	—	(34)	(4)
Net income attributable to Micron	$2,899	$3,045	$1,190

Earnings per share:
Basic	$2.71	$2.87	$1.16
Diluted	2.47	2.54	1.13

Number of shares used in per share calculations:
Basic	1,070	1,060	1,022
Diluted	1,170	1,198	1,057

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the year ended	September 3, 2015	August 28, 2014	August 29, 2013
Net income	$2,899	$3,079	$1,194

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(42)	(2)	(5)
Gain (loss) on derivatives, net	(18)	(9)	(9)
Gain (loss) on investments, net	(4)	1	(1)
Pension liability adjustments	20	3	(1)
Other comprehensive income (loss)	(44)	(7)	(16)
Total comprehensive income	2,855	3,072	1,178
Comprehensive (income) loss attributable to noncontrolling interests	1	(34)	(5)
Comprehensive income attributable to Micron	$2,856	$3,038	$1,173

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	September 3, 2015	August 28, 2014
Assets
Cash and equivalents	$2,287	$4,150
Short-term investments	1,234	384
Receivables	2,507	2,906
Inventories	2,340	2,455
Other current assets	228	350
Total current assets	8,596	10,245
Long-term marketable investments	2,113	819
Property, plant and equipment, net	10,554	8,682
Equity method investments	1,379	971
Intangible assets, net	449	468
Deferred tax assets	597	816
Other noncurrent assets	455	415
Total assets	$24,143	$22,416

Liabilities and equity
Accounts payable and accrued expenses	$2,611	$2,864
Deferred income	205	309
Current debt	1,089	1,618
Total current liabilities	3,905	4,791
Long-term debt	6,252	4,893
Other noncurrent liabilities	698	1,102
Total liabilities	10,855	10,786

Commitments and contingencies

Redeemable convertible notes	49	68

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,084 shares issued and outstanding (1,073 as of August 28, 2014)	108	107
Additional capital	7,474	7,868
Retained earnings	5,588	2,729
Treasury stock, 45 shares held as of September 3, 2015	(881)	—
Accumulated other comprehensive income	13	56
Total Micron shareholders' equity	12,302	10,760
Noncontrolling interests in subsidiaries	937	802
Total equity	13,239	11,562
Total liabilities and equity	$24,143	$22,416

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 30, 2012	1,018	$102	$8,920	$(1,402)	$—	$80	$7,700	$717	$8,417
Net income				1,190			1,190	4	1,194
Other comprehensive income (loss), net						(17)	(17)	1	(16)
Stock issued under stock plans	27	2	148				150		150
Stock-based compensation expense			91				91		91
Contributions from noncontrolling interests							—	11	11
Distributions to noncontrolling interests							—	(37)	(37)
Noncontrolling interests acquired in connection with business combination							—	168	168
Repurchase and retirement of stock	(1)	—	(5)				(5)		(5)
Purchase and settlement of capped calls			(24)				(24)		(24)
Issuance and repurchase of convertible notes			57				57		57
Balance at August 29, 2013	1,044	$104	$9,187	$(212)	$—	$63	$9,142	$864	$10,006
Net income				3,045			3,045	34	3,079
Other comprehensive income (loss), net						(7)	(7)		(7)
Stock issued under stock plans	36	4	262				266		266
Stock-based compensation expense			115				115		115
Contributions from noncontrolling interests							—	102	102
Distributions to noncontrolling interests							—	(18)	(18)
Acquisitions of noncontrolling interests			34				34	(180)	(146)
Repurchase and retirement of stock	(4)	(1)	(33)	(42)			(76)		(76)
Settlement of capped calls and share retirement	(3)	—	62	(62)			—		—
Redeemable convertible notes			(68)				(68)		(68)
Exchange, conversion and repurchase of convertible notes			(1,691)				(1,691)		(1,691)
Balance at August 28, 2014	1,073	$107	$7,868	$2,729	$—	$56	$10,760	$802	$11,562
Net income				2,899			2,899	—	2,899
Other comprehensive income (loss), net						(43)	(43)	(1)	(44)
Stock issued under stock plans	13	1	73				74		74
Stock-based compensation expense			168				168		168
Contributions from noncontrolling interests							—	142	142
Distributions to noncontrolling interests							—	(6)	(6)
Repurchase and retirement of stock	(2)	—	(13)	(40)			(53)		(53)
Repurchase of treasury stock					(831)		(831)		(831)
Settlement of capped calls			50		(50)		—		—
Redeemable convertible notes			19				19		19
Conversion and repurchase of convertible notes			(691)				(691)		(691)
Balance at September 3, 2015	1,084	$108	$7,474	$5,588	$(881)	$13	$12,302	$937	$13,239

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	September 3, 2015	August 28, 2014	August 29, 2013
Cash flows from operating activities
Net income	$2,899	$3,079	$1,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	2,667	2,103	1,804
Amortization of debt discount and other costs	138	167	122
Stock-based compensation	168	115	91
(Gain) loss from currency hedges, net	64	27	222
Loss on restructure of debt	49	195	31
Noncash restructure and asset impairment, net	1	(17)	106
(Gain) on MMJ Acquisition	—	33	(1,484)
Equity in net (income) loss of equity method investees	(447)	(474)	83
Gain from Inotera issuance of shares	(3)	(97)	(48)
Gain from disposition of interest in Aptina	(1)	(119)	—
Change in operating assets and liabilities:
Receivables	393	(518)	(409)
Inventories	116	194	83
Accounts payable and accrued expenses	(691)	671	28
Deferred income taxes, net	168	68	(7)
Other noncurrent liabilities	(16)	243	(15)
Other	(297)	29	10
Net cash provided by operating activities	5,208	5,699	1,811

Cash flows from investing activities
Purchases of available-for-sale securities	(4,392)	(1,063)	(924)
Expenditures for property, plant and equipment	(4,021)	(3,107)	(1,442)
Payments to settle hedging activities	(132)	(26)	(253)
(Increase) decrease in restricted cash	(15)	536	—
Proceeds from sales and maturities of available-for-sale securities	2,248	557	678
Cash received from disposition of interest in Aptina	1	105	—
Other	79	96	31
Net cash provided by (used for) investing activities	(6,232)	(2,902)	(1,910)

Cash flows from financing activities
Repayments of debt	(2,329)	(3,843)	(743)
Cash paid to acquire treasury stock	(884)	(76)	(5)
Payments on equipment purchase contracts	(95)	(30)	(16)
Proceeds from issuance of debt	2,212	2,212	1,121
Proceeds from equipment sale-leaseback transactions	291	14	126
Contributions from noncontrolling interests	142	102	11
Proceeds from issuance of stock under equity plans	73	265	150
Other	(128)	(143)	(124)
Net cash provided by (used for) financing activities	(718)	(1,499)	520

Effect of changes in currency exchange rates on cash and equivalents	(121)	(28)	—

Net increase (decrease) in cash and equivalents	(1,863)	1,270	421
Cash and equivalents at beginning of period	4,150	2,880	2,459
Cash and equivalents at end of period	$2,287	$4,150	$2,880

Supplemental disclosures
Income taxes refunded (paid), net	$(63)	$(43)	$4
Interest paid, net of amounts capitalized	(226)	(163)	(107)
Noncash investing and financing activities:
Exchange of convertible notes	—	756	—
Acquisition of noncontrolling interest	—	127	—

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

Basis of Presentation: We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In addition, amounts for certain equipment purchases were reclassified from financing to investing within the statement of cash flows to better reflect the current nature of these transactions and to improve comparability with our industry peers. In the fourth quarter of 2015, we adopted, on a retrospective basis, Accounting Standards Update 2015-03 – Simplifying the Presentation of Debt Issuance Costs. (See "Debt – Retrospective Application of a New Accounting Standard" note.)

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2015 contained 53 weeks and fiscal years 2014 and 2013 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

Derivative and Hedging Instruments: We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities or future cash flows and to reduce volatility in our earnings caused by changes in interest rates that affect our variable-rate debt. Our derivatives have consisted of forward and option contracts and we have also entered into interest rate swap contracts. We do not use derivative instruments for trading or speculative purposes. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated as hedges for accounting purpose, gains or losses from changes in fair values are recognized in other non-operating income (expense). For derivative instruments designated as cash-flow hedges, the effective portion of the gain or loss is included as a component of other comprehensive income (loss), and the ineffective or excluded portion of the gain or loss is included in other non-operating income (expense). The amounts in accumulated other comprehensive income (loss) from these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the forecasted cash flows of the hedged item. For the effectiveness assessment of our cash-flow hedges, changes in the time value are excluded for forward contracts.

We enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty have been presented in our consolidated balance sheet on a net basis.

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

Functional Currency: The U.S. dollar is the functional currency for all of our consolidated subsidiaries.

Inventories: Inventories are stated at the lower of average cost or net realizable value.  Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs.  Determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  When net realizable value is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when the inventories are actually sold.  Inventories are primarily categorized as memory (including DRAM, non-volatile, and other memory) for purposes of determining the lower of average cost or net realizable value. The major characteristics considered in determining inventory categories for purposes of determining the lower of cost or net realizable value are product type and markets. We remove amounts from inventory and charge such amounts to cost of goods sold on an average cost basis.

Product and Process Technology: Costs incurred to (1) acquire product and process technology, (2) patent technology, and (3) maintain patent technology are capitalized and amortized on a straight-line basis over periods ranging up to 12.5 years.  We capitalize a portion of the costs incurred to patent technology based on historical and projected patents issued as a percent of patents we file.  Capitalized product and process technology costs are amortized over the shorter of (1) the estimated useful life of the technology, (2) the patent term, or (3) the term of the technology agreement.  Fully-amortized assets are removed from product and process technology and accumulated amortization.

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

Property, Plant and Equipment: Property, plant, and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of generally 10 to 30 years for buildings, 5 to 7 years for equipment, and 3 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property, plant, or equipment is retired or otherwise disposed, the net book value is removed and we recognize any gain or loss in our results of operations.

We capitalize interest on borrowings during the period of time over which we carry out the activities necessary to bring the asset to the condition of its intended use and location.  Capitalized interest becomes part of the cost of the underlying assets and amortized over the useful lives of the assets.

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment.  Development of a product is deemed complete once the product has been thoroughly reviewed and has passed tests for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for certain technologies are shared with our joint venture partners.  Amounts receivable from cost-sharing arrangements are reflected as a reduction of research and development expense.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Revenue Recognition: We recognize product or license revenue when persuasive evidence that a sales arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  If we are unable to reasonably estimate returns or the price is not fixed or determinable, sales made under agreements allowing rights of return or price protection are deferred until customers have resold the product.

Stock-based Compensation: Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as expense under the straight-line attribution method over the requisite service period.  We issue new shares upon the exercise of stock options or conversion of share units.  (See "Equity Plans" note.)

Treasury Stock: When we retire our treasury stock, any excess of the repurchase price paid over par value is allocated between additional capital and retained earnings.

Use of Estimates: The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures.  Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  We evaluate our estimates and judgments on an ongoing basis.  Actual results could differ from estimates.

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

Unconsolidated VIEs

Inotera: Inotera is a VIE because of the terms of its supply agreement with us. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of other parties for key operating decisions and due to Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method. (See "Equity Method Investments – Inotera" note.)

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

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11 – Simplifying the Measurement of Inventory, which changed the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. We adopted this standard in the fourth quarter of 2015. The adoption of this standard did not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, as appropriate, consistent with debt discounts, as opposed to an asset. We adopted this standard in the fourth quarter of 2015 on a retrospective basis. As a result of adopting this standard, we presented our debt issuance costs for recognized debt liabilities as a direct reduction of the related debt liability in the consolidated balance sheets for all periods presented. (See "Debt – Retrospective Application of a New Accounting Standard" note.)

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases to determine the asset acquired in a software licensing arrangement. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S.  The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Including the one-year extension of this ASU provided by ASU 2015-14, we are required to adopt this ASU beginning in our first quarter of 2019; however, we are permitted to adopt this ASU as early as our first quarter of 2018. This ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the timing of our adoption, the transition method we will elect, and the effects of the adoption of this ASU on our financial statements.

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

The MMJ Acquisition included a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan, a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan, and an assembly and test facility located in Akita, Japan. The operations from the MMJ Acquisition, which are included primarily in our MBU and CNBU segments, include the manufacture of mobile DRAM targeted to mobile phones and tablets and computing DRAM targeted to desktop PCs, servers, notebooks, and workstations.

We estimated the provisional fair values of the assets and liabilities of the MMJ Group as of the July 31, 2013 acquisition date using an in-use model, which reflects its value through its use in combination with other assets as a group and we recognized a gain in 2013 of $1.48 billion. In the second quarter of 2014, the provisional amounts recorded in connection with the MMJ Acquisition were adjusted, primarily for pre-petition liabilities, and we recognized a charge in 2014 for these measurement period adjustments. The valuation of assets acquired and liabilities assumed were as follows:

Assets acquired and liabilities assumed:
Cash and equivalents	$999
Receivables	697
Inventories	962
Restricted cash	557
Other current assets	142
Property, plant and equipment	935
Equity method investment	40
Intangible assets	10
Deferred tax assets	811
Other noncurrent assets	66
Accounts payable and accrued expenses	(409)
Current portion of long-term debt	(673)
Long-term debt	(1,461)
Other noncurrent liabilities	(75)
Total net assets acquired	2,601
Noncontrolling interest in MMJ	168
Consideration	949
Preliminary gain on acquisition recognized in 2013	1,484
Adjustment for preliminary pre-petition liabilities	(33)
Final gain on acquisition	$1,451

Our results of operations for 2013 included $355 million of net sales and $46 million of operating income from the MMJ Group's operations after the July 31, 2013 acquisition date. Selling, general, and administrative expenses in our results of operations for 2013 included transaction costs of $50 million incurred in connection with the MMJ Acquisition.

The acquisition of MMJ was pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into in July 2012 with the trustees of the MMJ Companies pursuant to and in connection with the MMJ Companies' corporate reorganization proceedings under the Corporate Reorganization Act of Japan. As a result of the Japan Proceedings, for so long as such proceedings are continuing, the MMJ Companies are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends to us as any such dividends would have to be first paid to the MMJ Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary-course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside the ordinary course of business and may require consent of MMJ's trustees or, in certain cases, approval by the Japan Court. As a result, the assets of the MMJ Companies, while available to satisfy the MMJ Companies' installment payments and other obligations, capital expenditures, and other operating needs of the MMJ Companies, are not available for use by us in our other operations. Certain uses of the assets of the MMJ Companies, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees or, in certain cases, approval by the Japan Court. Disposition of certain assets of the MMJ Companies may also require consent of one or more of the secured creditors.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations as if the MMJ Acquisition had occurred on September 2, 2011.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets; depreciation of property, plant, and equipment; interest expense; and elimination of intercompany activities.  The historical results of operations of the MMJ Group for the eleven months ended May 31, 2013 included a gain of $1.69 billion for the forgiveness of debt related to liabilities subject to compromise upon approval of the plans of reorganization by the creditors and the Japan Court. No adjustments were made to the unaudited pro forma financial information for this item, consistent with the requirements for preparation of the pro forma financial information. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the MMJ Acquisition occurred on September 2, 2011.

For the year ended	2013
Net sales	$12,494
Net income	3,825
Net income attributable to Micron	3,770

Earnings per share:
Basic	$3.69
Diluted	3.57

The unaudited pro forma financial information for 2013 includes our results for the year ended August 29, 2013, which includes one month of results from the MMJ Group following the closing of the MMJ Acquisition, and the results of the MMJ Group, including the adjustments described above, for the eleven months ended May 31, 2013.

Cash and Investments

Cash and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	September 3, 2015				August 28, 2014
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value
Cash	$1,684	$—	$—	$1,684	$2,445	$—	$—	$2,445
Level 1(1)
Money market funds	168	—	—	168	1,281	—	—	1,281
Marketable equity securities	—	—	—	—	—	—	1	1
	168	—	—	168	1,281	—	1	1,282
Level 2(2)
Corporate bonds	2	616	1,261	1,879	—	154	407	561
Government securities	58	391	254	703	—	136	284	420
Asset-backed securities	—	8	575	583	—	1	127	128
Certificates of deposit	311	28	23	362	402	8	—	410
Commercial paper	64	191	—	255	22	85	—	107
	435	1,234	2,113	3,782	424	384	818	1,626
	$2,287	$1,234	$2,113	$5,634	$4,150	$384	$819	$5,353

(1)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(2)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. As of September 3, 2015, no adjustments were made to such pricing information.

(3)	The maturities of our long-term marketable securities generally range from one to four years.

Proceeds from sales of available-for-sale securities for 2015, 2014, and 2013 were $1.49 billion, $355 million, and $526 million, respectively. Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of September 3, 2015, none of our available-for-sale securities had been in a loss position for longer than 12 months.

Receivables

As of	2015	2014
Trade receivables	$2,188	$2,524
Income and other taxes	116	104
Other	203	278
	$2,507	$2,906

As of September 3, 2015 and August 28, 2014, other receivables included $120 million and $70 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash memory and 3D XPoint memory.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

As of	2015	2014
Finished goods	$785	$898
Work in process	1,315	1,372
Raw materials and supplies	240	185
	$2,340	$2,455

Property, Plant and Equipment

As of	2014	Additions	Retirements and Other	2015
Land	$86	$2	$—	$88
Buildings (includes $289 as of 2014 and $271 as of 2015 for capital leases)	5,093	273	(8)	5,358
Equipment(1) (includes $1,113 as of 2014 and $1,192 as of 2015 for capital leases)	17,781	3,805	(566)	21,020
Construction in progress(2)	114	345	(23)	436
Software	358	39	(24)	373
	23,432	4,464	(621)	27,275
Accumulated depreciation (includes $695 as of 2014 and $717 as of 2015 for capital leases)	(14,750)	(2,550)	579	(16,721)
	$8,682	$1,914	$(42)	$10,554

(1)	Included costs related to equipment not placed into service of $928 million and $826 million, as of September 3, 2015 and August 28, 2014, respectively.

(2)	Included building-related construction and tool installation costs on assets not placed into service.

Depreciation expense was $2.55 billion, $1.99 billion, and $1.72 billion for 2015, 2014, and 2013, respectively. Other noncurrent assets included land held for development of $58 million as of September 3, 2015 and $57 million as of August 28, 2014. As of September 3, 2015, production equipment and buildings with an aggregate carrying value of $248 million and land with a carrying value of $42 million were pledged as collateral under various notes payable. (See "Debt – Other Facilities" note.)

Equity Method Investments

As of	2015		2014
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,332	33%	$914	33%
Tera Probe	38	40%	48	40%
Other	9	Various	9	Various
	$1,379		$971
(1) Entity is a variable interest entity.

As of September 3, 2015, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.33 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreements with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Our share of earnings for 2015 included $49 million for the net effect of Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward and the resulting tax provision in subsequent periods. Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2015	2014	2013
Inotera	$445	$465	$(79)
Tera Probe	1	11	—
Other	1	(2)	(4)
	$447	$474	$(83)

The summarized financial information in the tables below reflects aggregate amounts for our equity method investees. Financial information is presented for equity method investments as of the respective dates and for the periods through which we recorded our proportionate share of each investee's results of operations. Summarized results of operations are presented only for the periods subsequent to the acquisition or through the disposition of our ownership interests.

As of	2015	2014
Current assets	$1,980	$2,233
Noncurrent assets	3,038	2,502
Current liabilities	436	1,417
Noncurrent liabilities	119	254

For the year ended	2015	2014	2013
Net sales	$2,647	$3,382	$1,788
Gross margin	1,253	1,576	1
Operating income (loss)	1,191	1,371	(203)
Net income (loss)	1,361	1,339	(188)

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009.  In 2013, Inotera issued 634 million common shares to Nanya and certain of its affiliates in a private placement at a price equal to 9.47 New Taiwan dollars per share, which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased from 40% to 35% and we recognized a non-operating gain of $48 million in 2013. In 2014, Inotera issued 400 million common shares in a public offering at a price equal to 31.50 New Taiwan dollars per share, which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased from 35% to 33% and we recognized a non-operating gain of $93 million in 2014. As of September 3, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 33% ownership interest, and the remaining ownership interest in Inotera was publicly held.

As of September 3, 2015, the market value of our equity interest in Inotera was $1.53 billion based on the closing trading price of 23.20 New Taiwan dollars per share in an active market. As of September 3, 2015 and August 28, 2014, there were gains of $13 million and $44 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

Since January 2013, we have purchased all of Inotera's DRAM output at prices reflecting discounts from market prices for our comparable components under a supply agreement. In the second quarter of 2015, we executed a supply agreement, to be effective beginning on January 1, 2016 (the "2016 Supply Agreement"), which will replace the current agreement. Under the 2016 Supply Agreement, the price for DRAM products sold to us will be based on a formula that equally shares margin between Inotera and us.  The 2016 Supply Agreement has an initial two-year term, followed by a three-year wind-down period, and contemplates negotiations in late 2016 with respect to a two-year extension, and annual negotiations thereafter with respect to successive one-year extensions.  Upon termination of the initial two-year term of the 2016 Supply Agreement, or any extensions, we would purchase DRAM from Inotera during the wind-down period. Our share of Inotera's capacity would decline over the wind-down period. In 2015 and 2014, our cost of products purchased from Inotera was significantly higher than our cost of similar products manufactured in our wholly-owned facilities. We purchased $2.37 billion, $2.68 billion and $1.26 billion of DRAM products in 2015, 2014, and 2013 respectively.

Tera Probe

In 2013, as part of the MMJ Acquisition, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. The initial net carrying value of our investment was less than our proportionate share of Tera Probe's equity and the difference is being amortized as a credit to our earnings through equity in net income (loss) of equity method investees (the "Tera Probe Amortization"). As of September 3, 2015, the remaining balance of the Tera Probe Amortization was $27 million and is expected to be amortized over a weighted-average period of seven years. Based on closing trading prices, the market value of our equity interest in Tera Probe was $32 million as of September 3, 2015 and $41 million as of June 30, 2015 (the other-than-temporary impairment measurement date for our fourth quarter, commensurate with our lag period). We evaluated our investment in Tera Probe and concluded that the decline in the market value did not indicate an other-than-temporary impairment primarily because of the limited amount of time of the decline and historical volatility of Tera Probe's stock price. In the first quarter of 2015, we recorded an impairment charge of $10 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value, based on its trading price (Level 1 fair value measurement). We incurred manufacturing costs for 2015, 2014, and 2013 of $90 million, $117 million, and $13 million respectively, for services performed by Tera Probe.

Other

Aptina: We held an equity interest in Aptina until August 15, 2014. On August 15, 2014, ON Semiconductor Corporation acquired Aptina for approximately $433 million and we recognized a non-operating gain of $119 million based on our diluted ownership interest of approximately 27%. The gain approximated our share of the consideration because the carrying value of our investment had been reduced to zero in 2012, at which time we ceased recognizing our proportionate share of Aptina's losses.

Through May 3, 2013, we manufactured components for Complementary Metal-Oxide Semiconductor ("CMOS") image sensors for Aptina under a wafer supply agreement.  Subsequent to May 3, 2013, we provided various services for Aptina under a service agreement. For 2014 and 2013, we recognized net sales of $43 million and $182 million, respectively, from products sold to and services performed for Aptina, and cost of goods sold of $37 million and $219 million, respectively. In 2013, we assigned to LFoundry Marsica L.r.l. ("LFoundry") our supply agreement with Aptina to manufacture components for image sensors. (See "Restructure and Asset Impairments" note.)

Intangible Assets

As of	2015		2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$864	$(416)	$809	$(341)
Other	2	(1)	1	(1)
	$866	$(417)	$810	$(342)

During 2015 and 2014, we capitalized $98 million and $177 million, respectively, for product and process technology with weighted-average useful lives of seven years and six years, respectively. Amortization expense was $117 million, $110 million, and $83 million for 2015, 2014, and 2013, respectively.  The expected annual amortization expense for intangible assets held as of September 3, 2015 is $118 million for 2016, $102 million for 2017, $93 million for 2018, $43 million for 2019, and $26 million for 2020.

Accounts Payable and Accrued Expenses

As of	2015	2014
Accounts payable	$1,020	$996
Property, plant and equipment payables	577	289
Related party payables	338	673
Salaries, wages and benefits	321	456
Income and other taxes	85	71
Customer advances	15	98
Other	255	281
	$2,611	$2,864

As of September 3, 2015 and August 28, 2014, related party payables included $327 million and $660 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of September 3, 2015 and August 28, 2014, related party payables also included $11 million and $13 million, respectively, due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

As of August 28, 2014, customer advances included $90 million, and other noncurrent liabilities also included $90 million, for amounts received from a customer in 2014 under a DRAM supply agreement, all of which was applied to purchases during 2015.

Debt

			2015			2014
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.25%	$161	$701	$862	$192	$939	$1,131
Capital lease obligations(2)	N/A	N/A	326	466	792	323	588	911
1.258% notes	1.258%	1.97%	87	217	304	86	305	391
2022 senior notes	5.875%	6.14%	—	589	589	—	587	587
2023 senior notes	5.250%	5.43%	—	988	988	—	—	—
2024 senior notes	5.250%	5.38%	—	545	545	—	—	—
2025 senior notes	5.500%	5.56%	—	1,138	1,138	—	1,137	1,137
2026 senior notes	5.625%	5.73%	—	446	446	—	—	—
2031B convertible senior notes(3)	1.875%	6.98%	—	—	—	361	—	361
2032C convertible senior notes(4)	2.375%	5.95%	—	197	197	—	309	309
2032D convertible senior notes(4)	3.125%	6.33%	—	150	150	—	284	284
2033E convertible senior notes(4)	1.625%	4.50%	217	—	217	272	—	272
2033F convertible senior notes(4)	2.125%	4.93%	264	—	264	260	—	260
2043G convertible senior notes	3.000%	6.76%	—	644	644	—	631	631
Other notes payable	2.209%	2.38%	34	171	205	124	113	237
			$1,089	$6,252	$7,341	$1,618	$4,893	$6,511

(1)
We have either the obligation or the option to pay cash for the principal amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2) Weighted-average imputed rate of 3.7% and 4.3% as of September 3, 2015 and August 28, 2014, respectively.

(3)
Amount recorded for 2014 included the debt and equity components. The equity component was reclassified to a debt liability as a result of our obligation to settle the conversions of the 2031B Notes in cash.

(4)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on June 30, 2015 exceeded 130% of the conversion price per share, holders had the right to convert their notes at any time during the calendar quarter ended September 30, 2015. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended September 30, 2015; therefore, these notes are convertible by the holders through December 31, 2015. The 2033 Notes are classified as current because the terms of these notes require us to pay cash for the principal amount of any converted notes.

		2015			2014
As of	Expected Remaining Term (Years)(1)	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
MMJ creditor installment payments	4	$1,012	$(150)	$862	$1,369	$(238)	$1,131
Capital lease obligations	4	792	—	792	911	—	911
1.258% notes	3	323	(19)	304	416	(25)	391
2022 Notes	6	600	(11)	589	600	(13)	587
2023 Notes	8	1,000	(12)	988	—	—	—
2024 Notes	8	550	(5)	545	—	—	—
2025 Notes	9	1,150	(12)	1,138	1,150	(13)	1,137
2026 Notes	10	450	(4)	446	—	—	—
2031B Notes(2)	N/A	—	—	—	114	(28)	361
2032C Notes	4	224	(27)	197	362	(53)	309
2032D Notes	6	177	(27)	150	344	(60)	284
2033E Notes	2	233	(16)	217	300	(28)	272
2033F Notes	4	297	(33)	264	300	(40)	260
2043G Notes(3)	13	1,025	(381)	644	1,025	(394)	631
Other notes payable	4	205	—	205	243	(6)	237
		$8,038	$(697)	$7,341	$7,134	$(898)	$6,511

(1)
Expected remaining term for amortization of the remaining unamortized discount and debt issuance costs as of September 3, 2015. The expected remaining term of the 2031B Notes was not applicable because the notes were not outstanding as of September 3, 2015. Expected remaining term for capital lease obligations is the weighted-average remaining term.

(2) As holders had elected to convert these notes and we elected to settle the conversions in cash, the net carrying amount for 2014 included the debt component and equity component, which were reclassified to a debt liability as a result of our obligation to settle the conversions of the 2031B Notes in cash, resulting in an aggregate liability of $389 million. The outstanding principal reflects the original principal of the 2031B Notes.
(3) The 2043G Notes have an original principal amount of $820 million that accretes up to $917 million through the expected term on November 15, 2028 and $1.03 billion at maturity in 2043. The discount is based on the principal at maturity. See "2043G Notes" below.

Our convertible and senior notes are unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness, and are effectively subordinated to all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  Our parent company, Micron, has $5.18 billion of debt (net of unamortized discount and debt issuance costs), including all of our convertible notes and the 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, and 2026 Notes, that is structurally subordinated to all liabilities of its subsidiaries, including trade payables. Micron guarantees certain debt obligations of its subsidiaries. Micron does not guarantee the MMJ creditor installment payments.  Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of Micron's other existing and future unsecured indebtedness.

2015 Debt Restructure

In 2015, we consummated a number of transactions to restructure our debt, including conversions and settlements, repurchases of convertible notes, issuances of non-convertible notes, and the early repayment of a note. The following table presents the effect of each of the actions in 2015:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	(Loss) Gain(1)
Conversions and settlements:
2031B Notes	$(114)	$(361)	$(389)	$—	$(24)
2033E Notes	(7)	(6)	(19)	(15)	2
	(121)	(367)	(408)	(15)	(22)

Repurchases:
2032C Notes	(139)	(121)	(415)	(283)	(10)
2032D Notes	(166)	(140)	(492)	(341)	(11)
2033E Notes	(60)	(56)	(107)	(49)	(1)
2033F Notes	(3)	(2)	(5)	(3)	—
	(368)	(319)	(1,019)	(676)	(22)

Issuances:
2023 Notes	1,000	988	988	—	—
2024 Notes	550	545	545	—	—
2026 Notes	450	446	446	—	—
	2,000	1,979	1,979	—	—

Early repayment	(121)	(115)	(122)	—	(5)

	$1,390	$1,178	$430	$(691)	$(49)

(1)	Included in other non-operating expense.

Conversions and Settlements: During 2015, we had the following debt conversions and settlements:

2031B Notes: On July 23, 2014, we called for the redemption of our remaining 2031B Notes effective on August 22, 2014. Prior to such effective date, substantially all of the holders of our 2031B Notes exercised their option to convert their notes and, in each case, we elected to settle the amount due upon conversion entirely in cash. These notes were cash settled in 2015.

2033E Notes: During 2015, holders converted a portion of our 2033E Notes, and we elected to settle the amounts due upon conversion entirely in cash.

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

Repurchases: During 2015, we repurchased portions of our convertible 2032C Notes, 2032D Notes, 2033E Notes, and 2033F Notes. The liability and equity components of the repurchased notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the repurchased notes affected debt and equity.

Issuances: On April 30, 2015, we issued $550 million in principal amount of 2024 Notes due January 2024 and $450 million in principal amount of 2026 Notes due January 2026. On February 3, 2015, we issued $1.00 billion in principal amount of 2023 Notes due August 2023. Issuance costs for these notes totaled $21 million. (See further discussion in "Senior Notes" below.)

Early Repayment: On October 17, 2014, we repaid a note prior to its scheduled maturity.

2014 Debt Restructure

In 2014, we consummated a number of transactions to restructure our debt, including exchanges, conversions and settlements, repurchases of convertible notes, issuances of non-convertible notes, and early repayments of notes. The following table presents the net effect of each of the actions:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	Loss(1)
Exchanges	$585	$282	$—	$(238)	$49
Conversions and settlements	(770)	(434)	(1,446)	(886)	130
Repurchases	(320)	(264)	(857)	(567)	23
Issuances	2,212	2,157	2,157	—	—
Early repayments	(336)	(332)	(339)	—	3
	$1,371	$1,409	$(485)	$(1,691)	$205

(1)	$184 million included in other non-operating expense and $21 million included in interest expense

•	Exchanges: Exchanged $440 million in aggregate principal amount of our 2027 Notes, 2031A Notes, and 2031B Notes into $1.03 billion principal amount at maturity of 2043G Notes.

•
Conversions and Settlements: Holders of substantially all of our remaining 2014 Notes, 2027 Notes, and 2031A Notes (with an aggregate principal amount of $770 million) converted their notes and we settled the conversions in cash for $1.45 billion. Holders of substantially all of our remaining 2031B Notes converted their notes in August 2014. As a result of our election to settle the conversion amounts entirely in cash, the settlement obligations became derivative debt liabilities, increasing the carrying value of the 2031B Notes by $275 million in 2014 before being cash settled in 2015.

•	Repurchases: Repurchased $320 million in aggregate principal amount of our convertible 2031B Notes, 2032C Notes, and 2032D Notes for an aggregate of $857 million in cash.

•
Issuances: Issued $600 million in principal amount of the 2022 Notes and $1.15 billion in principal amount of the 2025 Notes, and issued $462 million in principal amount of the 1.258% senior notes due 2019.

•	Early Repayments: Repaid $332 million of notes and capital leases prior to their scheduled maturities.

2013 Debt Restructure

During 2013, we repurchased $464 million in aggregate principal amount of our 2014 Notes for $477 million in cash. The liability and equity components of the 2014 Notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, the repurchase resulted in the derecognition of $430 million in debt for the principal amount (net of $34 million of debt discount) and $15 million in additional capital for the equity component. We recognized a loss of $31 million in 2013, which was included in other non-operating expense.

MMJ Creditor Installment Payments

Under the MMJ Companies' plans of reorganization, which set forth the treatment of the MMJ Companies' pre-petition creditors and their claims, the MMJ Companies were required to pay 200 billion yen, less certain expenses of the reorganization proceedings and other items, to their secured and unsecured creditors in 7 annual installment payments (the "MMJ Creditor Installment Payments"). The MMJ Creditor Installment Payments do not provide for interest and were recorded at fair value in the MMJ Acquisition. The fair-value discount is accreted to interest expense over the term of the installment payments.

Under the MMJ Companies' corporate reorganization proceedings, the secured creditors of MMJ will recover 100% of their amount of their fixed claims in 6 annual installment payments through December 2018 and the unsecured creditors will recover at least 17.4% of the amount of their fixed claims in 7 annual installment payments through December 2019. In December 2014, we paid the second installment payment of 21 billion yen to the reorganization creditors of the MMJ Companies. The secured creditors of MAI were paid in full with a portion of the first installment payment made in October 2013, while the unsecured creditors of MAI will recover at least 19% of the amount of their claims in 7 installment payments through December 2019. The remaining portion of the unsecured claims of the creditors of the MMJ Companies not recovered pursuant to the Reorganization Proceedings will be discharged, without payment, through December 2019.

The following table presents the remaining amounts of MMJ Creditor Installment Payments (stated in Japanese yen and U.S. dollars) and the amount of unamortized discount as of September 3, 2015:

2016	¥19,813	$165
2017	19,840	165
2018	19,762	164
2019	28,687	238
2020	33,642	280
	121,744	1,012
Less unamortized discount	(17,981)	(150)
	¥103,763	$862

Pursuant to the terms of the Sponsor Agreement, we entered into a series of agreements with the MMJ Companies, including supply agreements, research and development services agreements, and general services agreements, which are intended to generate operating cash flows to meet the requirements of the MMJ Companies' businesses, including the funding of the MMJ Creditor Installment Payments.

Capital Lease Obligations

In 2015, we recorded capital lease obligations aggregating $324 million, including $291 million related to equipment sale-leaseback transactions, at a weighted-average effective interest rate of 3.2%, payable in periodic installments through May 2019. In 2014, we recorded capital lease obligations aggregating $121 million at a weighted-average effective interest rate of 4.6%, payable in periodic installments through December 2023.

1.258% Notes

On December 20, 2013, we issued $462 million in principal amount of the 1.258% Notes. The 1.258% Notes mature on January 15, 2019 and are collateralized by certain equipment, which had a carrying value of $95 million as of September 3, 2015. The principal amount of the 1.258% Notes is payable in 10 semiannual installments in January and July of each year, commencing in July 2014. The Export-Import Bank of the United States (the "Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal and interest on the 1.258% Notes. We paid $23 million to Ex-Im Bank for its guarantee upon issuance of the 1.258% Notes.

The 1.258% Notes contain covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the 1.258% Notes. Events of default also include, among others, the occurrence of any event or circumstance that, in the reasonable judgment of Ex-Im Bank, is likely materially and adversely to affect our ability to perform any payment obligation, or any of our other material obligations under the indenture, the 1.258% Notes, or under any other related transaction documents to which Ex-Im Bank is a party.

Cash Redemption at Our Option: At any time prior to the maturity date of the 1.258% Notes, we may redeem the 1.258% Notes, in whole or in part, at a price equal to the principal amount of the 1.258% Notes to be redeemed plus a make-whole premium as described in the indenture, together with accrued and unpaid interest.

Senior Notes

	Issuance Date	Maturity Date	Principal Issued
2022 Notes	Feb 2014	Feb 2022	$600
2023 Notes	Feb 2015	Aug 2023	1,000
2024 Notes	Apr 2015	Jan 2024	550
2025 Notes	Jul 2014	Feb 2025	1,150
2026 Notes	Apr 2015	Jan 2026	450

The senior notes above contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our domestic restricted subsidiaries (which are generally subsidiaries in the U.S. in which we own at least 80% of the voting stock) to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur, or guarantee certain additional secured indebtedness and unsecured indebtedness of our domestic restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer or lease all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Cash Redemption at Our Option: We have the option to redeem these notes. The applicable redemption price will be determined as follows:

	Redemption Period Requiring Payment of:		Redemption up to 35% Using Cash Proceeds From an Equity Offering(3)
	Make-Whole(1)	Premium(2)	Date	Specified Price
2022 Notes	Prior to Feb 15, 2017	On or after Feb 15, 2017	Prior to Feb 15, 2017	105.875%
2023 Notes	Prior to Feb 1, 2018	On or after Feb 1, 2018	Prior to Feb 1, 2018	105.250%
2024 Notes	Prior to May 1, 2018	On or after May 1, 2018	Prior to May 1, 2018	105.250%
2025 Notes	Prior to Aug 1, 2019	On or after Aug 1, 2019	Prior to Aug 1, 2017	105.500%
2026 Notes	Prior to May 1, 2020	On or after May 1, 2020	Prior to May 1, 2018	105.625%

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

(3)
If we redeem prior to the applicable date with net cash proceeds of one or more equity offerings, the price is equal to the amount specified above, together with accrued and unpaid interest, subject to a maximum redemption of 35% of the aggregate principal amount of the respective notes being redeemed.

Convertible Senior Notes

Accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects a nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount initially recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an interest rate for similar nonconvertible debt issued by entities with credit ratings similar to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal through interest expense over the estimated life of the note.

As of September 3, 2015, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of September 3, 2015:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$224	23	$9.63	$12.52	$161
2032D Notes	May 2021	177	18	9.98	12.97	117
2033E Notes	February 2018	233	21	10.93	14.21	121
2033F Notes	February 2020	297	27	10.93	14.21	154
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	—
		$1,956	124			$553

(1)
The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturities of the notes at a price equal to the principal amount thereof plus accrued interest.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2015 for our 2032 Notes and 2033 Notes; therefore, those notes are convertible by the holders through December 31, 2015.

(3)	Based on our closing share price of $16.59 as of September 3, 2015.

(4)	See "2043G Notes."

Carrying amounts of the equity components of our convertible notes, which are included in additional capital in the accompanying consolidated balance sheets were as follows:

As of	2015	2014
2032C Notes	$41	$67
2032D Notes	35	69
2033E Notes (excludes $16 and $27 million in mezzanine equity, respectively)	8	3
2033F Notes (excludes $33 and $41 million in mezzanine equity, respectively)	8	1
2043G Notes	173	173
	$265	$313

Interest expense for our convertible notes, consisting of contractual interest and amortization of discount and issuance costs, aggregated $101 million, $132 million, and $156 million for 2015, 2014, and 2013, respectively. Interest expense by note was as follows:

	Contractual Interest			Amortization of Discount and Issuance Costs
For the year ended	2015	2014	2013	2015	2014	2013
2032C Notes	$8	$11	$13	$9	$12	$14
2032D Notes	9	13	14	6	8	9
2033E Notes	5	5	3	7	7	4
2033F Notes	6	6	3	7	6	3
2043G Notes	31	24	—	13	9	—
Other notes(1)	—	7	27	—	24	66
	$59	$66	$60	$42	$66	$96
(1)    Other notes include the 2014 Notes, 2027 Notes, 2031A Notes, and 2031B Notes.

2031B Notes: On July 26, 2011, we issued $345 million of 2031B Notes due August 2031. During 2014, we exchanged $205 million of aggregate principal amount of 2031B Notes for a portion of the 2043G Notes, repurchased $26 million of aggregate principal amount for cash, and called for the redemption of the remaining $114 million of aggregate principal amount effective on August 22, 2014. Prior to such effective date, substantially all of the holders of the 2031B Notes had converted their notes, which were settled in cash with payments of $389 million in 2015.

2032C and 2032D Notes: On April 18, 2012, we issued $550 million of the 2032C Notes and $450 million of the 2032D Notes, each due May 2032. The initial conversion rate for the 2032C Notes is 103.8907 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.63 per share of common stock. The initial conversion rate for the 2032D Notes is 100.1803 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.98 per share of common stock. Interest is payable in May and November of each year. During 2015 and 2014, we repurchased $139 million and $188 million, respectively of aggregate principal amounts of the 2032C Notes and $166 million and $106 million, respectively of aggregate principal amounts of the 2032D Notes, for cash.

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

Cash Redemption at Our Option: We may redeem for cash the 2032C Notes on or after May 1, 2016 and the 2032D Notes on or after May 1, 2017 if the volume weighted average price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period. The redemption price will equal the principal amount plus accrued and unpaid interest. If we redeem the 2032C Notes prior to May 4, 2019, or the 2032D Notes prior to May 4, 2021, we will also pay a make-whole premium in cash equal to the present value of all remaining scheduled payments of interest from the redemption date to May 4, 2019 for the 2032C Notes, or to May 4, 2021 for the 2032D Notes, using a discount rate equal to 1.5%.

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

2033E and 2033F Notes: On February 12, 2013, we issued $300 million of the 2033E Notes and $300 million of the 2033F Notes. The initial conversion rate for the 2033 Notes is 91.4808 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $10.93 per share of common stock. Interest is payable in February and August of each year. During 2015, holders converted $7 million of aggregate principal amounts of the 2033E Notes, and we elected to settle the amounts due upon conversion entirely in cash. During 2015, we repurchased $60 million of aggregate principal amounts of the 2033E Notes and $3 million of aggregate principal amounts of the 2033F Notes, for cash.

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

2043G Notes: On November 12, 2013, we issued $1.03 billion principal amount of the 2043G Notes in exchange for $440 million in aggregate principal amount of our 2027 Notes, 2031A Notes, and 2031B Notes. Each $1,000 of principal amount at maturity had an original issue price of $800. An amount equal to the difference between the original issue price and the principal amount at maturity will accrete in accordance with a schedule set forth in the indenture.  The original principal amount of $820 million accretes up to $1.03 billion at maturity in 2043. The initial conversion rate for the 2043G Notes is 34.2936 shares of common stock per $1,000 principal amount at maturity, equivalent to an initial conversion price of approximately $29.16 per share of common stock. Interest is payable in May and November of each year.

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

Cash Redemption at Our Option: Prior to November 20, 2018, we may redeem for cash the 2043G Notes if the volume weighted average price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period. The redemption price will equal the principal amount at maturity plus accrued and unpaid interest. On or after November 20, 2018, we may redeem for cash the 2043G Notes without regard to the closing price of our common stock at a price equal the accreted principal amount plus accrued and unpaid interest. If we redeem the 2043G Notes prior to November 20, 2018, we are required to pay in cash a make-whole premium as specified in the indenture.

Cash Repurchase at the Option of the Holder: Holders of the 2043G Notes may require us to repurchase for cash all or a portion of the 2043G Notes on November 15, 2028 at a price equal to the accreted principal amount of $917 million plus accrued and unpaid interest. Holders of the 2043G Notes may also require us to repurchase for cash all or a portion of their 2043G Notes at a price equal to the accreted principal amount plus accrued and unpaid interest upon a change in control or a termination of trading, as defined in the indenture.

Other Facilities

Revolving Credit Facilities: On February 12, 2015, we terminated our unused $255 million senior three-year revolving credit facility and entered into a senior five-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $750 million or 80% of the net outstanding balance of certain trade receivables, as defined in the facility agreement. Any amounts drawn are collateralized by a security interest in such trade receivables.  The credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on certain of our operations, assets, prospects, business, or condition, and including negative covenants that limit or restrict our ability to create liens on, or dispose of, the collateral underlying the obligations under this facility.  Interest is payable on any outstanding principal balance at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging between 1.75% to 2.25%, depending upon the utilized portion of the facility.  On April 16, 2015, we drew $75 million under this facility at an interest rate equal to 2.15% per annum. As of September 3, 2015, $75 million of principal was outstanding under this facility and $572 million was available for us to draw.

On December 2, 2014, we terminated our unused $153 million senior three-year revolving credit facility and entered into a senior five-year revolving credit facility, collateralized by a security interest in certain trade receivables and inventory. The new credit facility has an aggregate revolving commitment which is subject to certain adjustments, including an availability block that effectively limits the maximum amount we could draw to $540 million. Additionally, the maximum amount we could draw may decrease further if the value, as defined, of our trade receivables and inventory collateralizing the credit facility decreases below a specified threshold. The credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate not to exceed LIBOR plus an applicable margin ranging between 1.25% to 1.75%, depending upon the utilized portion of the facility. On April 16, 2015, we drew $50 million under this facility at an interest rate equal to 1.65% per annum. As of September 3, 2015, $50 million of principal was outstanding under this facility and $270 million was available for us to draw.

Other Facilities: On April 14, 2015, our IMFT joint venture entered into a commitment letter and progress payment agreement to obtain up to $275 million of financing collateralized by semiconductor production equipment. The facility was terminated in September 2015 and not utilized.

On May 28, 2015, we entered into a term loan agreement to obtain financing collateralized by certain property, plant, and equipment. Subject to customary conditions, we can draw up to 6.90 billion New Taiwan dollars or an equivalent amount in U.S. dollars (approximately $213 million as of September 3, 2015). On June 18, 2015, we drew $40 million under this arrangement. Subsequent draws must occur by December 18, 2015. Amounts drawn will be made subject to a three-year loan, with equal quarterly principal payments beginning six months after the initial draw. Amounts drawn in New Taiwan dollars will accrue interest at a variable rate equal to the three-month Taipei Interbank Offered Rate ("TAIBOR") plus a margin not to exceed 2.0%. Amounts drawn in U.S. dollars will accrue interest at a variable rate equal to the three-month LIBOR plus a margin not to exceed 2.2%. As of September 3, 2015, the outstanding balance was $40 million.

On March 13, 2015, we borrowed $47 million under a two-year note, collateralized by certain property, plant, and equipment. The note is payable in equal quarterly installments, plus interest at a variable rate equal to the 90-day TAIBOR plus 1.65% per annum. As of September 3, 2015, the outstanding balance was $40 million.

During 2015, we repaid, prior to their scheduled maturities, an aggregate of $159 million to close certain other notes payable with a weighted-average annual interest rate of 2.44% and repaid, according to the scheduled payment terms, another note payable of $127 million, which amount represented the present value of monthly installment payments for the acquisition of an additional 9.9% interest in MMT.

Maturities of Notes Payable and Future Minimum Lease Payments

As of September 3, 2015, maturities of notes payable (including the MMJ Creditor Installment Payments) and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2016	$291	$349
2017	289	173
2018	504	131
2019	508	91
2020	702	32
2021 and thereafter	4,844	76
Unamortized discounts and interest, respectively	(589)	(60)
	$6,549	$792

Retrospective Application of a New Accounting Standard

Effective in the fourth quarter of 2015, we adopted ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, as appropriate, consistent with debt discounts, as opposed to an asset. The new accounting standard required retrospective application; therefore, our financial statements and notes to these statements contained herein have been adjusted to reflect the impact of adopting this new accounting standard. The following table sets forth the financial statement line items affected by retrospective application of this new accounting standard:

As of August 28, 2014	Previously Reported	Effect of Adoption	Retrospectively Adjusted
Other noncurrent assets	$497	$(82)	$415
Current debt	1,638	(20)	1,618
Long-term debt	4,955	(62)	4,893
Redeemable convertible debt	57	11	68
Additional capital	7,879	(11)	7,868

Commitments

As of September 3, 2015, we had commitments of approximately $1.62 billion for the acquisition of property, plant, and equipment.  We lease certain facilities and equipment under operating leases.  Total rental expense was $48 million, $57 million, and $41 million for 2015, 2014, and 2013, respectively.  Minimum future operating lease commitments as of September 3, 2015 were as follows:

2016	$218
2017	296
2018	106
2019	15
2020	12
2021 and thereafter	35
$682

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

On November 21, 2014, Elm 3DS Innovations, LLC ("Elm") filed a patent infringement action against Micron, Micron Semiconductor Products, Inc., and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe thirteen U.S. patents and seeks damages, attorneys’ fees, and costs.

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against us in the U.S. District Court for the District of Delaware.  The complaint alleges that a variety of our NAND Flash products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs.

Among other things, the above lawsuits pertain to certain of our DDR DRAM, DDR2 DRAM, DDR3 DRAM, DDR4 DRAM, SDR SDRAM, PSRAM, RLDRAM, LPDRAM, NAND Flash, and certain other memory products we manufacture, which account for a significant portion of our net sales.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of September 3, 2015, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court. The next hearing on the matter has not yet been scheduled.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of September 3, 2015, the Inotera Shares had a carrying value in equity method investments for purposes of our financial reporting of $683 million and a market value of $846 million.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The 2033 Notes were convertible at the option of the holders as of September 3, 2015 and August 28, 2014. Therefore, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $49 million as of September 3, 2015 and $68 million as of August 28, 2014 was classified as redeemable convertible notes in the accompanying consolidated balance sheets. (See "Debt" note.)

Equity

Micron Shareholders' Equity

Common Stock Repurchases:  Since the first quarter of 2015, our Board of Directors has authorized the repurchase of up to $1.25 billion of our outstanding common stock, $250 million of which was authorized in the first quarter of 2016. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, and/or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During 2015, we repurchased 42 million shares for $831 million (including commissions) through open market transactions, which were recorded as treasury stock.

Capped Calls

Issued and Outstanding Capped Calls: We have entered into capped calls, which are intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above a specified initial strike price at the expiration dates. The amounts receivable varies based on the trading price of our stock, up to specified cap prices. The dollar value of the cash or shares that we would receive from the capped calls upon their expiration date ranges from $0 if the trading price of our stock is below the initial strike price for all of the capped calls to $814 million if the trading price of our stock is at or above the cap price for all of the capped calls.  We paid $57 million in 2011 to purchase the 2031 Capped Calls, $103 million in 2012 to purchase the 2032 Capped Calls and $48 million in 2013 to purchase the 2033 Capped Calls. The amounts paid were recorded as charges to additional capital.

The following table presents information related to the issued and outstanding capped calls as of September 3, 2015:

Capped Calls				Strike Price	Cap Price Range		Underlying Common Shares	Value at Expiration(1)
	Expiration Dates				Low	High		Minimum	Maximum
2031	Jan 2016	–	Feb 2016	$9.50	$13.17	$13.17	18	$—	$67
2032C	May 2016	–	Nov 2017	9.80	14.26	15.69	56	—	307
2032D	Nov 2016	–	May 2018	10.16	14.62	16.04	44	—	244
2033E	Jan 2018	–	Feb 2018	10.93	14.51	14.51	27	—	98
2033F	Jan 2020	–	Feb 2020	10.93	14.51	14.51	27	—	98
							172	$—	$814

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

Expiration and Unwind of Capped Calls: A portion of our 2031 Capped Calls expired in the fourth quarter of 2015. We elected share settlement and received 3 million shares of our stock, equivalent to approximately $50 million based on the trading stock price at the time of expiration, which were recorded as treasury stock. In May 2014, we and the counterparties agreed to terminate and unwind a portion of our 2031 Capped Calls. We elected share settlement and received 3 million shares of our stock, equivalent to approximately $86 million based on the trading stock price at the time of the unwind. The shares received in May 2014 were retired from treasury stock in 2014.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the year ended September 3, 2015, were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of August 28, 2014	$42	$12	$1	$1	$56
Other comprehensive income (loss) before reclassifications	(42)	(11)	(2)	33	(22)
Amount reclassified out of accumulated other comprehensive income	—	(6)	(2)	(2)	(10)
Tax effects	—	—	—	(11)	(11)
Other comprehensive income (loss)	(42)	(17)	(4)	20	(43)
Balance as of September 3, 2015	$—	$(5)	$(3)	$21	$13

Noncontrolling Interests in Subsidiaries

As of	2015		2014
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$829	49%	$693	49%
MP Mask(1)	93	50%	93	50%
Other	15	Various	16	Various
	$937		$802
(1) Entity is a variable interest entity.

IMFT: Since inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture NAND Flash and 3D XPoint memory products for the exclusive use of the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Commencing in January 2015, Intel can put to us, and commencing in January 2018, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at that time. If Intel elects to sell to us, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash memory and 3D XPoint memory. Our R&D expenses were reduced by reimbursements from Intel of $224 million, $137 million, and $127 million for 2015, 2014, and 2013, respectively.

We sell a portion of our products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Sales of products to Intel under this arrangement were $420 million, $423 million, and $387 million for 2015, 2014, and 2013, respectively. Receivables from Intel as of September 3, 2015 and August 28, 2014, were $67 million and $66 million, respectively, for these sales.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	2015	2014
Assets
Cash and equivalents	$134	$84
Receivables	79	73
Inventories	65	48
Other current assets	7	5
Total current assets	285	210
Property, plant and equipment, net	1,768	1,545
Other noncurrent assets	49	47
Total assets	$2,102	$1,802

Liabilities
Accounts payable and accrued expenses	$182	$106
Deferred income	9	8
Current debt	22	21
Total current liabilities	213	135
Long-term debt	49	71
Other noncurrent liabilities	100	110
Total liabilities	$362	$316
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

For the year ended	2015	2014	2013
IMFT distributions to Micron	$6	$10	$38
IMFT distributions to Intel	6	10	37
Micron contributions to IMFT	148	106	12
Intel contributions to IMFT	142	102	11

MP Mask: In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  On March 24, 2015, we notified Photronics of our election to terminate MP Mask effective in May 2016. Upon termination, we have the right to acquire Photronics' interest in MP Mask for an amount equal to the noncontrolling interest balance. Since its inception, we and Photronics have each owned approximately 50% of MP Mask.  We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement.

The assets and liabilities of MP Mask included in our consolidated balance sheets were as follows:

As of	2015	2014
Current assets	$21	$24
Noncurrent assets (primarily property, plant and equipment)	180	203
Current liabilities	21	28
Noncurrent liabilities	—	14
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to MP Mask's assets and do not have recourse to any other of our assets.

MMT: As of August 29, 2013, noncontrolling interests in MMT were 11%. In 2014, we purchased additional interests in MMT for an aggregate of $146 million, and as of August 28, 2014, noncontrolling interests in MMT were less than 1%. Substantially all of the MMT shares purchased in 2014 were financed with a short-term loan from a seller. As a result of the purchases of MMT shares in 2014, in aggregate, noncontrolling interests decreased by $180 million and additional capital increased by $34 million.

Restrictions on Net Assets

As a result of the reorganization proceedings of the MMJ Companies initiated on March 23, 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of September 3, 2015 were $3.35 billion for the MMJ Group and $911 million for IMFT, which included cash and equivalents of $748 million for the MMJ Group and $134 million for IMFT. (See "Micron Memory Japan, Inc." note and "IMFT" above.)

As of September 3, 2015, our retained earnings included undistributed earnings from our equity method investees of $232 million.

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

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. In addition to the fair value measurements disclosed in the "Cash and Investments" note, as of September 3, 2015 and August 28, 2014, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $45 million and $27 million, respectively, valued using Level 2 fair value measurements.

In connection with our repurchases of debt in 2015, 2014, and 2013, we determined the fair value of the debt components of our convertible notes as if they were stand-alone instruments, using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours (Level 2).

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine equity components of our convertible notes) were as follows:

As of	2015		2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$5,020	$5,077	$3,634	$3,483
Convertible notes	2,508	1,472	5,886	2,117

The fair values of our convertible notes were determined based on inputs that were observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that were observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our notes, when available, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

In connection with our restructure and asset impairment charges in 2014 and 2013, the fair value of our 200mm wafer fabrication equipment in Kiryat Gat, Israel was determined primarily based on the expected proceeds from the sale and the fair value of a supply agreement to manufacture NOR flash memory at the facility (Level 3). The fair values of our MIT assets and our Light-emitting Diode ("LED") production assets were based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment (Level 3). (See "Restructure and Asset Impairments" note.)

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

To hedge our exposures to monetary assets and liabilities, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days.  At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). In connection with the currency exchange rate risk associated with the MMJ Acquisition in July 2013, we entered into currency exchange transactions (the "MMJ Acquisition Hedges"). The MMJ Acquisition Hedges were not designated for hedge accounting and were remeasured at fair value each period. We recorded losses from the MMJ Acquisition Hedges of $228 million in 2013. To mitigate the risk of the yen strengthening against the U.S. dollar on the MMJ creditor installment payments due in December 2014 and December 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In the first quarter of 2015, we paid $33 million to settle the 20 billion yen forward contracts.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net.

Convertible Notes Settlement Obligations: During 2015, holders elected to convert a portion of our 2033E Notes. In 2014, holders elected to convert substantially all of our remaining 2014 Notes, 2027 Notes, 2031A Notes, and 2031B Notes. As a result of our elections to settle the amounts due upon conversion in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days, beginning on the dates we notified the holder of our intention to settle the obligation in cash through the settlement dates. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurements and final settlement amounts of our convertible note settlement obligations were based on the volume-weighted average stock price (Level 2 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Assets(2)	Current Liabilities(3)	Noncurrent Liabilities(4)
As of September 3, 2015
Currency forward contracts:
Yen	$928	$—	$(24)	$—
Singapore dollar	282	—	—	—
New Taiwan dollar	89	—	—	—
Yuan	32	1	—	—
Euro	29	—	—	—
Shekel	27	—	—	—
British Pound	19	—	—	—
	$1,406	$1	$(24)	$—
As of August 28, 2014
Currency forward contracts:
Yen	$554	$—	$(12)	$(6)
Singapore dollar	330	—	—	—
Euro	245	—	(1)	—
Shekel	62	—	(1)	—
	$1,191

Convertible notes settlement obligations	12	—	(389)	—
		$—	$(403)	$(6)

(1)	Notional amounts of forward contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Included in other noncurrent liabilities.

Net gains (losses) for derivative instruments without hedge accounting designation were included in other non-operating income (expense), net as follows:

For the year ended	2015	2014	2013
Foreign exchange contracts	$(64)	$(27)	$(222)
Convertible notes settlement obligations	7	(59)	—

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

For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss).  Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same line items of the consolidated statements of operations and in the same periods in which the underlying transactions affect earnings. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense), net.  Total notional amounts and gross fair values for derivative instruments with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of September 3, 2015
Yen	$81	$3	$—
Euro	12	—	—
	$93	$3	$—
As of August 28, 2014
Yen	$94	$—	$(2)
Euro	24	—	—
	$118	$—	$(2)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For 2015, 2014, and 2013, we recognized losses of $10 million, $4 million, and $8 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant in 2015, 2014, or 2013.  For 2015, 2014, and 2013, we reclassified gains of $6 million, $4 million, and $1 million, respectively, from accumulated other comprehensive income (loss) to earnings. As of September 3, 2015, $3 million of net gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

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

We enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty under these arrangements have been presented in our consolidated balance sheets on a net basis. As of September 3, 2015 and August 28, 2014, amounts netted were not significant.

Equity Plans

As of September 3, 2015, our equity plans permit us to issue an aggregate of up to 170 million shares of common stock, of which 112 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options issued after February 2014 generally expire eight years from the date of grant. Options issued prior to February 2014 generally expire six years from the date of grant.

Option activity for 2015 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at August 28, 2014	48	$10.57
Granted	8	34.45
Exercised	(10)	7.35
Canceled or expired	(2)	15.93
Outstanding at September 3, 2015	44	15.33	3.8	$256

Exercisable at September 3, 2015	18	$9.33	2.4	$145
Expected to vest after September 3, 2015	25	19.11	4.7	109

The total intrinsic value was $229 million, $421 million, and $103 million for options exercised during 2015, 2014, and 2013, respectively.

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2015	2014	2013
Stock options granted	8	12	18
Weighted-average grant-date fair value per share	$14.79	$9.64	$3.34
Average expected life in years	5.6	4.9	5.1
Weighted-average expected volatility	45%	48%	59%
Weighted-average risk-free interest rate	1.7%	1.6%	0.7%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of September 3, 2015, there were 14 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity for 2015 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at August 28, 2014	13	$15.08
Granted	7	32.60
Restrictions lapsed	(5)	13.48
Canceled	(1)	19.81
Outstanding at September 3, 2015	14	23.88

Expected to vest after September 3, 2015	13	$23.78

For the year ended	2015	2014	2013
Restricted stock awards granted	7	7	7
Weighted-average grant-date fair values per share	$32.60	$21.88	$6.23
Aggregate fair values at vesting date	155	115	17

Stock-based Compensation Expense

For the year ended	2015	2014	2013
Stock-based compensation expense by caption:
Cost of goods sold	$65	$39	$27
Selling, general and administrative	60	50	45
Research and development	42	25	18
Other	1	1	1
	$168	$115	$91

Stock-based compensation expense by type of award:
Stock options	$81	$61	$57
Restricted stock awards	87	54	34
	$168	$115	$91

Stock-based compensation expense of $9 million and $9 million was capitalized and remained in inventory as of September 3, 2015 and August 28, 2014, respectively. As of September 3, 2015, $384 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized through the fourth quarter of 2019, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees

We have 401(k) retirement plans under which U.S. employees may contribute up to 75% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in our stock.  We match in cash eligible contributions from employees up to 5% of the employee's annual eligible earnings. Contribution expense for the 401(k) plans was $55 million, $44 million, and $41 million in 2015, 2014, and 2013, respectively.

Retirement Plans

We have pension plans in various countries.  The pension plans are only available to local employees and are generally government mandated.  As of September 3, 2015, the projected benefit obligations of our plans was $132 million and plan assets were $105 million. As of August 28, 2014, the projected benefit obligations of our plans was $164 million and plan assets were $90 million. Pension expense was not significant for 2015, 2014, or 2013.

Restructure and Asset Impairments

For the year ended	2015	2014	2013
Loss on impairment of LED assets	$1	$(6)	$33
Loss on impairment of MIT assets	—	(5)	62
Gain on termination of lease to Transform	—	—	(25)
Loss on restructure of ST Consortium agreement	—	—	26
Other	2	51	30
	$3	$40	$126

In order to optimize operations, improve efficiency, and increase our focus on our core memory operations, we have entered into various restructure activities. For 2014, our MBU and EBU operating segments recorded restructure and asset impairment charges of $21 million and $20 million, respectively. For 2013, restructure and asset impairment charges of $20 million, $14 million, $12 million, and $12 million were recognized by our SBU, EBU, MBU, and CNBU operating segments, respectively. The remaining restructure and asset impairment charges were recognized by our other segments that do not meet the thresholds of a reportable segment. As of September 3, 2015, we do not anticipate incurring any significant additional costs for these restructure activities.

For 2014 and 2013, other restructure included charges associated with workforce optimization activities and with our efforts to wind down our 200mm operations primarily in Agrate, Italy and Kiryat Gat, Israel.

For 2013, we also recognized charges of $33 million primarily to impair certain production assets used in the development of LED technology, $62 million to impair the assets of MIT, a wholly-owned subsidiary, to their estimated fair values in connection with the sale of MIT to LFoundry, and $26 million in connection with the restructure of a consortium agreement with ST, whereby certain assets and approximately 500 employees from our Agrate, Italy fabrication facility were transferred to ST. For 2013, we also recognized a gain of $25 million related to the termination of a lease with Transform Solar Pty Ltd. ("Transform"), an equity method investee, to a portion of our manufacturing facilities in Boise, Idaho.

Other Operating (Income) Expense, Net

For the year ended	2015	2014	2013
(Gain) loss on disposition of property, plant and equipment	$(17)	$10	$(3)
Rambus settlement	—	233	—
Other	(28)	(11)	(5)
	$(45)	$232	$(8)

In December 2013, we settled all pending litigation between us and Rambus, Inc., including all antitrust and patent matters.  We also entered into a seven-year term patent cross-license agreement with Rambus, Inc. that allows us to avoid costs of patent-related litigation during the term.  The primary benefits we received from these arrangements were (1) the settlement and termination of all existing litigation, (2) the avoidance of future litigation expenses and (3) the avoidance of future management and customer disruptions.  As a result, other operating expense for 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Other Non-Operating Income (Expense), Net

For the year ended	2015	2014	2013
Loss on restructure of debt	$(49)	$(184)	$(31)
Gain (loss) from changes in currency exchange rates	(27)	(28)	(229)
Gain from disposition of interest in Aptina	1	119	—
Gain from issuance of Inotera shares	—	93	48
Other	22	8	(6)
	$(53)	$8	$(218)

Income Taxes

For the year ended	2015	2014	2013
Income before income taxes, net income attributable to noncontrolling interests and equity in net income (loss) of equity method investees:
Foreign	$2,431	$2,619	$839
U.S.	178	114	446
	$2,609	$2,733	$1,285

Income tax (provision) benefit:
Current:
Foreign	$(93)	$(46)	$(17)
State	(1)	(2)	—
U.S. federal	6	(3)	—
	(88)	(51)	(17)
Deferred:
Foreign	(85)	(81)	9
U.S. federal	15	4	—
State	1	—	—
	(69)	(77)	9
Income tax (provision) benefit	$(157)	$(128)	$(8)

Income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to income tax (provision) benefit was as follows:

For the year ended	2015	2014	2013
U.S. federal income tax (provision) benefit at statutory rate	$(913)	$(956)	$(450)
Change in unrecognized tax benefits	(118)	(152)	2
Foreign tax rate differential	515	474	339
Change in valuation allowance	260	544	(418)
Noncontrolling investment transactions	57	—	—
Tax credits	53	11	36
State taxes, net of federal benefit	19	(39)	6
Gain on MMJ Acquisition	—	(11)	520
Transaction costs related to the MMJ Acquisition	—	—	(38)
Other	(30)	1	(5)
Income tax (provision) benefit	$(157)	$(128)	$(8)

We operate in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate. We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive agreements that are, in part, conditional upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision for 2015, 2014, and 2013 by $338 million (benefitting our diluted earnings per share by $0.29), $286 million ($0.24 per diluted share), and $141 million ($0.13 per diluted share), respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards.  Deferred tax assets and liabilities consist of the following:

As of	2015	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$2,869	$3,162
Accrued salaries, wages and benefits	143	152
Other accrued liabilities	97	113
Property, plant and equipment	—	284
Other	86	104
Gross deferred tax assets	3,195	3,815
Less valuation allowance	(2,051)	(2,443)
Deferred tax assets, net of valuation allowance	1,144	1,372

Deferred tax liabilities:
Debt discount	(207)	(291)
Unremitted earnings on certain subsidiaries	(162)	(115)
Product and process technology	(43)	(29)
Other	(57)	(67)
Deferred tax liabilities	(469)	(502)

Net deferred tax assets	$675	$870

Reported as:
Current deferred tax assets (included in other current assets)	$104	$228
Noncurrent deferred tax assets	597	816
Current deferred tax liabilities (included in accounts payable and accrued expenses)	(4)	(4)
Noncurrent deferred tax liabilities (included in other noncurrent liabilities)	(22)	(170)
Net deferred tax assets	$675	$870

As of September 3, 2015, we had a valuation allowance of $1.16 billion against substantially all U.S. net deferred tax assets, primarily related to net operating loss carryforwards. The valuation allowance is based on our assessment of the deferred tax assets that are more likely than not to be realized. As of September 3, 2015, we had partial valuation allowances of $710 million for Japan and $177 million for our other foreign subsidiaries against net deferred tax assets, primarily related to net operating loss carryforwards. As of September 3, 2015, we had $3.81 billion of net operating loss carryforwards in Japan of which $2.19 billion is subject to a valuation allowance. Our valuation allowance decreased $392 million in 2015 primarily due to the utilization of U.S. and foreign net operating losses as well as adjustments based on management's assessment of the amount of foreign net operating losses that are more likely than not to be realized.

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

As of September 3, 2015, our federal, state, and foreign net operating loss carryforward amounts and expiration periods as reported to tax authorities, were as follows:

Year of Expiration	U.S. Federal	State	Japan	Other Foreign	Total
2016 - 2020	$—	$103	$1,311	$1,011	$2,425
2021 - 2025	—	265	2,499	294	3,058
2026 - 2030	2,022	1,028	—	—	3,050
2031 - 2035	1,999	652	—	—	2,651
Indefinite	—	—	—	30	30
	$4,021	$2,048	$3,810	$1,335	$11,214

As of September 3, 2015, our federal and state tax credit carryforward amounts and expiration periods as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	Federal	State	Total
2016 - 2020	$20	$65	$85
2021 - 2025	99	43	142
2026 - 2030	65	61	126
2031 - 2035	119	—	119
Indefinite	—	39	39
	$303	$208	$511

We have not recognized deferred tax assets of $307 million for excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting. These excess stock compensation benefits will be credited to additional capital if realized. We use the "with and without" method, as described in ASC 740, for purposes of determining when excess tax benefits have been realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liabilities.  Remaining undistributed earnings of $6.96 billion as of September 3, 2015 have been indefinitely reinvested; therefore, no provision has been made for taxes due on approximately $8.52 billion of the excess of the financial reporting amount over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested. Generally, this amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

For the year ended	2015	2014	2013
Beginning unrecognized tax benefits	$228	$78	$77
Increases related to tax positions taken during current year	119	152	4
Increases related to tax positions from prior years	17	—	—
Foreign currency translation increases (decreases) to tax positions	(6)	1	4
Lapse of statute of limitations	(6)	(1)	—
Settlements with tax authorities	(1)	(1)	(8)
Decreases related to tax positions from prior years	—	(1)	—
Unrecognized tax benefits acquired in current year	—	—	1
Ending unrecognized tax benefits	$351	$228	$78

Included in the unrecognized tax benefits balance as of September 3, 2015, August 28, 2014, and August 29, 2013 were $53 million, $66 million, and $63 million, respectively, of unrecognized income tax benefits, which if recognized, would affect our effective tax rate.  The increase in unrecognized tax benefits in 2015 primarily related to transfer pricing and other matters which were substantially offset by changes in our deferred tax asset valuation allowance. We recognize interest and penalties related to income tax matters within income tax expense. As of September 3, 2015, August 28, 2014, and August 29, 2013, the amount accrued for interest and penalties related to uncertain tax positions was $16 million, $19 million, and $16 million, respectively. The resolution of tax audits or lapses of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months ranges from $0 to $67 million, including interest and penalties.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2011 through 2015.  In addition, tax returns open to examination in multiple foreign taxing jurisdictions range from the years 2007 to 2015.  We believe that adequate amounts of taxes and related interest and penalties have been provided for, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations or financial condition.

Earnings Per Share

For the year ended	2015	2014	2013
Net income available to Micron shareholders – Basic	$2,899	$3,045	$1,190
Dilutive effect related to equity method investment	(3)	(2)	—
Net income available to Micron shareholders – Diluted	$2,896	$3,043	$1,190

Weighted-average common shares outstanding – Basic	1,070	1,060	1,022
Dilutive effect of equity plans and convertible notes	100	138	35
Weighted-average common shares outstanding – Diluted	1,170	1,198	1,057

Earnings per share:
Basic	$2.71	$2.87	$1.16
Diluted	2.47	2.54	1.13

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

For the year ended	2015	2014	2013
Equity plans	18	7	40
Convertible notes	18	26	186

Our 2033 Notes and, to the extent our 2027 Notes and 2031 Notes were outstanding during the periods presented, contain terms that upon conversion require us to settle the aggregate principal amount in cash and the remainder of our conversion obligation amount in either shares of our common stock or cash, at our election. Our 2032 Notes and 2043 Notes, and, to the extent our 2014 Notes were outstanding during the periods presented, contain terms that upon conversion provide us the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due. It is our current intent to settle the principal amount of our 2032 Notes and 2043 Notes in cash upon conversion. As a result of these conversion terms and stated intent, the shares underlying the 2014 Notes, 2027 Notes, 2031 Notes, 2032 Notes, 2033 Notes, and 2043 Notes were considered in diluted earnings per share for the periods they were outstanding under the treasury stock method. (See "Debt" note.)

Segment Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes memory products sold into compute, networking, graphics, and cloud server markets.
Mobile Business Unit ("MBU"): Includes memory products sold into smartphone, tablet, and other mobile-device markets.
Storage Business Unit ("SBU"): Includes memory products sold into enterprise, client, cloud, and removable storage markets. SBU also includes products sold to Intel through our IMFT joint venture.
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. The unallocated amount of operating expense for 2014 related to the Rambus settlement.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

For the year ended	2015	2014	2013
Net sales:
CNBU	$6,725	$7,333	$3,462
MBU	3,692	3,627	1,214
SBU	3,687	3,480	2,824
EBU	1,999	1,774	1,275
All Other	89	144	298
	$16,192	$16,358	$9,073

Operating income (loss):
CNBU	$1,481	$1,957	$160
MBU	1,126	683	(265)
SBU	(89)	255	173
EBU	435	331	227
All Other	45	94	(59)
Unallocated	—	(233)	—
	$2,998	$3,087	$236

Depreciation and amortization expense was as follows:

For the year ended	2015	2014	2013
CNBU	$1,058	$878	$687
MBU	514	475	293
SBU	765	512	551
EBU	322	226	215
All Other	10	11	67
Depreciation and amortization expense included in operating income (loss)	2,669	2,102	1,813
Other amortization	136	168	113
Total depreciation and amortization expense	$2,805	$2,270	$1,926

Product Sales

For the year ended	2015	2014	2013
DRAM	$10,339	$11,164	$4,361
Non-Volatile Memory	5,274	4,468	3,589
Other	579	726	1,123
	$16,192	$16,358	$9,073

Non-Volatile Memory includes NAND Flash and 3D XPoint memory. Through 2015, substantially all of our Non-Volatile Memory sales were from NAND Flash products. Sales of NOR Flash products are included in Other. Information regarding our MCP products, which combine both NAND Flash and DRAM components, is reported within Non-Volatile Memory.

Certain Concentrations

Markets with concentrations of net sales were approximately as follows:

For the year ended	2015	2014	2013
Compute and graphics	25%	30%	20%
Mobile	25%	20%	15%
SSDs and other storage	20%	20%	25%
Server	15%	10%	10%
Automotive, industrial, medical, and other embedded	10%	10%	15%

Customer concentrations included net sales to Kingston of 11% for 2015 and 10% for 2014, net sales to Intel of 10% for 2013, and net sales to HP of 10% for 2013. Substantially all of our sales to Kingston were included in our CNBU and SBU segments, substantially all of our sales to Intel were included in our SBU segment, and substantially all of our sales to HP were included in our CNBU and SBU segments.

Certain of the raw materials and production equipment we use in manufacturing semiconductor products are available from multiple sources and in sufficient supply; however, only a limited number of suppliers are capable of delivering certain raw materials and production equipment that meet our standards. In some cases, materials are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-rate debt securities, trade receivables, and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to receivables as a substantial portion of our customers are affiliated with the computing industry. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced significant losses on receivables. A concentration of risk may also exist with respect to derivatives as the number of counterparties to our currency hedges is limited and the notional amounts are relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions and through entering into master netting arrangements. Capped calls expose us to credit risk to the extent the counterparties may be unable to meet the terms of the agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

For the year ended	2015	2014	2013
China	$6,658	$6,715	$3,783
United States	2,565	2,551	1,512
Taiwan	2,241	2,313	980
Asia Pacific (excluding China, Taiwan, and Japan)	2,037	1,791	946
Europe	1,248	1,252	820
Japan	1,026	1,253	589
Other	417	483	443
	$16,192	$16,358	$9,073

Net property, plant, and equipment by geographic area was as follows:

As of	2015	2014
United States	$3,643	$3,282
Singapore	3,238	3,101
Japan	2,173	1,221
Taiwan	1,073	761
China	331	242
Other	96	75
	$10,554	$8,682

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,600	$3,853	$4,166	$4,573
Gross margin	970	1,202	1,405	1,638
Operating income	427	631	855	1,085
Net income	471	491	935	1,002
Net income attributable to Micron	471	491	934	1,003

Earnings per share:
Basic	$0.44	$0.46	$0.87	$0.94
Diluted	0.42	0.42	0.78	0.84

Results of operations in the fourth, third, and first quarters of 2015 included losses of $1 million, $18 million, and $30 million, respectively, for losses on restructure of debt.

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

Results of operations in the fourth, third, second, and first quarters of 2014 included losses of $17 million, $16 million, $80 million, and $92 million, respectively, for losses on restructure of debt.

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
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 3, 2015 and August 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
October 27, 2015

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

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control – Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 3, 2015.  The effectiveness of our internal control over financial reporting as of September 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, "Directors and Executive Officers of the Registrant," in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13, and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 3, 2015 and is incorporated herein by reference.

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
2.1*
English Translation of Agreement on Support for Reorganization Companies with Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and its wholly-owned subsidiary, Akita Elpida Memory, Inc. dated July 2, 2012 (3)

2.2*
Share Purchase Agreement dated July 2, 2012, among Micron Technology, Inc., Micron Semiconductor B.V, Powerchip Technology Corporation, Li-Hsin Investment Co. Ltd., Quantum Vision Corporation, Maxchip Electronics Corporation and Dr. Frank Huang (4)

2.3*
English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated October 29, 2012, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc. (5)

2.4*
English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated July 31, 2013, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc. (6)

2.5	English Translation of the Reorganization Plan of Elpida Memory, Inc. (6)
3.1	Restated Certificate of Incorporation of the Registrant (7)
3.2	Bylaws of the Registrant, Amended and Restated (31)
4.1	Indenture dated November 3, 2010, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association (9)
4.2	Form of Note (included in Exhibit 4.1) (9)
4.3	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032 (1)
4.4	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032 (1)
4.5	Form of 2032C Note (included in Exhibit 4.3) (1)
4.6	Form of 2032D Note (included in Exhibit 4.4) (1)
4.7	Indenture dated as of May 23, 2007, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (10)
4.8	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.50% Convertible Senior Notes due 2031 (11)
4.9	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.875% Convertible Senior Notes due 2031 (11)
4.10	Form of 2031A Note (included in Exhibit 4.8) (11)
4.11	Form of 2031B Note (included in Exhibit 4.9) (11)
4.12	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee (2)
4.13	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee (2)
4.14	Form of 2033E Note (included in Exhibit 4.12) (2)
4.15	Form of 2033F Note (included in Exhibit 4.13) (2)
4.16	Indenture, dated as of November 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association (12)
4.17	Form of New Note (included in Exhibit 4.16) (12)

4.18	Indenture dated as of December 16, 2013, by and among Micron Semiconductor Asia Pte., Ltd., Wells Fargo Bank, National Association, and Export-Import Bank of the United States (13)
4.19	Indenture dated as of February 10, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (14)
4.20	Form of Note (included in Exhibit 4.19) (14)
4.21	Indenture, dated as of July 28, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (15)
4.22	Form of Note (included in Exhibit 4.21) (15)
4.23	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee. (8)
4.24	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee. (8)
4.25	Form of Note (included in Exhibit 4.23). (8)
4.26	Form of Note (included in Exhibit 4.24). (8)
4.27	Indenture, dated as of February 3, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee. (35)
4.28	Form of Note (included in Exhibit 4.27). (35)
10.1	Executive Officer Performance Incentive Plan, as Amended (34)
10.2	1997 Nonstatutory Stock Option Plan, as Amended (4)
10.3	1998 Nonstatutory Stock Option Plan, as Amended (4)
10.4	2001 Stock Option Plan, as Amended (4)
10.5	2001 Stock Option Plan Form of Agreement (17)
10.6	2004 Equity Incentive Plan, as Amended and Restated
10.7	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions
10.8	Amended and Restated 2007 Equity Incentive Plan
10.9	2007 Equity Incentive Plan Forms of Agreement
10.10	Nonstatutory Stock Option Plan, as Amended
10.11	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions
10.12	Numonyx Holdings B.V. Equity Incentive Plan (18)
10.13	Numonyx Holdings B.V. Equity Incentive Plan Forms of Agreement (18)
10.14*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (19)
10.15	Form of Indemnification Agreement between the Registrant and its officers and directors (13)
10.16*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (20)
10.17*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (20)
10.18	Form of Severance Agreement (21)
10.19
Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008 (16)

10.20	Form of Capped Call Confirmation dated as of July 20, 2011, between Micron Technology, Inc. and Société Genérale (22)
10.21	Form of Capped Call Confirmation dated as of July 22, 2011 (22)
10.22*
2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE LTD, IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012 (23)

10.23*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (24)
10.24*	Amendment to the Master Agreement dated April 6, 2012, between Intel Corporation and Micron Technology, Inc. (24)
10.25*	Amended and Restated Supply Agreement dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC (24)
10.26*	Amended and Restated Supply Agreement dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC (24)

10.27*	Product Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia PTE LTD (24)
10.28*	Wafer Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Singapore (24)
10.29	Form of Capped Call Confirmation dated April 2012 (1)
10.30*	Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (25)
10.31*	Joint Venture Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc. and Nanya Technology Corporation (25)
10.32*
Facilitation Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (25)

10.33	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation (25)
10.34*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (26)
10.35*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc. (25)
10.36*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (26)
10.37*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (25)
10.38*
Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Currency Option Transaction 590297603-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (25)

10.39*	English Translation of Front-End Manufacturing Supply Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc. (27)
10.40*	English Translation of Research and Development Engineering Services Agreement, dated July 31, 2013, by and between Micron Technology, Inc. and Elpida Memory, Inc. (6)
10.41*	English Translation of General Services Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc. (27)
10.42	Form of Capped Call Confirmation dated February 2013 (2)
10.43
Purchase Agreement, dated as of February 5, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (28)

10.44
Registration Rights Agreement, dated as of February 10, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (14)

10.45
Purchase Agreement, dated as of July 23, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (29)

10.46
Registration Rights Agreement dated as of July 28, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (15)

10.47
Credit Agreement dated as of December 2, 2014 among Micron Technology, Inc. and Micron Semiconductor Products, Inc., as Borrowers, HSBC Bank USA, N.A., as Administrative Agent, Co-Collateral Agent, Joint Lead Arranger and Joint Book Runner, JPMorgan Chase Bank, N.A., as Co-Collateral Agent and Syndication Agent, J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., Citigroup Global Markets,  Inc. and Wells Fargo Bank, N.A., as Joint Book Runners and Co-Documentation Agents, and certain financial institutions, as lenders. (30)

10.48
Facility Agreement, dated February 12, 2015, among Micron Semiconductor Asia Pte. Ltd., as borrower, certain financial institutions party thereto, and The Hongkong and Shanghai Banking Corporation Limited, as facility agent, security agent and account bank. (32)

10.49*	2015 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (33)
10.50*	2016 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (33)
10.51*	Amended and Restated Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.

10.52*	Supplemental Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.53*	Wafer Supply Agreement No. 3, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.54*	First Amendment to the Wafer Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.55
Purchase Agreement, dated as of April 27, 2015, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers. (8)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

(1)	Incorporated by reference to Current Report on Form 8-K dated April 12, 2012
(2)	Incorporated by reference to Current Report on Form 8-K dated February 6, 2013
(3)	Incorporated by reference to Current Report on Form 8-K/A dated July 2, 2012, and filed October 31, 2012
(4)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2012
(5)	Incorporated by reference to Current Report on Form 8-K dated October 29, 2012
(6)	Incorporated by reference to Current Report on Form 8-K dated July 31, 2013
(7)	Incorporated by reference to Current Report on Form 8-K dated January 26, 2015
(8)	Incorporated by reference to Current Report on Form 8-K dated April 30, 2015
(9)	Incorporated by reference to Current Report on Form 8-K dated November 3, 2010
(10)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(11)	Incorporated by reference to Current Report on Form 8-K dated July 26, 2011
(12)	Incorporated by reference to Current Report on Form 8-K dated November 12, 2013
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2014
(14)	Incorporated by reference to Current Report on Form 8-K dated February 10, 2014
(15)	Incorporated by reference to Current Report on Form 8-K dated July 28, 2014
(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2008
(17)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(18)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-167536)
(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(21)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
(22)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 1, 2011
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2012
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 5, 2015
(26)	Incorporated by reference to Quarterly Report on Form 10-Q/A Amendment 2 for the fiscal quarter ended February 28, 2013
(27)	Incorporated by reference to Current Report on Form 8-K/A dated July 31, 2013, and filed October 2, 2013
(28)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2014
(29)	Incorporated by reference to Current Report on Form 8-K dated July 23, 2014
(30)	Incorporated by reference to Current Report on Form 8-K dated December 8, 2014
(31)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2014
(32)	Incorporated by reference to Current Report on Form 8-K dated February 12, 2015
(33)	Incorporated by reference to Current Report on Form 8-K dated February 10, 2015
(34)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed on December 12, 2014
(35)	Incorporated by reference to Current Report on Form 8-K dated February 3, 2015

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 27th day of October 2015.

Micron Technology, Inc.
By:	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Mark Durcan	Chief Executive Officer	October 27, 2015
(D. Mark Durcan)	(Principal Executive Officer)

/s/ Ernest E. Maddock	Chief Financial Officer and	October 27, 2015
(Ernest E. Maddock)	Vice President, Finance
(Principal Financial and
Accounting Officer)

/s/ Robert L. Bailey	Director	October 27, 2015
(Robert L. Bailey)

/s/ Richard M. Beyer	Director	October 27, 2015
(Richard M. Beyer)

/s/ Patrick J. Byrne	Director	October 27, 2015
(Patrick J. Byrne)

/s/ Warren East	Director	October 27, 2015
(Warren East)

/s/ Mercedes Johnson	Director	October 27, 2015
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 27, 2015
(Lawrence N. Mondry)

/s/ Robert E. Switz	Chairman of the Board	October 27, 2015
(Robert E. Switz)	Director

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions)

For the year ended	September 3, 2015	August 28, 2014	August 29, 2013
Net sales	$5,547	$5,819	$4,404
Cost of goods sold	3,329	3,514	3,721
Gross margin	2,218	2,305	683

Selling, general and administrative	299	264	238
Research and development	1,483	1,389	921
Other operating (income) expense, net	(12)	251	77
Operating income (loss)	448	401	(553)

Gain on MMJ Acquisition	—	(33)	1,484
Interest income (expense), net	(273)	(209)	(189)
Other non-operating income (expense), net	(85)	(86)	(248)
	90	73	494

Income tax (provision) benefit	38	18	(1)
Equity in earnings (loss) of subsidiaries	2,773	2,956	703
Equity in net loss of equity method investees	(2)	(2)	(6)
Net income attributable to Micron	2,899	3,045	1,190
Other comprehensive income (loss)	(43)	(7)	(17)
Comprehensive income attributable to Micron	$2,856	$3,038	$1,173

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED BALANCE SHEETS
(in millions except par value amounts)

As of	September 3, 2015	August 28, 2014
Assets
Cash and equivalents	$721	$1,249
Short-term investments	479	384
Receivables	133	114
Notes and accounts receivable from subsidiaries	1,091	1,767
Finished goods	77	84
Work in process	321	228
Raw materials and supplies	86	68
Other current assets	82	215
Total current assets	2,990	4,109
Investment in subsidiaries	13,051	10,149
Long-term marketable investments	932	819
Noncurrent notes receivable from and prepaid expenses to subsidiaries	163	111
Property, plant and equipment, net	1,679	1,519
Equity method investments	—	9
Other noncurrent assets	488	543
Total assets	$19,303	$17,259

Liabilities and equity
Accounts payable and accrued expenses	$677	$766
Short-term debt and accounts payable to subsidiaries	384	619
Current debt	655	1,065
Other current liabilities	8	30
Total current liabilities	1,724	2,480
Long-term debt	4,797	3,191
Other noncurrent liabilities	431	760
Total liabilities	6,952	6,431

Commitments and contingencies

Redeemable convertible notes	49	68

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,084 shares issued and outstanding (1,073 as of August 28, 2014)	108	107
Other equity	12,194	10,653
Total Micron shareholders' equity	12,302	10,760
Total liabilities and equity	$19,303	$17,259

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	September 3, 2015	August 28, 2014	August 29, 2013
Net cash (used for) provided by operating activities	$996	$888	$(347)

Cash flows from investing activities
Purchases of available-for-sale securities	(1,799)	(1,047)	(924)
Expenditures for property, plant, and equipment	(609)	(392)	(350)
Cash contributions to subsidiaries	(151)	(121)	(23)
Payments to settle hedging activities	(135)	(27)	(256)
Cash paid for acquisitions	(57)	—	(596)
Expenditures for intangible assets	(42)	(43)	(34)
Proceeds from sales and maturities of available-for-sale securities	1,581	557	678
Proceeds from settlement of hedging activities	78	23	38
Proceeds from repayment of loans to subsidiaries, net	65	379	851
Cash distributions from subsidiaries	33	227	38
Proceeds from sales of property, plant, and equipment	19	45	38
Proceeds from receipt of loan payments	10	56	—
Cash received from disposition of interest in Aptina	1	105	—
Other	5	7	(36)
Net cash provided by (used for) investing activities	(1,001)	(231)	(576)

Cash flows from financing activities
Repayments of debt	(1,645)	(2,469)	(777)
Cash paid to acquire treasury stock	(884)	(76)	(5)
Payments of licensing obligations	(82)	(47)	(31)
Proceeds from issuance of debt	2,050	1,750	693
Proceeds from issuance of stock under equity plans	73	265	150
Proceeds from equipment sale-leaseback transactions	—	—	126
Other	(35)	(32)	(43)
Net cash provided by (used for) financing activities	(523)	(609)	113

Effect of changes in currency exchange rates on cash and cash equivalents	—	(1)	—

Net increase (decrease) in cash and equivalents	(528)	47	(810)
Cash and equivalents at beginning of period	1,249	1,202	2,012
Cash and equivalents at end of period	$721	$1,249	$1,202

See accompanying notes to condensed financial statements.

MICRON TECHNOLOGY, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(All tabular amounts in millions)

Basis of Presentation

Micron, a Delaware corporation, was incorporated in 1978.  Micron is the parent company of its consolidated subsidiaries and, together with its consolidated subsidiaries, is a global leader in advanced semiconductor systems.

These condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Micron's investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Micron's audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended September 3, 2015.

Effective in the fourth quarter of 2015, Micron adopted ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, as appropriate, consistent with debt discounts, as opposed to an asset. The new accounting standard required retrospective application; therefore, Micron's financial statements and notes to those statements contained herein have been adjusted to reflect the impact of adopting this new accounting standard.

Debt

			2015			2014
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
Capital lease obligations(2)	N/A	N/A	$174	$40	$214	$172	$233	$405
2022 senior notes	5.875%	6.14%	—	589	589	—	587	587
2023 senior notes	5.250%	5.43%	—	988	988	—	—	—
2024 senior notes	5.250%	5.38%	—	545	545	—	—	—
2025 senior notes	5.500%	5.56%	—	1,138	1,138	—	1,137	1,137
2026 senior notes	5.625%	5.73%	—	446	446	—	—	—
2031B convertible senior notes(3)	1.875%	6.98%	—	—	—	361	—	361
2032C convertible senior notes(4)	2.375%	5.95%	—	197	197	—	309	309
2032D convertible senior notes(4)	3.125%	6.33%	—	150	150	—	284	284
2033E convertible senior notes(4)	1.625%	4.50%	217	—	217	272	—	272
2033F convertible senior notes(4)	2.125%	4.93%	264	—	264	260	—	260
2043G convertible senior notes	3.000%	6.76%	—	644	644	—	631	631
Other	1.654%	1.65%	—	60	60	—	10	10
			$655	$4,797	$5,452	$1,065	$3,191	$4,256

(1)
Micron has either the obligation or the option to pay cash for the principal amount due upon conversion for all of its convertible notes. Micron's current intent is to settle in cash the principal amount of all of its convertible notes upon conversion.

(2) Weighted-average imputed rate of 4.5% and 4.7% as of September 3, 2015 and August 28, 2014, respectively.

(3)
Amount recorded for 2014 included the debt and equity components. The equity component was reclassified to a debt liability as a result of Micron's obligation to settle the conversions of the 2031B Notes in cash.

(4)
Since the closing price of Micron's common stock for at least 20 trading days in the 30 trading day period ending on June 30, 2015 exceeded 130% of the initial conversion price per share, holders have the right to convert their notes at any time during the calendar quarter ended September 30, 2015. The closing price of Micron's common stock also exceeded the thresholds for the calendar quarter ended September 30, 2015; therefore, these notes are convertible by the holders through December 31, 2015. The 2033 Notes are classified as current because the terms of these notes require us to pay cash for the principal amount of any converted notes.

Micron's convertible and senior notes are unsecured obligations that rank equally in right of payment with all of Micron's other existing and future unsecured indebtedness, and are effectively subordinated to all of Micron's other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  The convertible notes and the 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, and 2026 Notes of Micron are structurally subordinated to all liabilities of its subsidiaries, including trade payables. Micron guarantees certain debt obligations of its subsidiaries. Micron does not guarantee the MMJ creditor installment payments. As of September 3, 2015, Micron had guaranteed $655 million of debt obligations of its subsidiaries. Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of its other existing and future unsecured indebtedness.

Capital Lease Obligations

Micron has various capital lease obligations due in periodic installments with a weighted-average remaining term of 1 year. As of September 3, 2015 and August 28, 2014, Micron had production equipment with carrying values of $140 million and $305 million, respectively, under capital leases.

Convertible Senior Notes and Other Senior Notes

For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt" of Micron's consolidated financial statements.

Other Facilities

Micron has a credit facility with an aggregate revolving commitment which is subject to certain adjustments, including an availability block that effectively limits the maximum amount Micron could draw to $540 million. As of September 3, 2015, $50 million of principal was outstanding under this facility and $270 million was available for Micron to draw. For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Other Facilities – Revolving Credit Facilities" of Micron's consolidated financial statements.

Maturities of Notes Payable and Future Minimum Lease Payments

As of September 3, 2015, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2016	$—	$179
2017	—	30
2018	233	3
2019	224	3
2020	347	3
2021 and thereafter	4,854	3
Unamortized discounts and interest, respectively	(420)	(7)
	$5,238	$214

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
As of September 3, 2015, the maximum potential amount of future payments Micron could have been required to make under its debt guarantees was approximately $655 million. Substantially all of this amount relates to guarantees for debt of wholly-owned entities whereby Micron would be obligated to perform under the guarantee if a subsidiary were to default on the terms of their debt arrangements. In the event of performance under the guarantee, Micron would be permitted to seek reimbursement from the subsidiary company(s) through liquidation of the assets which were collateral under various debt instruments. At the time these contracts were entered into, the collateralized assets approximated the value of the outstanding guarantees. The majority of these guarantees expire at various times between March 2016 and February 2020. Micron guarantees a credit facility of a subsidiary that provides for up to $750 million of financing. As of September 3, 2015, $75 million of principal amount was outstanding under this facility.
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

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that Micron and its subsidiaries' products or manufacturing processes infringe their intellectual property rights. Micron has accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date. Micron is currently a party to various litigation regarding patent, commercial, and other matters. Micron is a party to the matters listed in the "Contingencies" note in the consolidated financial statements. For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies" of Micron's consolidated financial statements.

Redeemable Convertible Notes

For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Redeemable Convertible Notes" of Micron's consolidated financial statements.

Related Party Transactions

Substantially all of Micron's activities relate to manufacturing services performed for a subsidiary and to royalties received from its subsidiaries for use of product and process technology. Micron's net sales to consolidated subsidiaries were $5.42 billion, $5.64 billion, and $4.19 billion for 2015, 2014, and 2013, respectively. Gross margins on manufacturing activities are commensurate with market rates for such services. Transactions between Micron and its consolidated subsidiaries are eliminated in consolidation.

Micron engages in various transactions with its equity method investees and eliminates the profits or losses on those transactions to the extent of its ownership interest until such time as the profits or losses are realized. Micron held an equity interest in Aptina through August 15, 2014. Net sales for 2014 and 2013 included $43 million and $182 million, respectively, from products sold to and services performed for Aptina.

On August 15, 2014, ON Semiconductor Corporation acquired Aptina for approximately $433 million and Micron recognized a non-operating gain of $119 million on the sale of its shares based on its diluted ownership interest of approximately 27%. The gain approximated Micron's share of the consideration because the carrying value of its investment had been reduced to zero since the second quarter of 2012, at which time Micron ceased recognizing its proportionate share of Aptina's losses. For further information regarding transactions between Micron and its equity method investees, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Other" of Micron's consolidated financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

MICRON TECHNOLOGY, INC.

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year
Deferred Tax Asset Valuation Allowance
Year ended September 3, 2015	$2,443	$—	$(260)	$(132)	$2,051
Year ended August 28, 2014	3,155	—	(544)	(168)	2,443
Year ended August 29, 2013	1,470	1,292	418	(25)	3,155