Form 10-Q
period 2015-12-03
MICRON TECHNOLOGY INC
filed 2016-01-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2015

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of January 7, 2016, was 1,037,455,896.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2031B Notes	1.875% Convertible Senior Notes due 2031	MMJ	Micron Memory Japan, Inc.
2032 Notes	2032C and 2032D Notes	MMJ Companies	MAI and MMJ
2032C Notes	2.375% Convertible Senior Notes due 2032	MMJ Group	MMJ and its subsidiaries
2032D Notes	3.125% Convertible Senior Notes due 2032	MMT	Micron Memory Taiwan Co., Ltd.
2033 Notes	2033E and 2033F Notes	MP Mask	MP Mask Technology Center, LLC
2033E Notes	1.625% Convertible Senior Notes due 2033	MTI	Micron Technology, Inc.
2033F Notes	2.125% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2043G Notes	3.00% Convertible Senior Notes due 2043	Photronics	Photronics, Inc.
Elpida	Elpida Memory, Inc.	PSRAM	Pseudo-static DRAM
IMFT	IM Flash Technologies, LLC	Qimonda	Qimonda AG
Inotera	Inotera Memories, Inc.	R&D	Research and Development
Intel	Intel Corporation	RLDRAM	Reduced Latency DRAM
Japan Court	Tokyo District Court	SG&A	Selling, General and Administration
LPDRAM	Mobile Low-Power DRAM	SSD	Solid-State Drive
MAI	Micron Akita, Inc.	Tera Probe	Tera Probe, Inc.
MCP	Multi-Chip Package	TLC	Triple-Level Cell
Micron	Micron Technology, Inc. (Parent Company)	VIE	Variable Interest Entity
MLC	Multi-Level Cell

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	December 3, 2015	December 4, 2014
Net sales	$3,350	$4,573
Cost of goods sold	2,501	2,935
Gross margin	849	1,638

Selling, general, and administrative	179	193
Research and development	421	376
Other operating (income) expense, net	17	(16)
Operating income	232	1,085

Interest income	11	7
Interest expense	(96)	(90)
Other non-operating income (expense), net	(4)	(49)
	143	953

Income tax (provision) benefit	4	(75)
Equity in net income of equity method investees	59	124
Net income	206	1,002

Net (income) loss attributable to noncontrolling interests	—	1
Net income attributable to Micron	$206	$1,003

Earnings per share:
Basic	$0.20	$0.94
Diluted	0.19	0.84

Number of shares used in per share calculations:
Basic	1,035	1,070
Diluted	1,085	1,195

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	December 3, 2015	December 4, 2014
Net income	$206	$1,002

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(90)	(24)
Pension liability adjustments	(6)	19
Gain (loss) on derivatives, net	(4)	(16)
Gain (loss) on investments, net	(3)	—
Other comprehensive income (loss)	(103)	(21)
Total comprehensive income	103	981
Comprehensive (income) loss attributable to noncontrolling interests	—	1
Comprehensive income attributable to Micron	$103	$982

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	December 3, 2015	September 3, 2015
Assets
Cash and equivalents	$2,605	$2,287
Short-term investments	1,036	1,234
Receivables	2,223	2,507
Inventories	2,435	2,340
Other current assets	211	228
Total current assets	8,510	8,596
Long-term marketable investments	1,771	2,113
Property, plant, and equipment, net	11,060	10,554
Equity method investments	1,351	1,379
Intangible assets, net	536	449
Deferred tax assets	595	597
Other noncurrent assets	565	455
Total assets	$24,388	$24,143

Liabilities and equity
Accounts payable and accrued expenses	$2,784	$2,611
Deferred income	190	205
Current debt	1,051	1,089
Total current liabilities	4,025	3,905
Long-term debt	6,326	6,252
Other noncurrent liabilities	720	698
Total liabilities	11,071	10,855

Commitments and contingencies

Redeemable convertible notes	42	49

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized; 1,087 shares issued and outstanding (1,084 as of September 3, 2015)	109	108
Additional capital	7,500	7,474
Retained earnings	5,788	5,588
Treasury stock, 52 shares held (45 as of September 3, 2015)	(1,006)	(881)
Accumulated other comprehensive income (loss)	(90)	13
Total Micron shareholders' equity	12,301	12,302
Noncontrolling interests in subsidiaries	974	937
Total equity	13,275	13,239
Total liabilities and equity	$24,388	$24,143

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	December 3, 2015	December 4, 2014
Cash flows from operating activities
Net income	$206	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	737	643
Amortization of debt discount and other costs	33	38
Stock-based compensation	46	35
Loss on restructure of debt	1	30
Equity in net income of equity method investees	(59)	(124)
Change in operating assets and liabilities:
Receivables	297	252
Inventories	(95)	7
Accounts payable and accrued expenses	2	(321)
Deferred income taxes, net	(1)	126
Other	(47)	(96)
Net cash provided by operating activities	1,120	1,592

Cash flows from investing activities
Expenditures for property, plant, and equipment	(990)	(669)
Purchases of available-for-sale securities	(510)	(668)
Payments to settle hedging activities	(46)	(66)
Proceeds from sales and maturities of available-for-sale securities	1,044	330
Other	(158)	(3)
Net cash provided by (used for) investing activities	(660)	(1,076)

Cash flows from financing activities
Repayments of debt	(197)	(786)
Cash paid to acquire treasury stock	(135)	(26)
Proceeds from issuance of debt	174	—
Contributions from noncontrolling interests	37	20
Proceeds from issuance of stock under equity plans	15	18
Other	(34)	(32)
Net cash provided by (used for) financing activities	(140)	(806)

Effect of changes in currency exchange rates on cash and equivalents	(2)	(96)

Net increase (decrease) in cash and equivalents	318	(386)
Cash and equivalents at beginning of period	2,287	4,150
Cash and equivalents at end of period	$2,605	$3,764

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of MTI and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 3, 2015. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2016 contains 52 weeks and the first quarter of fiscal 2016, which ended on December 3, 2015, contained 13 weeks. Fiscal year 2015 contained 53 weeks and the first quarter of fiscal 2015, which ended on December 4, 2014, contained 14 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 3, 2015.

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

MP Mask: MP Mask is a VIE because substantially all of its costs are passed to us and its other member, Photronics, through product purchase agreements and MP Mask is dependent upon us or Photronics for additional cash requirements.  We have tie-breaking voting rights over key operating decisions and nearly all key MP Mask activities are driven by our supply needs.  We consolidate MP Mask because we have the power to direct the activities of MP Mask that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to it.

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for us beginning in our first quarter of 2019.  We are evaluating the effects of the adoption of this ASU on our financial statements.

In November 2015, the FASB issued ASU 2015-17 – Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for us beginning in our first quarter of 2018 and early adoption is permitted. We are evaluating the timing of our adoption of this ASU. We do not expect this adoption to have a material impact on our financial statements.

In September 2015, the FASB issued ASU 2015-16 – Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the cumulative impact of measurement period adjustments, including the impact on prior periods, is required to be recognized in the reporting period in which the adjustment is identified. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted. We are evaluating the timing of our adoption and the effects of the adoption of this ASU on our financial statements.

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases, to determine the asset acquired in a software licensing arrangement. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the timing of our adoption and the effects of the adoption of this ASU on our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810 – Consolidation.  ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions.  This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the timing of our adoption and the effects of the adoption of this ASU on our financial statements.

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

Planned Acquisition of Inotera and License Agreement with Nanya

Acquisition of Remaining Inotera Shares

On December 14, 2015, we entered into an agreement with Inotera (the "Framework Agreement"), pursuant to which we will acquire 100% of the issued and outstanding shares of Inotera for 30 New Taiwan dollars per share (or the equivalent of approximately $0.92, assuming 32.7 New Taiwan dollars per U.S. dollar). As of December 3, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. We estimate that, based on the shares outstanding and the exchange rate as of December 14, 2015, the aggregate consideration payable for the Inotera shares not already owned by us would be approximately $4.1 billion.

The Framework Agreement provides that we and Inotera will cooperate in good faith to negotiate and execute a further definitive agreement (the "Definitive Agreement") by February 12, 2016. We or Inotera may terminate the Framework Agreement if the Definitive Agreement is not executed by that date. Under the Framework Agreement, the consummation of the acquisition of the Inotera shares is subject to various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan;

•
the adoption and approval of the acquisition by the shareholders of Inotera, which requires the affirmative vote of holders of at least two-thirds of the issued and outstanding Inotera shares (including the shares held by us and the shares held by Nanya and its affiliates);

•	the consummation and funding of the Private Placement (defined below); and

•
the consummation and funding of debt financing of at least 80 billion New Taiwan dollars (or the equivalent of approximately $2.5 billion, assuming 32.7 New Taiwan dollars per U.S. dollar), on terms that are satisfactory to us.

In addition, the Framework Agreement contains, and the Definitive Agreement, if executed, will contain, certain termination rights, including:

•	termination by either us or Inotera if we have not completed the purchase of the remaining shares of Inotera by November 30, 2016; or

•	termination by us if we have not obtained debt commitment letters for at least 80 billion New Taiwan dollars by May 1, 2016.

Voting and Support Agreements: In December 2015, we also entered into voting and support agreements with Nanya and certain of Nanya's affiliates, representing approximately 32% of Inotera's shares, pursuant to which the parties agreed to (1) cause their respective boards of directors to vote in favor of and approve the transaction and (2) vote their Inotera shares in favor of and approve shareholder actions relevant to the transaction. Pursuant to the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of either the Framework Agreement or the Definitive Agreement.

Issuance of Micron Shares to Nanya: On December 14, 2015, we also entered into an agreement with Nanya pursuant to which we have the option to issue shares of our common stock (the "Micron Shares") to Nanya in an amount of up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $1.0 billion, assuming 32.7 New Taiwan dollars per U.S. dollar)(the "Private Placement"), which will be used to fund a portion of the consideration payable in the transaction. The per-share purchase price for the Micron Shares will be equal to the New Taiwan dollar equivalent of the average of the closing price of Micron common stock during the 30 consecutive trading-day period ending 30 days prior to the consummation of the Private Placement and the transaction. The consummation of the issuance of the Micron Shares is subject to regulatory approval and various other conditions.

License Agreement with Nanya

On December 14, 2015, we entered into an agreement with Nanya to use reasonable best efforts to execute further definitive technology transfer and license agreements by February 12, 2016 pursuant to which Nanya would have the option to require us to transfer to Nanya certain technology and deliverables related to the next DRAM process node generation after the 20nm process node (the "1X Process Node") and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the further definitive agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products implementing the technology, subject to an agreed cap, and we would receive an equity interest in Nanya upon the achievement of certain milestones. We may terminate the agreement if we and Nanya do not execute the definitive technology transfer and license agreements by February 12, 2016.

Cash and Investments

Cash and the fair values of available-for-sale investments, which approximated amortized costs, were as follows:

As of	December 3, 2015				September 3, 2015
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value
Cash	$2,005	$—	$—	$2,005	$1,684	$—	$—	$1,684
Level 1(1)
Money market funds	278	—	—	278	168	—	—	168
Level 2(2)
Corporate bonds	—	701	1,006	1,707	2	616	1,261	1,879
Asset-backed securities	—	8	522	530	—	8	575	583
Government securities	10	246	226	482	58	391	254	703
Certificates of deposit	284	17	17	318	311	28	23	362
Commercial paper	28	64	—	92	64	191	—	255
	$2,605	$1,036	$1,771	$5,412	$2,287	$1,234	$2,113	$5,634

(1)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(2)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. As of December 3, 2015, no adjustments were made to such pricing information.

(3)	The maturities of long-term marketable investments generally range from one to four years.

Proceeds from sales of available-for-sale securities for the first quarters of 2016 and 2015 were $407 million and $233 million, respectively. Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of December 3, 2015, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	December 3, 2015	September 3, 2015
Trade receivables	$1,939	$2,188
Income and other taxes	87	116
Other	197	203
	$2,223	$2,507

As of December 3, 2015 and September 3, 2015, other receivables included $91 million and $120 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash memory and 3D XPointTM memory.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

As of	December 3, 2015	September 3, 2015
Finished goods	$779	$785
Work in process	1,422	1,315
Raw materials and supplies	234	240
	$2,435	$2,340

Property, Plant, and Equipment

	September 3, 2015	Additions	Retirements and Other	December 3, 2015
Land	$88	$—	$—	$88
Buildings	5,358	114	(4)	5,468
Equipment(1)	21,020	918	(118)	21,820
Construction in progress(2)	436	194	(13)	617
Software	373	15	—	388
	27,275	1,241	(135)	28,381
Accumulated depreciation	(16,721)	(706)	106	(17,321)
	$10,554	$535	$(29)	$11,060

(1)	Included costs related to equipment not placed into service of $887 million and $928 million as of December 3, 2015 and September 3, 2015, respectively.

(2)	Included building-related construction and tool installation costs on assets not placed into service.

Depreciation expense was $706 million and $613 million for the first quarters of 2016 and 2015, respectively.

Equity Method Investments

As of	December 3, 2015		September 3, 2015
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,296	33%	$1,332	33%
Tera Probe	41	40%	38	40%
Other	14	Various	9	Various
	$1,351		$1,379

(1)	Entity is a variable interest entity.

As of December 3, 2015, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.30 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreements with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

Quarter ended	December 3, 2015	December 4, 2014
Inotera	$52	$129
Tera Probe	3	(7)
Other	4	2
	$59	$124

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009.  As of December 3, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. On December 14, 2015, we entered into an agreement to acquire the remaining interest in Inotera. (See "Planned Acquisition of Inotera and License Agreement with Nanya – Acquisition of Remaining Inotera Shares" note.)

As of December 3, 2015, the market value of our equity interest in Inotera was $1.55 billion based on the closing trading price of 23.70 New Taiwan dollars per share in an active market. As of December 3, 2015 and September 3, 2015, there were losses of $77 million and gains of $13 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under a supply agreement at prices reflecting discounts from market prices for our comparable components. We purchased $379 million and $729 million of DRAM products from Inotera in the first quarters of 2016 and 2015, respectively, at costs higher than the costs of similar products manufactured in our wholly-owned facilities. The supply agreement with Inotera (as extended in December 2015, subsequent to the end of our first quarter of 2016) has an initial three-year term, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period. Effective beginning on January 1, 2016, the price for DRAM products sold to us is based on a formula that equally shares margin between Inotera and us.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. The initial net carrying value of our investment was less than our proportionate share of Tera Probe's equity and the difference is being amortized as a credit to our earnings through equity in net income (loss) of equity method investees (the "Tera Probe Amortization"). As of December 3, 2015, the remaining balance of the Tera Probe Amortization was $23 million and is expected to be amortized over a weighted-average period of seven years. Based on closing trading prices, the market value of our equity interest in Tera Probe was $38 million as of December 3, 2015 and $31 million as of September 30, 2015. We evaluated our investment in Tera Probe and concluded that the decline in the market value below our carrying value did not indicate an other-than-temporary impairment primarily because of the market value improvement subsequent to September 30, 2015, the limited amount of time the market value was below carrying value, and historical volatility of Tera Probe's stock price. We incurred manufacturing costs for the first quarters of 2016 and 2015 of $21 million and $25 million, respectively, for services performed by Tera Probe.

Intangible Assets and Goodwill

As of	December 3, 2015		September 3, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$850	$(423)	$864	$(416)
Other	1	—	2	(1)
	851	(423)	866	(417)
Non-amortizing assets
In-process R&D	108	—	—	—

	$959	$(423)	$866	$(417)

Goodwill(1)	$104		$23

(1)	Included in other noncurrent assets.

During the first quarters of 2016 and 2015, we capitalized $9 million and $12 million, respectively, for product and process technology with weighted-average useful lives of nine years and eight years, respectively. Amortization expense was $31 million and $30 million for the first quarters of 2016 and 2015, respectively.  The expected annual amortization expense for intangible assets held as of December 3, 2015 is $120 million for 2016, $104 million for 2017, $92 million for 2018, $44 million for 2019, and $28 million for 2020.

On October 2, 2015, we acquired Tidal Systems, Ltd., a developer of PCIe NAND Flash storage controllers, to enhance our NAND Flash controller technology for $148 million. In connection therewith, we recognized $108 million of in-process R&D; $81 million of goodwill, which was derived from other expected cost reductions and synergies and was assigned to our Storage Business Unit; and $41 million of deferred tax liabilities, which, in aggregate, represented substantially all of the purchase price. The in-process R&D was valued using a replacement cost approach, which included inputs of reproduction cost, including developer's profit, and opportunity cost. We will begin amortizing the in-process R&D when development is complete, which is estimated to be in 2017, and will amortize it over its then estimated useful life. The goodwill is not expected to be deductible for tax purposes.

Accounts Payable and Accrued Expenses

As of	December 3, 2015	September 3, 2015
Accounts payable	$1,014	$1,020
Property, plant, and equipment payables	803	577
Salaries, wages, and benefits	335	321
Related party payables	261	338
Income and other taxes	84	85
Other	287	270
	$2,784	$2,611

As of December 3, 2015 and September 3, 2015, related party payables included $253 million and $327 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of December 3, 2015 and September 3, 2015, related party payables also included $8 million and $11 million, respectively, due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

Debt

			December 3, 2015			September 3, 2015
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.25%	$160	$695	$855	$161	$701	$862
Capital lease obligations(2)	N/A	N/A	273	436	709	326	466	792
1.258% notes	1.258%	1.97%	87	219	306	87	217	304
2022 senior notes	5.875%	6.14%	—	589	589	—	589	589
2023 senior notes	5.250%	5.43%	—	989	989	—	988	988
2024 senior notes	5.250%	5.38%	—	545	545	—	545	545
2025 senior notes	5.500%	5.56%	—	1,138	1,138	—	1,138	1,138
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(3)	2.375%	5.95%	—	199	199	—	197	197
2032D convertible senior notes(3)	3.125%	6.33%	—	151	151	—	150	150
2033E convertible senior notes(3)	1.625%	4.50%	165	—	165	217	—	217
2033F convertible senior notes(3)	2.125%	4.93%	266	—	266	264	—	264
2043G convertible senior notes	3.000%	6.76%	—	647	647	—	644	644
Other notes payable	2.462%	2.65%	100	272	372	34	171	205
			$1,051	$6,326	$7,377	$1,089	$6,252	$7,341

(1)
We have either the obligation or the option to pay cash for the principal amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2)	Weighted-average imputed rate of 3.8% and 3.7% as of December 3, 2015 and September 3, 2015, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on September 30, 2015 exceeded 130% of the conversion price per share, holders had the right to convert their notes at any time during the calendar quarter ended December 31, 2015. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended December 31, 2015; therefore, these notes are convertible by the holders through March 31, 2016. The 2033 Notes are classified as current because the terms of these notes also require us to pay cash for the principal amount of any converted notes.

2016 Debt Restructure

During the first quarter of 2016, we repurchased portions of our 2033E Notes. The liability and equity components of the repurchased notes had previously been stated separately within debt and equity in our consolidated balance sheet. As a result, our accounting for the repurchased notes affected debt and equity. The following table presents the effect of the repurchases:

	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash	Decrease in Equity	Loss(1)
Repurchases of 2033E Notes	$(57)	$(54)	$(94)	$(38)	$(1)

(1)	Included in other non-operating expense.

2015 Debt Restructure

Throughout 2015, we consummated a number of transactions to restructure our debt, including conversions and settlements, repurchases of convertible notes, and the early repayment of a note. The following table presents the effect of each of the actions in the first quarter of 2015:

	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash	Decrease in Equity	Loss(1)
Conversions and settlements	$(120)	$(367)	$(407)	$(14)	$(22)
Repurchases	(36)	(30)	(125)	(92)	(3)
Early repayment	(121)	(115)	(122)	—	(5)
	$(277)	$(512)	$(654)	$(106)	$(30)

(1)	Included in other non-operating expense.

•
Conversions and Settlements: Holders of substantially all of our remaining 2031B Notes with an aggregate principal amount of $114 million converted their notes in August 2014. As a result of our election to settle the conversion amounts entirely in cash, the settlement obligations became derivative debt liabilities, increasing the carrying value of the 2031B Notes by $275 million in 2014 before being settled in 2015 for an aggregate of $389 million in cash. Additionally, a holder converted $6 million principal amount of our 2033E Notes and we settled the conversion in cash for $18 million.

•	Repurchases: Repurchased $36 million in aggregate principal amount of our 2032C and 2032D Notes for an aggregate of $125 million.

•	Early Repayment: Repaid a note with a principal amount of $121 million prior to its scheduled maturity.

Capital Lease Obligations

In the first quarter of 2016, we recorded capital lease obligations aggregating $20 million at a weighted-average effective interest rate of 5.0%, payable in periodic installments through August 2031. In December 2015, subsequent to our first quarter of 2016, we recorded capital lease obligations aggregating $424 million related to equipment sale-leaseback transactions at a weighted-average effective interest rate of 2.7%, payable in periodic installments through December 2020.

Convertible Senior Notes

As of December 3, 2015, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of December 3, 2015:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$224	23	$9.63	$12.52	$138
2032D Notes	May 2021	177	18	9.98	12.97	100
2033E Notes	February 2018	176	16	10.93	14.21	75
2033F Notes	February 2020	297	27	10.93	14.21	127
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	—
		$1,899	119			$440

(1)
The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturity at a price equal to the principal amount thereof plus accrued interest.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2015 for our 2032 Notes and 2033 Notes; therefore, those notes were convertible by the holders through December 31, 2015. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended December 31, 2015; therefore, these notes are convertible by the holders through March 31, 2016.

(3)	Based on our closing share price of $15.61 as of December 3, 2015.

(4)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1.03 billion at maturity in 2043.

Other Facilities

On December 1, 2015, we drew the remaining $174 million under our term loan agreement entered into on May 28, 2015. Amounts drawn are collateralized by certain property, plant, and equipment and are subject to a three-year loan with equal quarterly principal payments beginning December 2015 and accrue interest at a variable rate equal to the three-month LIBOR plus a margin not to exceed 2.2%. As of December 3, 2015, the outstanding balance was $213 million.

Maturities of Notes Payable and Future Minimum Lease Payments

The following presents, as of December 3, 2015, maturities of notes payable (including the MMJ Creditor Installment Payments) and future minimum lease payments under capital lease obligations. Maturities for the 2033 Notes are presented in 2018 and 2020 based on the earliest date that the holders can put them to us even though they were classified in our accompanying balance sheets as current, which was based on their convertibility.

	Notes Payable	Capital Lease Obligations
Remainder of 2016	$329	$241
2017	348	176
2018	507	129
2019	502	91
2020	695	32
2021 and thereafter	4,844	110
Unamortized amounts and interest, respectively	(557)	(70)
	$6,668	$709

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

Patent Matters

As is typical in the semiconductor and other high-tech industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.

On November 21, 2014, Elm 3DS Innovations, LLC ("Elm") filed a patent infringement action against Micron, Micron Semiconductor Products, Inc., and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe thirteen U.S. patents and seeks damages, attorneys' fees, and costs.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), which represents approximately 55% of our total shares in Inotera as of December 3, 2015, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (4) denying Qimonda's claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the Court issued interlocutory judgments ordering, among other things:  (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of December 3, 2015, the Inotera Shares had a carrying value in equity method investments of $664 million and a market value of $855 million.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The 2033 Notes were convertible at the option of the holders as of December 3, 2015 and September 3, 2015. Therefore, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $42 million as of December 3, 2015 and $49 million as of September 3, 2015 was classified as redeemable convertible notes in the accompanying consolidated balance sheets. (See "Debt" note.)

Equity

Changes in the components of equity were as follows:

	Quarter Ended December 3, 2015			Quarter Ended December 4, 2014
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$12,302	$937	$13,239	$10,771	$802	$11,573

Net income	206	—	206	1,003	(1)	1,002
Other comprehensive income (loss)	(103)	—	(103)	(21)	—	(21)
Comprehensive income (loss)	103	—	103	982	(1)	981

Contributions from noncontrolling interests	—	37	37	—	20	20
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
Capital and other transactions attributable to Micron	(104)	—	(104)	(75)	—	(75)
Ending balance	$12,301	$974	$13,275	$11,678	$815	$12,493

Micron Shareholders' Equity

Common Stock Repurchases:  Since the first quarter of 2015, our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, $250 million of which was authorized in the first quarter of 2016. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the first quarter of 2016, we repurchased 7 million shares for $125 million (including commissions) through open-market transactions, which were recorded as treasury stock. Since the beginning of 2015, we have repurchased a total of 49 million shares for $956 million (including commissions).

Issued and Outstanding Capped Calls: We have capped calls (with strike prices that range from $9.50 to $10.93 and cap prices that range from $13.17 to $16.04), which were intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on various dates ranging from January 2016 to February 2020, the expiration dates of the capped calls. The amounts receivable vary based on the trading price of our stock, up to cap prices. The dollar value of the cash or shares that we would receive from the capped calls upon their expiration date ranges from $0 if the trading price of our stock is below the strike prices for all of the capped calls to $814 million if the trading price of our stock is at or above the cap price for all of the capped calls.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the quarter ended December 3, 2015, were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of September 3, 2015	$—	$(5)	$(3)	$21	$13
Other comprehensive income (loss) before reclassifications	(90)	(4)	(3)	(8)	(105)
Amount reclassified out of accumulated other comprehensive income	—	(1)	—	—	(1)
Tax effects	—	1	—	2	3
Other comprehensive income (loss)	(90)	(4)	(3)	(6)	(103)
Balance as of December 3, 2015	$(90)	$(9)	$(6)	$15	$(90)

Noncontrolling Interests in Subsidiaries

As of	December 3, 2015		September 3, 2015
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$866	49%	$829	49%
MP Mask(1)	93	50%	93	50%
Other	15	Various	15	Various
	$974		$937

(1)	Entity is a variable interest entity.

IMFT: Since inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture NAND Flash and 3D XPoint memory products for the exclusive use of the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights.  On January 5, 2016, we amended the Second Amended and Restated Operating Agreement with Intel related to the IMFT joint venture to change the dates of those buy-sell rights.  Pursuant to this amendment, commencing in January 2016, Intel can put to us, and commencing in January 2019, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time. If Intel elects to sell to us, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses were reduced by reimbursements from Intel of $46 million and $54 million for the first quarters of 2016 and 2015, respectively.

We sell a portion of our products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Sales of products to Intel under this arrangement were $115 million and $108 million for the first quarters of 2016 and 2015, respectively. Receivables from Intel as of December 3, 2015 and September 3, 2015 were $75 million and $67 million, respectively, for these sales.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	December 3, 2015	September 3, 2015
Assets
Cash and equivalents	$140	$134
Receivables	88	79
Inventories	64	65
Other current assets	6	7
Total current assets	298	285
Property, plant, and equipment, net	1,777	1,768
Other noncurrent assets	53	49
Total assets	$2,128	$2,102

Liabilities
Accounts payable and accrued expenses	$139	$182
Deferred income	10	9
Current debt	20	22
Total current liabilities	169	213
Long-term debt	45	49
Other noncurrent liabilities	96	100
Total liabilities	$310	$362
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

Quarter ended	December 3, 2015	December 4, 2014
IMFT distributions to Micron	$—	$6
IMFT distributions to Intel	—	6
Micron contributions to IMFT	38	21
Intel contributions to IMFT	37	20

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

The assets and liabilities of MP Mask included in our consolidated balance sheets were as follows:

As of	2016	2015
Current assets	$23	$21
Noncurrent assets (primarily property, plant, and equipment)	171	180
Current liabilities	13	21
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to MP Mask's assets and do not have recourse to any other of our assets.

Restrictions on Net Assets

As a result of the reorganization proceedings of the MMJ Companies initiated on March 23, 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of December 3, 2015 were $2.96 billion for the MMJ Group and $952 million for IMFT, which included cash and equivalents of $951 million for the MMJ Group and $140 million for IMFT.

As of December 3, 2015, our retained earnings included undistributed earnings from our equity method investees of $291 million.

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

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. In addition to the fair value measurements disclosed in "Cash and Investments" as of December 3, 2015 and September 3, 2015, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $51 million and $45 million, respectively, valued using Level 2 fair value measurements.

In connection with our repurchases of debt in the first quarter of 2016, we determined the fair value of the debt components of our convertible notes as if they were stand-alone instruments, using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours (Level 2).

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine equity components of our convertible notes) were as follows:

As of	December 3, 2015		September 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$5,169	$5,240	$5,020	$5,077
Convertible notes	2,360	1,428	2,508	1,472

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

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: To hedge our exposures of monetary assets and liabilities to changes in currency exchange rates, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days.  At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). To mitigate the risk of the yen strengthening against the U.S. dollar on the MMJ creditor installment payments due in December 2014 and December 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In the first quarters of 2016 and 2015, we paid $21 million and $33 million, respectively, upon settlement of the forward contracts.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net.

Convertible Notes Settlement Obligations: In the first quarter of 2015, we settled conversions of our remaining outstanding 2031B notes and holders elected to convert a portion of the 2033E Notes. As a result of our elections to settle the amounts due upon conversion in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days, beginning on the dates we notified the holders of our intention to settle the obligations in cash through the settlement dates. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurements and final settlement amounts of our convertible note settlement obligations were based on the volume-weighted average stock price (Level 2 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount (in U.S. dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of December 3, 2015
Yen	$919	$—	$(4)
Singapore dollar	229	—	(1)
New Taiwan dollar	35	—	—
Shekel	28	—	—
Euro	17	—	—
British Pound	16	—	—
Yuan	15	—	—
	$1,259	$—	$(5)
As of September 3, 2015
Yen	$928	$—	$(24)
Singapore dollar	282	—	—
New Taiwan dollar	89	—	—
Shekel	27	—	—
Euro	29	—	—
British Pound	19	—	—
Yuan	32	1	—
	$1,406	$1	$(24)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

Net gains (losses) for derivative instruments without hedge accounting designation were included in other non-operating income (expense), net as follows:

Quarter ended	December 3, 2015	December 4, 2014
Foreign exchange contracts	$(21)	$(58)
Convertible notes settlement obligations	—	6

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

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of December 3, 2015
Yen	$102	$1	$(2)

As of September 3, 2015
Yen	$81	$3	$—
Euro	12	—	—
	$93	$3	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For the first quarters of 2016 and 2015, we recognized losses of $4 million and $15 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant in the first quarters of 2016 and 2015.  For the first quarters of 2016 and 2015, we reclassified gains of $1 million and $2 million, respectively, from accumulated other comprehensive income (loss) to earnings. As of December 3, 2015, $1 million of net gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

Equity Plans

As of December 3, 2015, our equity plans permit us to issue an aggregate of up to 163 million shares of common stock, of which 103 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

Quarter ended	December 3, 2015	December 4, 2014
Stock options granted	2	1
Weighted-average grant-date fair value per share	$7.99	$13.20
Average expected life in years	5.6	5.7
Weighted-average expected volatility	46%	47%
Weighted-average risk-free interest rate	1.5%	1.6%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of December 3, 2015, there were 16 million shares of Restricted Stock Awards outstanding, of which 2 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity was as follows:

Quarter ended	December 3, 2015	December 4, 2014
Restricted stock awards granted	3	2
Weighted-average grant-date fair value per share	$18.52	$30.17

Stock-based Compensation Expense

As of December 3, 2015, $405 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized through the first quarter of 2020, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense in the below presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations:

Quarter ended	December 3, 2015	December 4, 2014
Stock-based compensation expense by caption
Cost of goods sold	$17	$12
Selling, general, and administrative	18	15
Research and development	11	8
	$46	$35

Stock-based compensation expense by type of award
Stock options	$20	$18
Restricted stock awards	26	17
	$46	$35

Other Operating (Income) Expense, Net

Quarter ended	December 3, 2015	December 4, 2014
Restructure and asset impairments	$15	$1
(Gain) loss on disposition of property, plant, and equipment	2	(6)
Other	—	(11)
	$17	$(16)

In the first quarter of 2016, we recorded $9 million of charges for the restructure of manufacturing activities in Agrate, Italy and $5 million of severance benefits and equipment-related retirement and impairment costs to close our module assembly and test facility in Aguadilla, Puerto Rico. As of December 3, 2015, we do not anticipate incurring significant additional costs for these restructure activities.

Other Non-Operating Income (Expense), Net

Quarter ended	December 3, 2015	December 4, 2014
Gain (loss) from changes in currency exchange rates	$(3)	$(21)
Loss on restructure of debt	(1)	(30)
Other	—	2
	$(4)	$(49)

Income Taxes

Income taxes for the first quarters of 2016 and 2015 included a provision of $22 million and $38 million, respectively, related to changes in amounts of net deferred tax assets associated with MMJ and MMT. Income taxes for the first quarter of 2016 also included a benefit of $41 million related to a U.S. valuation allowance release resulting from the acquisition of Tidal Systems, Ltd. Remaining taxes for the first quarters of 2016 and 2015 primarily reflect taxes on our non-U.S. operations.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowance.  The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. Income taxes on U.S. operations in the first quarters of 2016 and 2015 were substantially offset by changes in the valuation allowance.

The resolution of tax audits or lapses of statute of limitations could reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months ranges from $0 to $68 million, including interest and penalties.

We operate in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate. We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision for the first quarters of 2016 and 2015 by $12 million (benefitting our diluted earnings per share by $0.01) and by $140 million ($0.12 per diluted share), respectively.

Earnings Per Share

Quarter ended	December 3, 2015	December 4, 2014
Net income available to Micron shareholders – Basic	$206	$1,003
Dilutive effect related to equity method investment	—	(1)
Net income available to Micron shareholders – Diluted	$206	$1,002

Weighted-average common shares outstanding – Basic	1,035	1,070
Dilutive effect of equity plans and convertible notes	50	125
Weighted-average common shares outstanding – Diluted	1,085	1,195

Earnings per share
Basic	$0.20	$0.94
Diluted	0.19	0.84

Antidilutive potential common shares that could dilute basic earnings per share in the future were 66 million and 9 million for the first quarters of 2016 and 2015, respectively.

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

Quarter ended	December 3, 2015	December 4, 2014
Net sales
CNBU	$1,139	$2,088
SBU	884	984
MBU	834	940
EBU	479	539
All Other	14	22
	$3,350	$4,573

Operating income (loss)
CNBU	$14	$623
SBU	(33)	26
MBU	135	306
EBU	113	118
All Other	3	12
	$232	$1,085

Certain Concentrations

Customer concentrations included net sales to Intel of 11% for the first quarter of 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding timing of our acquisition of the remaining shares of Inotera; "Results of Operations" regarding future costs of restructure activities; "Liquidity and Capital Resources" regarding our pursuit of additional financing and debt restructuring including expected funding of the Inotera acquisition, regarding the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months, regarding capital spending in 2016, and regarding the timing of payments for certain contractual obligations; and in "Recently Issued Accounting Standards" regarding the impact of adopting these new standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 3, 2015. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2016 contains 52 weeks and the first quarter of fiscal 2016 contained 13 weeks. Our fiscal 2015 contained 53 weeks and the first and fourth quarters contained 14 and 13 weeks, respectively. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Overview of our operations, business, and highlights of key events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Recently Issued Accounting Standards

Overview

We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. We market our products through our internal sales force, independent sales representatives, and distributors, primarily to OEMs and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies, and generating a return on R&D investments.

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

Planned Acquisition of Inotera Shares and License Agreement with Nanya

Acquisition of Remaining Inotera Shares: On December 14, 2015, we entered into a Framework Agreement with Inotera pursuant to which we will acquire 100% of the issued and outstanding shares of Inotera for 30 New Taiwan dollars per share (or the equivalent of approximately $0.92, assuming 32.7 New Taiwan dollars per U.S. dollar). As of December 3, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. We estimate that, based on the shares outstanding and the exchange rate as of December 14, 2015, the aggregate consideration payable for the Inotera shares not already owned by us would be approximately $4.1 billion. We expect to close the transaction around mid-calendar year 2016.

The Framework Agreement provides that we and Inotera will cooperate in good faith to negotiate and execute a Definitive Agreement by February 12, 2016. We or Inotera may terminate the Framework Agreement if the Definitive Agreement is not executed by that date. Under the Framework Agreement, the consummation of the acquisition of the remaining shares of Inotera is subject to various conditions, including regulatory approvals, shareholder approval, and consummation of debt financing. In December 2015, we also entered into voting and support agreements, pursuant to which Nanya and certain of Nanya's affiliates agreed to (1) cause their respective boards of directors to vote in favor of and approve the transaction and (2) vote their Inotera shares in favor of and approve shareholder actions relevant to the transaction. On December 14, 2015, we also entered into an agreement with Nanya pursuant to which we have the option to issue shares of our common stock to Nanya in an amount of up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $1.0 billion, assuming 32.7 New Taiwan dollars per U.S. dollar), which will be used to fund a portion of the consideration payable in the transaction.

License Agreement with Nanya: On December 14, 2015, we entered into an agreement with Nanya to use reasonable best efforts to execute further definitive technology transfer and license agreements by February 12, 2016 pursuant to which Nanya would have the option to require us to transfer to Nanya certain technology and deliverables related to the 1X Process Node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the further definitive agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products implementing the technology, subject to an agreed cap, and we would receive an equity interest in Nanya upon the achievement of certain milestones. We may terminate the agreement if we and Nanya do not execute the definitive technology transfer and license agreements by February 12, 2016.

(See "Item 1. Financial Information – Notes to Consolidated Financial Statements – Planned Acquisition of Inotera and License Agreement with Nanya.")

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
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2016	% of Net Sales	2015	% of Net Sales	2015	% of Net Sales
Net sales	$3,350	100%	$4,573	100%	$3,600	100%
Cost of goods sold	2,501	75%	2,935	64%	2,630	73%
Gross margin	849	25%	1,638	36%	970	27%

Selling, general and administrative	179	5%	193	4%	170	5%
Research and development	421	13%	376	8%	379	11%
Other operating (income) expense, net	17	1%	(16)	—%	(6)	—%
Operating income	232	7%	1,085	24%	427	12%

Interest income (expense), net	(85)	(3)%	(83)	(2)%	(90)	(3)%
Other non-operating income (expense), net	(4)	—%	(49)	(1)%	18	1%
Income tax (provision) benefit	4	—%	(75)	(2)%	69	2%
Equity in net income of equity method investees	59	2%	124	3%	47	1%
Net (income) loss attributable to noncontrolling interests	—	—%	1	—%	—	—%
Net income attributable to Micron	$206	6%	$1,003	22%	$471	13%

Net Sales

	First Quarter				Fourth Quarter
	2016	% of Total	2015	% of Total	2015	% of Total
CNBU	$1,139	34%	$2,088	46%	$1,301	36%
SBU	884	26%	984	22%	848	24%
MBU	834	25%	940	21%	958	27%
EBU	479	14%	539	12%	475	13%
All Other	14	—%	22	—%	18	1%
	$3,350		$4,573		$3,600
Percentages reflect rounding and may not total 100%.

Total net sales for the first quarter of 2016 decreased 7% as compared to the fourth quarter of 2015 primarily due to lower CNBU and MBU sales as a result of decreases in DRAM average selling prices. SBU sales for the first quarter of 2016 increased as compared to the fourth quarter of 2015 primarily due to higher gigabit sales volumes partially offset by declines in average selling prices.

Total net sales for the first quarter of 2016 decreased 27% as compared to the first quarter of 2015 primarily due to lower CNBU sales as a result of decreases in DRAM average selling prices and lower gigabit sales volumes. MBU, SBU, and EBU sales for the first quarter of 2016 also decreased as compared to the first quarter of 2015 primarily due to declines in average selling prices partially offset by increases in gigabit sales volumes. Sales volumes for the first quarter of 2016 as compared to the first quarter of 2015 were impacted by the additional week in the first quarter of 2015.

Gross Margin

Our overall gross margin percentage declined to 25% for the first quarter of 2016 from 27% for the fourth quarter of 2015 primarily due to declines in average selling prices partially offset by manufacturing cost reductions. MBU and CNBU experienced declines in gross margin percentage for the first quarter of 2016 as compared to the fourth quarter of 2015 as declines in average selling prices outpaced manufacturing cost reductions. SBU and EBU gross margin percentages for the first quarter of 2016 improved as compared to the fourth quarter of 2015 as manufacturing cost reductions outpaced declines in average selling prices.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under a supply agreement at prices reflecting discounts from market prices for our comparable components. We purchased $379 million, $476 million, and $729 million of DRAM products from Inotera in the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015, respectively, at costs higher than the costs of similar products manufactured in our wholly-owned facilities. The supply agreement with Inotera (as extended in December 2015, subsequent to the end of our first quarter of 2016) has an initial three-year term, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period. Effective beginning on January 1, 2016, the price for DRAM products sold to us is based on a formula that equally shares margin between Inotera and us. Under the market conditions prevailing in the first quarter of 2016, costs of products purchased from Inotera were higher than they would have been under the pricing formula effective beginning January 1, 2016.

Our overall gross margin percentage declined to 25% for the first quarter of 2016 from 36% for the first quarter of 2015 as a result of declines in the gross margin percentage for CNBU, MBU, and SBU, primarily due to declines in average selling prices, partially offset by manufacturing cost reductions.

Operating Results by Business Segments

CNBU

	First Quarter		Fourth Quarter
	2016	2015	2015
Net sales	$1,139	$2,088	$1,301
Operating income	14	623	99

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the first quarter of 2016 decreased 12% as compared to the fourth quarter of 2015 primarily due to declines in average selling prices as a result of continued weakness in the PC sector, partially offset by increases in gigabits sold. CNBU operating income for the first quarter of 2016 declined from the fourth quarter of 2015 as decreases in average selling prices outpaced manufacturing cost reductions and R&D costs increased due to a higher volume of development wafers processed.

CNBU sales for the first quarter of 2016 decreased 45% as compared to the first quarter of 2015 primarily due to declines in average selling prices and gigabits sold as a result of continued weakness in the PC sector. CNBU operating income for the first quarter of 2016 declined from the first quarter of 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

SBU

	First Quarter		Fourth Quarter
	2016	2015	2015
Net sales	$884	$984	$848
Operating income (loss)	(33)	26	(46)

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our NAND Flash products. (See "Operating Results by Product – Non-Volatile Memory" for further details.) SBU sales for the first quarter of 2016 increased 4% from the fourth quarter of 2015 primarily due to increases in gigabits sold partially offset by declines in average selling prices. SBU sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. SBU sales of products to Intel under this arrangement were $115 million, $111 million, and $108 million for the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015, respectively. All other SBU products are sold to OEMs, resellers, retailers, and other customers (including Intel), which we collectively refer to as "trade customers."

SBU sales of NAND Flash products to trade customers for the first quarter of 2016 increased 4% as compared to the fourth quarter of 2015 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for the first quarter of 2016 as compared to the fourth quarter of 2015 were primarily due to higher manufacturing output. SBU operating margin for the first quarter of 2016 improved from fourth quarter of 2015 as manufacturing cost reductions outpaced decreases in average selling prices.

SBU sales of NAND Flash products to trade customers for the first quarter of 2016 decreased 12% from the first quarter of 2015 primarily due to declines in average selling prices. SBU operating margin for the first quarter of 2016 declined from the first quarter of 2015 as declines in average selling prices outpaced manufacturing cost reductions and R&D costs increased in connection with increased spending on controllers, firmware, and engineering for SSDs and managed NAND Flash products.

MBU

	First Quarter		Fourth Quarter
	2016	2015	2015
Net sales	$834	$940	$958
Operating income	135	306	262

In 2016 and 2015, MBU sales were comprised primarily of DRAM and NAND Flash, in decreasing order of revenue, with mobile DRAM products accounting for a significant majority of the sales. MBU sales and operating income for the first quarter of 2016 decreased as compared to the fourth quarter of 2015 primarily due to declines in average selling prices.

MBU sales for the first quarter of 2016 decreased 11% as compared to the first quarter of 2015 primarily due to declines in average selling prices and sales volumes for mobile DRAM products partially offset by increases in sales volumes for managed NAND Flash and MCP products. MBU operating income for the first quarter of 2016 declined from the first quarter of 2015 as declines in average selling prices outpaced manufacturing cost reductions.

EBU

	First Quarter		Fourth Quarter
	2016	2015	2015
Net sales	$479	$539	$475
Operating income	113	118	104

In 2016 and 2015, EBU sales were comprised of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for the first quarter of 2016 were relatively unchanged from the fourth quarter of 2015 as higher sales volumes of DRAM and NAND Flash products were offset by declines in average selling prices. EBU operating income for the first quarter of 2016 improved as compared to the fourth quarter of 2015 as manufacturing cost reductions outpaced declines in average selling prices.

EBU sales for the first quarter of 2016 decreased 11% as compared to the first quarter of 2015 primarily due to declines in average selling prices partially offset by increased sales volumes of DRAM and NAND Flash products. EBU operating income for the first quarter of 2016 declined as compared to the first quarter of 2015 primarily due to declines in average selling prices partially offset by manufacturing cost reductions.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2016	% of Total	2015	% of Total	2015	% of Total
DRAM	$1,945	58%	$3,110	68%	$2,173	60%
Non-Volatile Memory	1,269	38%	1,303	28%	1,287	36%
Other	136	4%	160	3%	140	4%
	$3,350		$4,573		$3,600
Percentages reflect rounding and may not total 100%.

Non-Volatile Memory includes NAND Flash and 3D XPoint memory. Through the first quarter of 2016, substantially all of our Non-Volatile Memory sales were from NAND Flash products. Sales of NOR Flash products are included in Other. Information regarding our MCP products, which combine both NAND Flash and DRAM components, is reported within Non-Volatile Memory.

DRAM

	First Quarter 2016 Versus
	Fourth Quarter	First Quarter
	2015	2015

	(percentage change from period indicated)
Net sales	(10)%	(37)%
Average selling prices per gigabit	(13)%	(32)%
Gigabits sold	2%	(8)%
Cost per gigabit	(10)%	(16)%

The increase in gigabits sold for the first quarter of 2016 as compared to the fourth quarter of 2015 was primarily due to increases in gigabit production despite our continued preparation of fabrication facilities for production of the next technology node, which constrained output. DRAM gigabit production growth in the first quarter of 2016 was also impacted by a shift to a higher mix of mobile and DDR4 products, which have larger die sizes and fewer bits per wafer. The decrease in gigabits sold for the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to the additional week in the first quarter of 2015, our continued preparation of fabrication facilities for production of the next technology node, and a shift to a higher mix of mobile and DDR4 products.

In the first quarter of 2016 and in 2015, the cost of products purchased from Inotera was higher than the cost of similar products manufactured in our wholly-owned facilities. Under the market conditions prevailing in the first quarter of 2016, costs of products purchased from Inotera were higher than they would have been under the pricing formula effective beginning January 1, 2016. DRAM products purchased from Inotera accounted for 29% of our aggregate DRAM gigabit production for the first quarter of 2016 as compared to 32% for the fourth quarter of 2015 and 38% for the first quarter of 2015.

Our gross margin percentage on sales of DRAM products for the first quarter of 2016 declined from the fourth quarter of 2015 and first quarter of 2015 as decreases in average selling prices outpaced manufacturing cost reductions. Cost reductions for the first quarter of 2016 primarily reflected lower costs for product purchased from Inotera and improvements in product and process technologies.

Non-Volatile Memory

The following discussion of Non-Volatile Memory excludes Non-Volatile Memory products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost. All other sales of Non-Volatile Memory products are referred to as sales to trade customers. This discussion focuses on sales of NAND Flash products which constituted substantially all of Non-Volatile Memory sales to trade customers through the first quarter of 2016.

	First Quarter 2016 Versus
	Fourth Quarter	First Quarter
	2015	2015

	(percentage change from period indicated)
Sales to trade customers
Net sales	(2)%	(3)%
Average selling prices per gigabit	(7)%	(11)%
Gigabits sold	5%	9%
Cost per gigabit	(6)%	(8)%

The increases in NAND Flash gigabits sold to trade customers for the first quarter of 2016 as compared to the fourth quarter of 2015 and first quarter of 2015 were primarily due to higher production from improved product and process technologies. Increases in gigabit production of NAND Flash products for the first quarter of 2016 as compared to the first quarter of 2015 were limited by a shift in product mix to higher levels of managed NAND Flash and MCP products, which have both higher average selling prices and costs per gigabit.

Our gross margin percentage on sales of trade NAND Flash products for the first quarter of 2016 declined from the fourth quarter of 2015 and first quarter of 2015 as the declines in average selling prices outpaced manufacturing cost reductions. Manufacturing cost reductions for the first quarter of 2016 as compared to the fourth and first quarters of 2015 primarily resulted from improvements in product and process technologies.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the first quarter of 2016 increased 5% as compared to the fourth quarter of 2015 primarily due to reductions of expense in the fourth quarter of 2015 for adjustments to incentive-based compensation.

SG&A expenses for the first quarter of 2016 decreased 7% as compared to the first quarter of 2015 due to the effects of an additional week in our first quarter of 2015 and a decrease in legal fees.

Research and Development

R&D expenses for the first quarter of 2016 increased 11% from the fourth quarter of 2015 primarily due to a higher volume of development wafers processed and reductions of expense in the fourth quarter of 2015 for adjustments to incentive-based compensation.

R&D expenses for the first quarter of 2016 increased 12% from the first quarter in 2015 primarily due to higher volumes of development wafers processed, an increase in depreciation expense due to R&D capital expenditures, and higher payroll costs, partially offset by the effects of an additional week in our first quarter of 2015.

We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses reflect net reductions of $48 million for the first quarter of 2016, $57 million for the fourth quarter of 2015, and $56 million for the first quarter of 2015, as a result of reimbursements under our Intel and other cost-sharing arrangements.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM products, Mobile LPDRAM products, high density NAND Flash memory (including 3D NAND and MLC and TLC technologies), 3D XPoint memory, SSDs (including firmware and controllers), HMCs, specialty memory, NOR Flash memory, and other memory technologies and systems.

Interest Income (Expense)

Net interest expense for the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015 included aggregate amounts of amortization of debt discount and other costs of $33 million, $33 million, and $38 million, respectively.

Income Taxes

Our effective tax rates were (2.8%), (19.4%), and 7.9% for the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015, respectively. Our effective tax rates reflect the following:

•
operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the effective tax rates in these jurisdictions are significantly lower than the U.S. statutory rate;

•	operations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that decrease our effective tax rates; and

•	a valuation allowance against substantially all of our U.S. net deferred tax assets.

Income taxes for the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015 included a provision of $22 million, a benefit of $58 million, and a provision of $38 million, respectively, related to changes in amounts of net deferred tax assets associated with MMJ and MMT. Income taxes for the first quarter of 2016 also included a benefit of $41 million related to a U.S. valuation allowance adjustment resulting from the acquisition of Tidal Systems, Ltd. The remaining taxes for these periods primarily reflects taxes for our other non-U.S. operations. Income taxes for U.S. operations in 2016 and 2015 were substantially offset by changes in the valuation allowance.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowance.  The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists.

We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $12 million (benefitting our diluted earnings per share by $0.01) for the first quarter of 2016, by $49 million ($0.04 per diluted share) for the fourth quarter of 2015, and by $140 million ($0.12 per diluted share) for the first quarter of 2015.

Equity in Net Income of Equity Method Investees

We recognize our share of earnings or losses from equity method investments generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	First Quarter		Fourth Quarter
	2016	2015	2015
Inotera	$52	$129	$43
Tera Probe	3	(7)	4
Other	4	2	—
	$59	$124	$47

Our equity in net income of Inotera increased for the first quarter of 2016 as compared to the fourth quarter of 2015 due to favorable exchange rate fluctuations with the New Taiwan dollar, offset by declines in Inotera's net income as a result of the effects of declines in average selling prices, a reduction of output and higher manufacturing costs as a result of lower output in connection with Inotera's transition to the next technology node.

Our equity in net income of Inotera decreased for the first quarter of 2016 as compared to the first quarter of 2015 due to declines in average selling prices, a reduction of output in connection with Inotera's transition to the next technology node, and taxes.

Other

In the first quarter of 2016, we recorded an aggregate of $15 million of charges for restructure activities primarily in Agrate, Italy and Aguadilla, Puerto Rico. As of December 3, 2015, we do not anticipate incurring significant additional costs for these restructure activities. Other non-operating expenses for the first quarter of 2015 included $30 million from the restructure of debt and $21 million from changes in currency exchange rates. Further discussion can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $1.12 billion in the first quarter of 2016 and $5.21 billion in 2015. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained $174 million from debt financing in the first quarter of 2016 and $2.50 billion from debt and lease financing in 2015. As of December 3, 2015, we had revolving credit facilities available for up to $965 million of additional financing based on eligible receivables and inventories. In December 2015, subsequent to the end of our first quarter of 2016, we executed an aggregate of $424 million in equipment sale-leaseback financing transactions at a weighted-average interest rate of 2.7% per annum, payable in periodic installments through December 2020. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities (including repurchases of convertible notes and our common stock), and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that cash expenditures in 2016 for property, plant, and equipment will be approximately $5.3 billion to $5.8 billion, which includes amounts we expect to be funded by our partners. The actual amounts for 2016 will vary depending on market conditions. Total additions to property, plant, and equipment in the first quarter of 2016 were $1.24 billion, which, in comparison to cash expenditures, reflects differences in timing of receipts and payments for equipment as well as non-cash additions such as equipment leases. As of December 3, 2015, we had commitments of approximately $2.14 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

On December 14, 2015, we entered into the Framework Agreement with Inotera pursuant to which we will acquire 100% of the issued and outstanding shares of Inotera for 30 New Taiwan dollars per share (or the equivalent of approximately $0.92, assuming 32.7 New Taiwan dollars per U.S. dollar). As of December 3, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. We estimate that, based on the shares outstanding and the exchange rate as of December 14, 2015, the aggregate consideration payable for the Inotera shares not already owned by us would be approximately $4.1 billion. We plan to fund the acquisition of the remaining Inotera interest we do not currently own with approximately $2.5 billion of debt sourced in Taiwan at an expected interest rate of approximately 3%. In addition, we have an option to finance up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $1.0 billion, assuming 32.7 New Taiwan dollars per U.S. dollar) with Micron stock sold to Nanya. We expect to fund the remaining purchase price from cash on our balance sheet. Consummation of the acquisition of the remaining shares of Inotera is subject to various conditions, including regulatory approvals, shareholder approval, and consummation of debt financing on terms that are acceptable to us. In December 2015, we also entered into voting and support agreements pursuant to which Nanya and certain of Nanya's affiliates agreed to (1) cause their respective boards of directors to vote in favor of and approve the transaction and (2) vote their Inotera shares in favor of and approve shareholder actions relevant to the transaction. We expect to close the transaction around mid-calendar year 2016.

Since the first quarter of 2015, our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, $250 million of which was authorized in the first quarter of 2016. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. During the first quarter of 2016, we repurchased 7 million shares for $125 million (including commissions) through open-market transactions. Since the beginning of 2015, we have repurchased a total of 49 million shares for $956 million (including commissions).

As of	December 3, 2015	September 3, 2015
Cash and equivalents and short-term investments
Bank deposits	$2,005	$1,684
Corporate bonds	701	618
Certificates of deposit	301	339
Money market funds	278	168
Government securities	256	449
Commercial paper	92	255
Asset-backed securities	8	8
	$3,641	$3,521

Long-term marketable investments	$1,771	$2,113

As of December 3, 2015, $2.70 billion of our cash and equivalents and short-term investments was held by foreign subsidiaries, of which $110 million was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $951 million held by the MMJ Group as of December 3, 2015. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $140 million held by IMFT as of December 3, 2015. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of December 3, 2015, we had $1.96 billion of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, that were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Operating Activities

Net cash provided by operating activities was $1.12 billion for the first quarter of 2016. Cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which, for the first quarter of 2016, included $297 million of cash provided from net reductions in receivables.

Investing Activities

Net cash used for investing activities was $660 million for the first quarter of 2016, which consisted primarily of cash expenditures of $990 million for property, plant, and equipment and $148 million for the acquisition of Tidal Systems, Ltd., offset by $534 million of net inflows from sales and maturities of available-for-sale securities.

Financing Activities

Net cash used for financing activities was $140 million for the first quarter of 2016, which included $197 million for repayments of debt (including $36 million for the amount in excess of principal of our convertible notes) and $125 million for the open-market repurchases of 7 million shares of our common stock. Cash outflows for financing activities in the first quarter of 2016 were partially offset by inflows of $174 million from the issuance of debt.

2016 Debt Activity

In the first quarter of 2016, we reduced the dilutive effects of our convertible notes through repurchases of our 2033E Notes. As a result, we eliminated notes that were convertible into approximately 5 million shares of our common stock. The following table presents the effect of those repurchases:

	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash	Decrease in Equity	Loss
Repurchases of 2033E Notes	$(57)	$(54)	$(94)	$(38)	$(1)

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended December 31, 2015 exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes, holders of those notes have the right to convert their notes at any time through March 31, 2016. For all of our convertible notes, we have either: (1) the requirement to pay cash for the principal amount and the option to pay either cash, shares of our common stock, or any combination thereof for any remaining conversion obligation, or (2) the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion.

The following table summarizes the potential settlements, as of December 3, 2015, that we could be required to make if all holders converted their 2032 Notes and 2033 Notes:

	Conversion Price Per Share	Settlement Option for Principal Amount	Outstanding Principal	If Settled With Minimum Cash Required(1)		If Settled Entirely With Cash(2)
				Cash	Remainder in Shares	Cash
2032C Notes	$9.63	Cash and/or shares	$224	$—	23	$362
2032D Notes	9.98	Cash and/or shares	177	—	18	277
2033E Notes	10.93	Cash	176	176	5	251
2033F Notes	10.93	Cash	297	297	8	424
			$874	$473	54	$1,314

(1)	We are required to settle the principal amount of the 2033 Notes in cash. The remaining conversion obligation paid in shares is based on our closing share price of $15.61 as of December 3, 2015.

(2)	Based on our closing share price of $15.61 as of December 3, 2015.

Contractual Obligations

	Payments Due by Period
As of December 3, 2015	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Notes payable(1)(2)	$9,498	$573	$613	$766	$759	$941	$5,846
Capital lease obligations(2)	779	241	176	129	91	32	110
Operating leases(3)	755	227	344	122	15	12	35
	$11,032	$1,041	$1,133	$1,017	$865	$985	$5,991

(1)
Amounts include MMJ Creditor Installment Payments, convertible notes, and other notes. Any future redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments. Contractual obligations for the 2033 Notes are presented in 2018 and 2020 based on the earliest date that the holders can put them to us even though they were classified in our accompanying balance sheets as current, which was based on their convertibility.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

Inotera Supply Agreement: Our supply agreement with Inotera effective through December 2015 did not contain a fixed or minimum purchase quantity as quantities are based on qualified production output and pricing fluctuates as it is based on market prices. Therefore, we did not include any amounts under such agreement in the contractual obligations table above. Under the agreement with Inotera effective beginning on January 1, 2016, payments are primarily based on fluctuating quantities and prices, but a portion of the expected costs under such agreement meet the criteria of a minimum lease payment under an operating lease and are therefore included in the table above.

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of December 3, 2015 and September 3, 2015, a hypothetical decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $355 million and $366 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of December 3, 2015 and September 3, 2015, we held fixed-rate debt securities of $3.18 billion and $3.83 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $11 million as of December 3, 2015 and $13 million as of September 3, 2015.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in currency exchange rates in "Part II. Other Information – Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

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

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $2 million as of December 3, 2015 and $3 million as of September 3, 2015. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

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

Other Proceedings

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations, or financial condition could be materially adversely affected. For the first quarter of 2016, average selling prices per gigabit for our DRAM and trade Non-Volatile products declined 32% and 11%, respectively, compared to the first quarter of 2015. We have experienced significant decreases in our average selling prices per gigabit in previous years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

	DRAM	Trade Non-Volatile*

	(percentage change in average selling prices)
2015 from 2014	(11)%	(17)%
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%
* Trade Non-Volatile excludes sales to Intel from IMFT.

We may be unable to maintain or improve gross margins.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, technological barriers, and changes in process technologies or products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

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

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of December 3, 2015, we had debt with a carrying value of $7.38 billion. In addition, the conversion value in excess of principal amount for our convertible notes outstanding as of December 3, 2015 was $440 million. During the first quarter of 2016, we paid $94 million to repurchase and settle conversion obligations for convertible notes with a principal amount of $57 million. In 2015, we paid $1.43 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $489 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of December 3, 2015, we had revolving credit facilities available for up to $965 million of additional financing. The availability of these revolving facilities is subject to certain conditions, including outstanding balances of trade receivables; inventories; and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. In December 2015, subsequent to the first quarter of 2016, we executed an aggregate of $424 million in equipment sale-leaseback financing transactions. In connection with our planned acquisition of the remaining interest in Inotera announced on December 14, 2015, we plan to fund the acquisition with approximately $2.5 billion of debt sourced in Taiwan and we have an option to finance up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $1.0 billion, assuming 32.7 New Taiwan dollars per U.S. dollar) with Micron stock sold to Nanya.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that cash expenditures in 2016 for property, plant, and equipment will be approximately $5.3 billion to $5.8 billion. Investments in capital expenditures for the first quarter of 2016 were $990 million. As of December 3, 2015, we had cash and marketable investments of $5.41 billion, which included $951 million held by the MMJ Group and $140 million held by IMFT, none of which is generally available to finance our other operations.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of December 3, 2015, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of December 3, 2015, the Inotera Shares had a carrying value for purposes of our financial reporting of $664 million and a market value of $855 million.

Our planned acquisition of the remaining shares of Inotera involves numerous risks.

On December 14, 2015, we entered into the Framework Agreement with Inotera pursuant to which we will acquire 100% of the issued and outstanding shares of Inotera for 30 New Taiwan dollars per share (or the equivalent of approximately $0.92, assuming 32.7 New Taiwan dollars per U.S. dollar). As of December 3, 2015, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. We estimate that, based on the shares outstanding and the exchange rate as of December 14, 2015, the aggregate consideration payable for the Inotera shares not already owned by us would be approximately $4.1 billion. We expect to close the transaction around mid-calendar year 2016.

The Framework Agreement provides that we and Inotera will cooperate in good faith to negotiate and execute a further Definitive Agreement by February 12, 2016. We or Inotera may terminate the Framework Agreement if the Definitive Agreement is not executed by that date. Under the Framework Agreement, the consummation of the acquisition of the Inotera shares is subject to various conditions, including regulatory approvals, shareholder approval, and consummation of debt financing on terms acceptable to us. In December 2015, we also entered into voting and support agreements with Nanya and certain of Nanya's affiliates pursuant to which the parties agreed to (1) cause their respective boards of directors to vote in favor of and approve the transaction and (2) vote their Inotera shares in favor of and approve shareholder actions relevant to the transaction. On December 14, 2015, we also entered into an agreement with Nanya pursuant to which we have the option to issue shares of our common stock to Nanya in an amount of up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $1.0 billion, assuming 32.7 New Taiwan dollars per U.S. dollar), which will be used to fund a portion of the consideration payable in the transaction.

The consummation of the acquisition of the remaining shares of Inotera remains subject to various conditions, including shareholder and regulatory approval as described above. However, there can be no assurance that the various conditions will be satisfied or that the acquisition of Inotera shares will ultimately be consummated on the terms and conditions set forth in the Framework Agreement. If the remaining closing conditions are not satisfied or waived, we will not be able to close the acquisition.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during the first quarter of 2016 and 2015;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

Our pending acquisition of the remaining shares of Inotera is inherently risky, may not be successful, and may materially adversely affect our business, results of operations, or financial condition. (See "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Planned Acquisition of Inotera and License Agreement with Nanya.")

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

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A determination that our products or manufacturing processes infringe the intellectual property rights of others, or entering a license agreement covering such intellectual property, could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. (See "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.")

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

For the first quarter of 2016, we purchased $379 million of DRAM products from Inotera and our supply from Inotera accounted for 29% of our aggregate DRAM gigabit production. In the first quarter of 2016 and in 2015, the cost of products purchased from Inotera was higher than the cost of similar products manufactured in our wholly-owned facilities. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected. Our Inotera supply agreement involve numerous risks including the following:

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

Across our global operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the British pound, euro, shekel, Singapore dollar, New Taiwan dollar, yen, and yuan. We recorded net losses from changes in currency exchange rates of $3 million for the first quarter of 2016, $27 million for 2015, and $28 million for 2014. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $2 million as of December 3, 2015. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected.

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

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first quarter of 2016. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, and Japan. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the first quarter of 2015, our Board of Directors has authorized the repurchase of up to $1.25 billion of our common stock, $250 million of which was authorized on October 15, 2015. Any repurchases under the authorization may be made in open market purchases, block trades, privately-negotiated transactions, or derivative transactions, subject to market conditions and our ongoing determination of the best use of available cash.

Period			Total number of shares purchased	Average price paid per share(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 4, 2015	–	October 8, 2015	807,467	$17.34	807,467	$155,836,103
October 9, 2015	–	November 5, 2015	6,102,421	18.30	6,102,421	294,184,917
November 6, 2015	–	December 3, 2015	—	—	—	294,184,917
			6,909,888	18.18	6,909,888

(1)	Excludes commissions.

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

ITEM 5. OTHER INFORMATION

The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights.  On January 5, 2016, we amended the Second Amended and Restated Operating Agreement with Intel related to the IMFT joint venture to change the dates of those buy-sell rights.  Pursuant to this amendment, commencing in January 2016, Intel can put to us, and commencing in January 2019, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time.

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

Micron Technology, Inc.
(Registrant)

Date:	January 8, 2016	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)