Form 10-Q
period 2016-03-03
MICRON TECHNOLOGY INC
filed 2016-04-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of April 1, 2016, was 1,037,043,109.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2031B Notes	1.875% Convertible Senior Notes due 2031	MMJ	Micron Memory Japan, Inc.
2032 Notes	2032C and 2032D Notes	MMJ Companies	MAI and MMJ
2032C Notes	2.375% Convertible Senior Notes due 2032	MMJ Group	MMJ and its subsidiaries
2032D Notes	3.125% Convertible Senior Notes due 2032	MMT	Micron Memory Taiwan Co., Ltd.
2033 Notes	2033E and 2033F Notes	MP Mask	MP Mask Technology Center, LLC
2033E Notes	1.625% Convertible Senior Notes due 2033	MTI	Micron Technology, Inc.
2033F Notes	2.125% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2043G Notes	3.00% Convertible Senior Notes due 2043	nm	Nanometer
Elpida	Elpida Memory, Inc.	Photronics	Photronics, Inc.
IMFT	IM Flash Technologies, LLC	PSRAM	Pseudo-static DRAM
Inotera	Inotera Memories, Inc.	Qimonda	Qimonda AG
Intel	Intel Corporation	R&D	Research and Development
Japan Court	Tokyo District Court	RLDRAM	Reduced Latency DRAM
LPDRAM	Mobile Low-Power DRAM	SG&A	Selling, General and Administration
MAI	Micron Akita, Inc.	SSD	Solid-State Drive
MCP	Multi-Chip Package	Tera Probe	Tera Probe, Inc.
Micron	Micron Technology, Inc. (Parent Company)	TLC	Triple-Level Cell
MLC	Multi-Level Cell	VIE	Variable Interest Entity

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Net sales	$2,934	$4,166	$6,284	$8,739
Cost of goods sold	2,355	2,761	4,856	5,696
Gross margin	579	1,405	1,428	3,043

Selling, general, and administrative	175	187	354	380
Research and development	403	379	824	755
Other operating (income) expense, net	6	(16)	23	(32)
Operating income (loss)	(5)	855	227	1,940

Interest income	12	8	23	15
Interest expense	(97)	(83)	(193)	(173)
Other non-operating income (expense), net	(6)	(6)	(10)	(55)
	(96)	774	47	1,727

Income tax (provision) benefit	(5)	(47)	(1)	(122)
Equity in net income of equity method investees	5	208	64	332
Net income (loss)	(96)	935	110	1,937

Net (income) loss attributable to noncontrolling interests	(1)	(1)	(1)	—
Net income (loss) attributable to Micron	$(97)	$934	$109	$1,937

Earnings (loss) per share:
Basic	$(0.09)	$0.87	$0.11	$1.81
Diluted	(0.09)	0.78	0.10	1.62

Number of shares used in per share calculations:
Basic	1,036	1,074	1,035	1,072
Diluted	1,036	1,190	1,072	1,193

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Net income (loss)	$(96)	$935	$110	$1,937

Other comprehensive income (loss), net of tax:
Gain (loss) on derivatives, net	3	(2)	(1)	(18)
Foreign currency translation adjustments	1	(50)	(89)	(74)
Pension liability adjustments	1	(1)	(5)	18
Gain (loss) on investments, net	1	(1)	(2)	(1)
Other comprehensive income (loss)	6	(54)	(97)	(75)
Total comprehensive income (loss)	(90)	881	13	1,862
Comprehensive (income) loss attributable to noncontrolling interests	(1)	—	(1)	1
Comprehensive income (loss) attributable to Micron	$(91)	$881	$12	$1,863

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 3, 2016	September 3, 2015
Assets
Cash and equivalents	$3,078	$2,287
Short-term investments	957	1,234
Receivables	1,984	2,507
Inventories	2,608	2,340
Other current assets	178	228
Total current assets	8,805	8,596
Long-term marketable investments	1,108	2,113
Property, plant, and equipment, net	11,819	10,554
Equity method investments	1,360	1,379
Intangible assets, net	512	449
Deferred tax assets	668	597
Other noncurrent assets	547	455
Total assets	$24,819	$24,143

Liabilities and equity
Accounts payable and accrued expenses	$3,087	$2,611
Deferred income	199	205
Current debt	1,125	1,089
Total current liabilities	4,411	3,905
Long-term debt	6,494	6,252
Other noncurrent liabilities	636	698
Total liabilities	11,541	10,855

Commitments and contingencies

Redeemable convertible notes	39	49

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized; 1,090 shares issued and outstanding (1,084 as of September 3, 2015)	109	108
Additional capital	7,579	7,474
Retained earnings	5,685	5,588
Treasury stock, 53 shares held (45 as of September 3, 2015)	(1,025)	(881)
Accumulated other comprehensive income (loss)	(84)	13
Total Micron shareholders' equity	12,264	12,302
Noncontrolling interests in subsidiaries	975	937
Total equity	13,239	13,239
Total liabilities and equity	$24,819	$24,143

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six months ended	March 3, 2016	March 5, 2015
Cash flows from operating activities
Net income	$110	$1,937
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,511	1,284
Amortization of debt discount and other costs	64	71
Stock-based compensation	101	84
Loss on restructure of debt	1	30
Equity in net income of equity method investees	(64)	(332)
Change in operating assets and liabilities
Receivables	542	153
Inventories	(268)	78
Accounts payable and accrued expenses	(67)	(488)
Deferred income taxes, net	(27)	159
Other	(20)	(133)
Net cash provided by operating activities	1,883	2,843

Cash flows from investing activities
Expenditures for property, plant, and equipment	(2,209)	(1,522)
Purchases of available-for-sale securities	(679)	(2,222)
Payments to settle hedging activities	(66)	(88)
Proceeds from sales and maturities of available-for-sale securities	1,950	631
Other	(22)	(1)
Net cash provided by (used for) investing activities	(1,026)	(3,202)

Cash flows from financing activities
Repayments of debt	(519)	(1,149)
Cash paid to acquire treasury stock	(147)	(244)
Proceeds from equipment sale-leaseback transactions	424	254
Proceeds from issuance of debt	174	1,000
Contributions from noncontrolling interests	37	20
Proceeds from issuance of stock under equity plans	24	50
Other	(61)	(75)
Net cash provided by (used for) financing activities	(68)	(144)

Effect of changes in currency exchange rates on cash and equivalents	2	(100)

Net increase (decrease) in cash and equivalents	791	(603)
Cash and equivalents at beginning of period	2,287	4,150
Cash and equivalents at end of period	$3,078	$3,547

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

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2016 contains 52 weeks and fiscal year 2015 contained 53 weeks. The first quarter of 53-week years contains 14 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 3, 2015.

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

SC Hiroshima Energy Corporation: SC Hiroshima Energy Corporation ("SCHE") is an entity created to construct and operate a cogeneration, electrical power plant to support our wafer manufacturing facility in Hiroshima, Japan. We do not have an equity ownership interest in SCHE. SCHE is a VIE due to the nature of its tolling agreements with us and our option to purchase SCHE's assets. We do not control the operation and maintenance of the plant, which we have determined are the activities of SCHE that most significantly impact its economic performance. Therefore, we do not consolidate SCHE.

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity ownership interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an.

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

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17 – Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. We adopted this ASU as of the beginning of our second quarter of 2016 on a prospective basis and did not retrospectively adjust prior periods. As a result of adopting this standard, we presented our deferred tax assets and liabilities as noncurrent. The adoption of this standard did not have a material impact on our financial statements.

In September 2015, the FASB issued ASU 2015-16 – Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Instead, the cumulative impact of measurement period adjustments, including the impact on prior periods, is required to be recognized in the reporting period in which the adjustment is identified. We adopted this ASU in our second quarter of 2016. The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU will be effective for us beginning in our first quarter of 2020 and early adoption is permitted.  This ASU is required to be adopted using a modified retrospective approach. We are evaluating the timing of our adoption and the effects of the adoption of this ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for us beginning in our first quarter of 2019.  We are evaluating the effects of the adoption of this ASU on our financial statements.

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

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810 – Consolidation.  ASU 2015-02 makes targeted amendments to the consolidation guidance for VIEs, which could change consolidation conclusions.  This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the timing of our adoption and the effects of the adoption of this ASU on our financial statements.

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

Pending Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (or the equivalent of approximately $0.91 per share, assuming 33.1 New Taiwan dollars per U.S. dollar, the exchange rate as of March 3, 2016). As of March 3, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of March 3, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.0 billion. We anticipate financing the acquisition with the proceeds of the 80 billion New Taiwan debt financing referred to below and a combination of cash on hand, additional borrowings under our existing credit agreements, and the issuance of equity and up to $500 million unsecured debt pursuant to the Private Placement (defined below).

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which held approximately 32% of Inotera's shares and provided such approval pursuant to voting and support agreements entered into in the second quarter of 2016). Under the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of the agreement to purchase the Inotera shares.

Consummation of the acquisition of Inotera is subject to various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan;

•
the consummation and funding of debt financing of at least 80 billion New Taiwan dollars (or the equivalent of approximately $2.4 billion, assuming 33.1 New Taiwan dollars per U.S. dollar), on terms that are satisfactory to us; and

•	unless we determine otherwise, the consummation and funding of the Private Placement (described below).

In addition, the agreement to acquire the Inotera shares contains certain termination rights, including:

•	termination by either us or Inotera if we have not completed the purchase of the remaining shares of Inotera by November 30, 2016; or

•	termination by us if we have not obtained satisfactory debt commitment letters for the debt financing of at least 80 billion New Taiwan dollars by May 16, 2016.

We currently anticipate completing the Inotera transaction during the fourth quarter of 2016. Consummation of the Inotera transaction is subject to significant uncertainties, including regulatory approvals and availability of debt financing on terms satisfactory to us, and there can be no assurance that the Inotera transaction will be consummated when anticipated or at all.

Issuance of Micron Shares to Nanya: In the second quarter of 2016, we also entered into an agreement with Nanya pursuant to which we have the option to issue shares of our common stock (the "Micron Shares") to Nanya in an amount equivalent to up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $950 million, assuming 33.1 New Taiwan dollars per U.S. dollar) (the "Private Placement"), which will be used to fund a portion of the consideration for the transaction. The per-share selling price for the Micron Shares will be equal to the New Taiwan dollar equivalent of the average of the closing price of our common stock during the 30 consecutive trading-day period ending 30 days prior to the consummation of the Private Placement and the transaction.

We are currently in discussions about potential changes to the Private Placement commitment, including the possibility of substituting up to $500 million of unsecured notes (including convertible notes) for the corresponding portion of the shares of our common stock that may be purchased pursuant to the Private Placement.

The consummation of the Private Placement is subject to regulatory approval and various other conditions.

Technology Transfer and License Agreements with Nanya

In the second quarter of 2016, we entered into technology transfer and license agreements pursuant to which Nanya has the option to require us to transfer to Nanya certain technology and deliverables related to the next DRAM process node generation (the "1X Process Node") after our 20nm process node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products implementing the technology, subject to an agreed cap, and we would also receive an equity interest in Nanya upon the achievement of certain milestones.

Cash and Investments

Cash and the fair values of available-for-sale investments, which approximated amortized costs, were as follows:

As of	March 3, 2016				September 3, 2015
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value
Cash	$2,343	$—	$—	$2,343	$1,684	$—	$—	$1,684
Level 1(1)
Money market funds	339	—	—	339	168	—	—	168
Level 2(2)
Corporate bonds	—	675	673	1,348	2	616	1,261	1,879
Government securities	53	213	97	363	58	391	254	703
Certificates of deposit	331	20	10	361	311	28	23	362
Asset-backed securities	—	6	328	334	—	8	575	583
Commercial paper	12	43	—	55	64	191	—	255
	$3,078	$957	$1,108	$5,143	$2,287	$1,234	$2,113	$5,634

(1)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(2)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. As of March 3, 2016, no adjustments were made to such pricing information.

(3)	The maturities of long-term marketable investments range from one to four years.

Proceeds from sales of available-for-sale securities were $585 million and $992 million for the second quarter and first six months of 2016, respectively, and $143 million and $376 million for the second quarter and first six months of 2015, respectively. Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of March 3, 2016, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	March 3, 2016	September 3, 2015
Trade receivables	$1,694	$2,188
Income and other taxes	93	116
Other	197	203
	$1,984	$2,507

As of March 3, 2016 and September 3, 2015, other receivables included $98 million and $120 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash memory and 3D XPointTM memory.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

As of	March 3, 2016	September 3, 2015
Finished goods	$793	$785
Work in process	1,578	1,315
Raw materials and supplies	237	240
	$2,608	$2,340

Property, Plant, and Equipment

	September 3, 2015	Additions	Retirements and Other	March 3, 2016
Land	$88	$—	$—	$88
Buildings	5,358	340	(4)	5,694
Equipment(1)	21,020	1,994	(276)	22,738
Construction in progress(2)	436	411	(28)	819
Software	373	24	—	397
	27,275	2,769	(308)	29,736
Accumulated depreciation	(16,721)	(1,451)	255	(17,917)
	$10,554	$1,318	$(53)	$11,819

(1)	Included costs related to equipment not placed into service of $1.07 billion and $928 million as of March 3, 2016 and September 3, 2015, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Depreciation expense was $745 million and $1.45 billion for the second quarter and first six months of 2016, respectively, and $611 million and $1.22 billion for the second quarter and first six months of 2015, respectively.

Equity Method Investments

As of	March 3, 2016		September 3, 2015
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,303	33%	$1,332	33%
Tera Probe	44	40%	38	40%
Other	13	Various	9	Various
	$1,360		$1,379
(1) Entity is a variable interest entity.

As of March 3, 2016, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.30 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreement with Inotera.

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

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Inotera	$2	$206	$54	$335
Tera Probe	3	1	6	(6)
Other	—	1	4	3
	$5	$208	$64	$332

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009.  As of March 3, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. In the second quarter of 2016 we entered into agreements to acquire the remaining interest in Inotera. (See "Pending Acquisition of Inotera" note.)

As of March 3, 2016, the market value of our equity interest in Inotera was $1.85 billion based on the closing trading price of 28.55 New Taiwan dollars per share in an active market. As of March 3, 2016 and September 3, 2015, there were losses of $76 million and gains of $13 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under a supply agreement at prices reflecting discounts from market prices for our comparable components. Effective beginning on January 1, 2016, the price for DRAM products sold to us is based on a formula that equally shares margin between Inotera and us. We purchased $326 million and $705 million of DRAM products from Inotera in the second quarter and first six months of 2016, respectively, and $628 million and $1.36 billion in the second quarter and first six months of 2015, respectively. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first six months of 2016 such that, for the second quarter of 2016, our costs for Inotera products approximated our cost for similar products manufactured in our wholly-owned facilities. In 2015 and the first quarter of 2016, our cost of Inotera products was higher than our cost for similar products manufactured in our wholly-owned facilities. The supply agreement with Inotera (as extended in December 2015) has an initial three-year term, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. The initial net carrying value of our investment was less than our proportionate share of Tera Probe's equity and the difference is being amortized as a credit to our earnings through equity in net income of equity method investees (the "Tera Probe Amortization"). As of March 3, 2016, the remaining balance of the Tera Probe Amortization was $21 million and is expected to be amortized over a weighted-average period of eight years. Based on closing trading prices, the market value of our equity interest in Tera Probe was $26 million as of March 3, 2016 and $36 million as of December 31, 2015. We evaluated our investment in Tera Probe and concluded that the decline in the market value below our carrying value did not indicate an other-than-temporary impairment primarily because of the limited amount of time the market value was below carrying value and the historical volatility of Tera Probe's stock price. We incurred manufacturing costs for services performed by Tera Probe of $18 million and $39 million for the second quarter and first six months of 2016, respectively, and $22 million and $47 million for the second quarter and first six months of 2015, respectively.

Intangible Assets and Goodwill

As of	March 3, 2016		September 3, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$824	$(421)	$864	$(416)
Other	1	—	2	(1)
	825	(421)	866	(417)
Non-amortizing assets
In-process R&D	108	—	—	—

	$933	$(421)	$866	$(417)

Goodwill(1)	$104		$23

(1)	Included in other noncurrent assets.

During the first six months of 2016 and 2015, we capitalized $16 million and $32 million, respectively, for product and process technology with weighted-average useful lives of ten years and seven years, respectively. Amortization expense was $29 million and $60 million for the second quarter and first six months of 2016, respectively, and $30 million and $60 million for the second quarter and first six months of 2015, respectively.  The expected annual amortization expense for intangible assets held as of March 3, 2016 is $119 million for 2016, $105 million for 2017, $93 million for 2018, $45 million for 2019, and $29 million for 2020.

In the first quarter of 2016, we acquired Tidal Systems, Ltd., a developer of PCIe NAND Flash storage controllers, to enhance our NAND Flash controller technology for $148 million. In connection therewith, we recognized $108 million of in-process R&D; $81 million of goodwill, which was derived from expected cost reductions and other synergies and was assigned to our Storage Business Unit; and $41 million of deferred tax liabilities, which, in aggregate, represented substantially all of the purchase price. The in-process R&D was valued using a replacement cost approach, which included inputs of reproduction cost, including developer's profit, and opportunity cost. We will begin amortizing the in-process R&D when development is complete, which is estimated to be in 2017, and will amortize it over its then estimated useful life. The goodwill is not expected to be deductible for tax purposes.

Accounts Payable and Accrued Expenses

As of	March 3, 2016	September 3, 2015
Accounts payable	$1,014	$1,020
Property, plant, and equipment payables	1,123	577
Salaries, wages, and benefits	372	321
Related party payables	234	338
Income and other taxes	65	85
Other	279	270
	$3,087	$2,611

As of March 3, 2016 and September 3, 2015, related party payables included $225 million and $327 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of March 3, 2016 and September 3, 2015, related party payables also included $8 million and $11 million, respectively, due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

Debt

			March 3, 2016			September 3, 2015
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.25%	$167	$601	$768	$161	$701	$862
Capital lease obligations(2)	N/A	N/A	338	762	1,100	326	466	792
1.258% notes	1.258%	1.97%	87	174	261	87	217	304
2022 senior notes	5.875%	6.14%	—	589	589	—	589	589
2023 senior notes	5.250%	5.43%	—	989	989	—	988	988
2024 senior notes	5.250%	5.38%	—	545	545	—	545	545
2025 senior notes	5.500%	5.56%	—	1,139	1,139	—	1,138	1,138
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(3)	2.375%	5.95%	—	200	200	—	197	197
2032D convertible senior notes(3)	3.125%	6.33%	—	152	152	—	150	150
2033E convertible senior notes(3)	1.625%	4.50%	166	—	166	217	—	217
2033F convertible senior notes(3)	2.125%	4.93%	267	—	267	264	—	264
2043G convertible senior notes	3.000%	6.76%	—	650	650	—	644	644
Other notes payable	2.519%	2.70%	100	247	347	34	171	205
			$1,125	$6,494	$7,619	$1,089	$6,252	$7,341

(1)
We have either the obligation or the option to pay cash for the principal amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2)	Weighted-average imputed rate of 3.3% and 3.7% as of March 3, 2016 and September 3, 2015, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on December 31, 2015 exceeded 130% of the conversion price per share, holders had the right to convert their notes at any time during the calendar quarter ended March 31, 2016. The closing price of our common stock did not meet the thresholds for the calendar quarter ended March 31, 2016; therefore, these notes are not convertible by the holders after March 31, 2016. The 2033 Notes are classified as current because the terms of these notes also require us to pay cash for the principal amount of any converted notes.

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

2015 Debt Restructure

Throughout 2015, we consummated a number of transactions to restructure our debt, including conversions, settlements and repurchases of convertible notes, the issuance of non-convertible senior notes, and the early repayment of a note. The following table presents the effect of each of the actions in the first six months of 2015:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	(Loss)(1)
Conversions and settlements	$(120)	$(367)	$(407)	$(14)	$(22)
Repurchases	(36)	(30)	(125)	(92)	(3)
Issuance	1,000	988	988	—	—
Early repayment	(121)	(115)	(122)	—	(5)
	$723	$476	$334	$(106)	$(30)

(1)	Included in other non-operating expense.

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

•	Repurchases: Repurchased $36 million in aggregate principal amount of our 2032C and 2032D Notes.

•	Issuance: Issued $1.00 billion in principal amount of 2023 Notes due August 2023.

Capital Lease Obligations

In the second quarter of 2016, we recorded capital lease obligations aggregating $424 million related to equipment sale-leaseback transactions at a weighted-average effective interest rate of 2.7%, with a weighted-average expected term of four years. In the first six months of 2016, we recorded capital lease obligations aggregating $444 million, including $424 million related to equipment sale-leaseback transactions.

Convertible Senior Notes

As of March 3, 2016, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of March 3, 2016:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$224	23	$9.63	$12.52	$50
2032D Notes	May 2021	177	18	9.98	12.97	32
2033E Notes	February 2018	176	16	10.93	14.21	13
2033F Notes	February 2020	297	27	10.93	14.21	24
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	—
		$1,899	119			$119

(1)
The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturity at a price equal to the principal amount thereof plus accrued interest.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock exceeded the thresholds for the calendar quarter ended December 31, 2015 for our 2032 Notes and 2033 Notes; therefore, those notes were convertible by the holders through March 31, 2016. The closing price of our common stock did not meet the thresholds for the calendar quarter ended March 31, 2016; therefore, these notes are not convertible by the holders after March 31, 2016.

(3)	Based on our closing share price of $11.79 as of March 3, 2016.

(4)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1.03 billion at maturity in 2043.

Other Facilities

On December 1, 2015, we drew the remaining $174 million under our term loan agreement entered into on May 28, 2015. Amounts drawn are collateralized by certain property, plant, and equipment and are subject to a three-year loan with equal quarterly principal payments beginning December 2015 and accrue interest at a variable rate equal to the three-month LIBOR plus a margin not to exceed 2.2%. As of March 3, 2016, the outstanding balance was $194 million.

Maturities of Notes Payable and Future Minimum Lease Payments

The following presents, as of March 3, 2016, maturities of notes payable (including the MMJ Creditor Installment Payments) and future minimum lease payments under capital lease obligations. Maturities for the 2033 Notes are presented in 2018 and 2020 based on the earliest date that the holders can put them to us even though they were classified in our accompanying balance sheets as current, which was based on their convertibility.

	Notes Payable	Capital Lease Obligations
Remainder of 2016	$97	$209
2017	362	298
2018	521	251
2019	530	209
2020	711	101
2021 and thereafter	4,844	124
Unamortized amounts and interest, respectively	(546)	(92)
	$6,519	$1,100

Subsequent Event

On April 8, 2016, we initiated a syndication process with respect to a new term loan B credit facility (the "Term Loan B Credit Facility"). The new Term Loan B Credit Facility, subject to market conditions and other factors, is expected to be in the aggregate principal amount of $500 million, have a maturity of six years, be secured by a substantial portion of our assets and bear interest at a floating interest based on LIBOR plus an applicable margin. The closing of the Term Loan B Credit Facility is anticipated to be subject to, among other things, successful syndication, negotiation, execution and delivery of definitive loan documentation and various customary closing conditions. In connection with commencement of the Term Loan B Credit Facility syndication process, we indicated that we may also consider, subject to market conditions and other factors, the concurrent issuance of up to $1.00 billion in aggregate principal amount of senior secured notes.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), which represents approximately 55% of our total shares in Inotera as of March 3, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of March 3, 2016, the Inotera Shares had a carrying value in equity method investments of $667 million and a market value of $1.02 billion.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The 2033 Notes were convertible at the option of the holders as of March 3, 2016 and September 3, 2015. Therefore, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $39 million as of March 3, 2016 and $49 million as of September 3, 2015 was classified as redeemable convertible notes in the accompanying consolidated balance sheets. The closing price of our common stock did not meet or exceed the thresholds for the calendar quarter ended March 31, 2016; therefore, these notes are not convertible by the holders after March 31, 2016 until the conversion terms or thresholds are met or exceeded or another convertibility condition is met. (See "Debt" note.)

Equity

Micron Shareholders' Equity

Common Stock Repurchases:  Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the end of the second quarter of 2016, we had repurchased a total of 49 million shares for $956 million (including commissions) through open-market transactions pursuant to such authorization. During the first six months of 2016, we repurchased 7 million shares for $125 million (including commissions) through open-market transactions, which were recorded as treasury stock. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Issued and Outstanding Capped Calls: We have capped calls (with strike prices that range from $9.80 to $10.93 and cap prices that range from $14.26 to $16.04), which were intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on various dates ranging from May 2016 to February 2020, the expiration dates of the capped calls. The amounts receivable vary based on the trading price of our stock, up to cap prices. As of March 3, 2016, the dollar value of the cash or shares that we would receive from the capped calls upon their expiration date ranges from $0 if the trading price of our stock is below the strike prices for all of the capped calls to $747 million if the trading price of our stock is at or above the cap price for all of the capped calls.

Expiration of Capped Calls: Our outstanding 2031 Capped Calls expired in the second quarter of 2016. We elected share settlement and received 2 million shares of our stock, equivalent to approximately $19 million based on the trading stock price at the time of expiration, which were recorded as treasury stock.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the six months ended March 3, 2016, were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of September 3, 2015	$—	$(5)	$(3)	$21	$13
Other comprehensive income (loss) before reclassifications	(89)	1	(2)	(6)	(96)
Amount reclassified out of accumulated other comprehensive income (loss)	—	(2)	—	(1)	(3)
Tax effects	—	—	—	2	2
Other comprehensive income (loss)	(89)	(1)	(2)	(5)	(97)
Balance as of March 3, 2016	$(89)	$(6)	$(5)	$16	$(84)

Noncontrolling Interests in Subsidiaries

As of	March 3, 2016		September 3, 2015
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$866	49%	$829	49%
MP Mask(1)	93	50%	93	50%
Other	16	Various	15	Various
	$975		$937

(1)	Entity is a variable interest entity.

IMFT: Since inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture NAND Flash and 3D XPoint memory products for the exclusive use of the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights.  On January 5, 2016, we amended the IMFT joint venture agreement to change the dates of the buy-sell rights. Pursuant to the amendment, commencing in January 2016, Intel can put to us, and commencing in January 2019, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses were reduced by reimbursements from Intel of $53 million and $99 million for the second quarter and first six months of 2016, respectively, and $46 million and $100 million for the second quarter and first six months of 2015, respectively.

Our sales include Non-Trade Non-Volatile Memory, which primarily consists of products sold to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Non-Trade Non-Volatile sales were $126 million and $252 million for the second quarter and first six months of 2016, respectively, and were $112 million and $232 million for the second quarter and first six months of 2015, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	March 3, 2016	September 3, 2015
Assets
Cash and equivalents	$160	$134
Receivables	82	79
Inventories	67	65
Other current assets	7	7
Total current assets	316	285
Property, plant, and equipment, net	1,744	1,768
Other noncurrent assets	48	49
Total assets	$2,108	$2,102

Liabilities
Accounts payable and accrued expenses	$137	$182
Deferred income	9	9
Current debt	19	22
Total current liabilities	165	213
Long-term debt	41	49
Other noncurrent liabilities	95	100
Total liabilities	$301	$362
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

Six months ended	March 3, 2016	March 5, 2015
IMFT distributions to Micron	$—	$6
IMFT distributions to Intel	—	6
Micron contributions to IMFT	38	21
Intel contributions to IMFT	37	20

MP Mask: In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  In March 2015, we notified Photronics of our election to terminate MP Mask effective in May 2016. Upon termination, we have the right to acquire Photronics' interest in MP Mask for an amount equal to the noncontrolling interest balance. Since its inception, we and Photronics have each owned approximately 50% of MP Mask.  We purchase a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement.

The assets and liabilities of MP Mask included in our consolidated balance sheets were as follows:

As of	March 3, 2016	September 3, 2015
Current assets	$24	$21
Noncurrent assets (primarily property, plant, and equipment)	161	180
Current liabilities	6	21
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to MP Mask's assets and do not have recourse to any other of our assets.

Restrictions on Net Assets

As a result of the reorganization proceedings of the MMJ Companies initiated in March 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of March 3, 2016 were $3.07 billion for the MMJ Group and $940 million for IMFT, which included cash and equivalents of $903 million for the MMJ Group and $160 million for IMFT.

As of March 3, 2016, our retained earnings included undistributed earnings from our equity method investees of $296 million.

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

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. In addition to the fair value measurements disclosed in "Cash and Investments" as of March 3, 2016 and September 3, 2015, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $42 million and $45 million, respectively, valued using Level 2 fair value measurements.

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

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine equity components of our convertible notes) were as follows:

As of	March 3, 2016		September 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$4,751	$5,084	$5,020	$5,077
Convertible notes	1,899	1,435	2,508	1,472

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

The following summarizes our derivative instruments without hedge accounting designation, which consisted of forward contracts to purchase the noted currencies as a hedge of our net position in monetary assets:

	Notional Amount (in U.S. dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of March 3, 2016
Yen	$1,241	$3	$—
Singapore dollar	244	1	—
New Taiwan dollar	88	—	—
Other	93	—	(1)
	$1,666	$4	$(1)
As of September 3, 2015
Yen	$928	$—	$(24)
Singapore dollar	282	—	—
New Taiwan dollar	89	—	—
Other	107	1	—
	$1,406	$1	$(24)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net. Net gains (losses) for derivative instruments without hedge accounting designation were as follows:

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Foreign exchange contracts	$92	$(15)	$71	$(73)
Convertible notes settlement obligations	—	—	—	6

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

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of March 3, 2016
Euro	$110	$—	$(2)
Yen	86	3	—
	$196	$3	$(2)

As of September 3, 2015
Euro	$12	$—	$—
Yen	81	3	—
	$93	$3	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

We recognized gains from the effective portion of cash flow hedges in accumulated other comprehensive income (loss) of $5 million and $1 million for the second quarter and first six months of 2016, respectively, and losses of $15 million in the first six months of 2015. The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant in the second quarters and first six months of 2016 and 2015.  We reclassified gains from accumulated other comprehensive income (loss) to earnings of $1 million and $2 million for the second quarter and first six months of 2016, respectively, and $2 million and $4 million for the second quarter and first six months of 2015, respectively.

Equity Plans

As of March 3, 2016, our equity plans permit us to issue an aggregate of up to 153 million shares of common stock, of which 87 million shares were available for future awards.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Stock options granted	5	7	7	8
Weighted-average grant-date fair value per share	$6.59	$15.34	$7.01	$14.96
Average expected life in years	5.5	5.6	5.5	5.6
Weighted-average expected volatility	47%	44%	47%	45%
Weighted-average risk-free interest rate	1.7%	1.7%	1.7%	1.7%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of March 3, 2016, there were 19 million shares of Restricted Stock Awards outstanding, of which 2 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity was as follows:

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Restricted stock awards granted	6	4	9	6
Weighted-average grant-date fair value per share	$14.71	$35.85	$15.84	$34.33

Stock-based Compensation Expense

As of March 3, 2016, $458 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized through the second quarter of 2020, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense in the below presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations:

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Stock-based compensation expense by caption
Cost of goods sold	$21	$19	$38	$31
Selling, general, and administrative	19	18	37	33
Research and development	15	12	26	20
	$55	$49	$101	$84

Stock-based compensation expense by type of award
Stock options	$22	$23	$42	$41
Restricted stock awards	33	26	59	43
	$55	$49	$101	$84

Other Operating (Income) Expense, Net

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Restructure and asset impairments	$1	$1	$16	$2
(Gain) loss on disposition of property, plant, and equipment	3	(4)	5	(10)
Other	2	(13)	2	(24)
	$6	$(16)	$23	$(32)

In the first quarter of 2016, we recorded $9 million of charges for the restructure of manufacturing activities in Agrate, Italy and $5 million of severance benefits and equipment-related retirement and impairment costs to close our module assembly and test facility in Aguadilla, Puerto Rico. As of March 3, 2016, we do not anticipate incurring significant additional costs for these restructure activities.

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Gain (loss) from changes in currency exchange rates	$(5)	$(6)	$(8)	$(27)
Loss on restructure of debt	—	—	(1)	(30)
Other	(1)	—	(1)	2
	$(6)	$(6)	$(10)	$(55)

Income Taxes

Income taxes included $10 million and $32 million for the second quarter and first six months of 2016, respectively, and $33 million and $71 million for the second quarter and first six months of 2015, respectively, related to changes in amounts of net deferred tax assets associated with MMJ and MMT. Income taxes for the first quarter of 2016 also included a benefit of $41 million related to a U.S. valuation allowance release resulting from the acquisition of Tidal Systems, Ltd. Remaining taxes for the second quarters and first six months of 2016 and 2015 primarily reflect taxes on our non-U.S. operations.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowance.  The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. Income taxes on U.S. operations in the second quarters and first six months of 2016 and 2015 were substantially offset by changes in the valuation allowance.

The resolution of tax audits or lapses of statute of limitations could reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months ranges from $0 to $62 million, including interest and penalties.

We operate in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate. We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, were not significant to our tax provision for the second quarter or the first six months of 2016. These arrangements reduced our tax provision for the second quarter and first six months of 2015 by $97 million (benefitting our diluted earnings per share by $0.08), and $237 million ($0.20 per diluted share), respectively.

Earnings Per Share

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Net income (loss) available to Micron shareholders – Basic	$(97)	$934	$109	$1,937
Dilutive effect related to equity method investment	—	(2)	—	(3)
Net income (loss) available to Micron shareholders – Diluted	$(97)	$932	$109	$1,934

Weighted-average common shares outstanding – Basic	1,036	1,074	1,035	1,072
Dilutive effect of equity plans and convertible notes	—	116	37	121
Weighted-average common shares outstanding – Diluted	1,036	1,190	1,072	1,193

Earnings (loss) per share
Basic	$(0.09)	$0.87	$0.11	$1.81
Diluted	(0.09)	0.78	0.10	1.62

Antidilutive potential common shares that could dilute basic earnings per share in the future were 185 million and 72 million for the second quarter and first six months of 2016, respectively, and 18 million and 14 million for the second quarter and first six months of 2015, respectively.

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

	Quarter ended		Six months ended
	March 3, 2016	March 5, 2015	March 3, 2016	March 5, 2015
Net sales
CNBU	$1,053	$1,822	$2,192	$3,910
SBU	901	954	1,785	1,938
MBU	503	856	1,337	1,796
EBU	460	502	939	1,041
All Other	17	32	31	54
	$2,934	$4,166	$6,284	$8,739

Operating income (loss)
CNBU	$(56)	$493	$(42)	$1,116
SBU	(18)	(36)	(51)	(10)
MBU	(21)	262	114	568
EBU	87	115	200	233
All Other	3	21	6	33
	$(5)	$855	$227	$1,940

Certain Concentrations

Customer concentrations included net sales to Intel of 13% for the first six months of 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding timing of our acquisition of the remaining shares of Inotera; "Results of Operations" regarding the expansion of memory demand across smartphone categories and growth in MBU in the fourth quarter of 2016 and regarding future costs of restructure activities; "Liquidity and Capital Resources" regarding our pursuit of additional financing and debt restructuring including expected funding of the Inotera acquisition, regarding the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months, regarding capital spending in 2016, and regarding the timing of payments for certain contractual obligations; and in "Recently Issued Accounting Standards" regarding the impact of adopting new standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 3, 2015. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2016 contains 52 weeks and the second and first quarters of fiscal 2016 contained 13 weeks. Our fiscal 2015 contained 53 weeks and the second and first quarters contained 13 and 14 weeks, respectively. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Overview of our operations, business, and highlights of key events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Recently Adopted and Issued Accounting Standards

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

Pending Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (or the equivalent of approximately $0.91 per share, assuming 33.1 New Taiwan dollars per U.S. dollar, the exchange rate as of March 3, 2016). As of March 3, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of March 3, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.0 billion.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which held approximately 32% of Inotera's shares and provided such approval pursuant to voting and support agreements entered into in the second quarter of 2016). Consummation of the acquisition of Inotera is subject to various conditions, including regulatory approvals and the consummation of debt financing. We currently anticipate completing the Inotera transaction during the fourth quarter of 2016.

In the second quarter of 2016, we also entered into an agreement with Nanya pursuant to which we have the option to issue shares of our common stock to Nanya in an amount of up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $950 million, assuming 33.1 New Taiwan dollars per U.S. dollar) (the "Private Placement"), to fund a portion of the consideration for the transaction. We are currently in discussions about potential changes to the Private Placement commitment, including the possibility of substituting up to $500 million of unsecured notes (including convertible notes) for the corresponding portion of the shares of our common stock that may be purchased pursuant to the Private Placement. (See "Item 1. Financial Information – Notes to Consolidated Financial Statements – Pending Acquisition of Inotera.")

Technology Transfer and License Agreement with Nanya

In the second quarter of 2016, we entered into technology transfer and license agreements pursuant to which Nanya has the option to require us to transfer to Nanya certain technology and deliverables related to the 1X Process Node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products implementing the technology, subject to an agreed cap, and we would also receive an equity interest in Nanya upon the achievement of certain milestones.

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
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2016	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
Net sales	$2,934	100%	$4,166	100%	$3,350	100%	$6,284	100%	$8,739	100%
Cost of goods sold	2,355	80%	2,761	66%	2,501	75%	4,856	77%	5,696	65%
Gross margin	579	20%	1,405	34%	849	25%	1,428	23%	3,043	35%

SG&A	175	6%	187	4%	179	5%	354	6%	380	4%
R&D	403	14%	379	9%	421	13%	824	13%	755	9%
Other operating (income) expense, net	6	—%	(16)	—%	17	1%	23	—%	(32)	—%
Operating income (loss)	(5)	—%	855	21%	232	7%	227	4%	1,940	22%

Interest income (expense), net	(85)	(3)%	(75)	(2)%	(85)	(3)%	(170)	(3)%	(158)	(2)%
Other non-operating income (expense), net	(6)	—%	(6)	—%	(4)	—%	(10)	—%	(55)	(1)%
Income tax (provision) benefit	(5)	—%	(47)	(1)%	4	—%	(1)	—%	(122)	(1)%
Equity in net income of equity method investees	5	—%	208	5%	59	2%	64	1%	332	4%
Net (income) loss attributable to noncontrolling interests	(1)	—%	(1)	—%	—	—%	(1)	—%	—	—%
Net income (loss) attributable to Micron	$(97)	(3)%	$934	22%	$206	6%	$109	2%	$1,937	22%

Net Sales

	Second Quarter				First Quarter		Six Months
	2016	% of Total	2015	% of Total	2016	% of Total	2016	% of Total	2015	% of Total
CNBU	$1,053	36%	$1,822	44%	$1,139	34%	$2,192	35%	$3,910	45%
SBU	901	31%	954	23%	884	26%	1,785	28%	1,938	22%
MBU	503	17%	856	21%	834	25%	1,337	21%	1,796	21%
EBU	460	16%	502	12%	479	14%	939	15%	1,041	12%
All Other	17	1%	32	1%	14	—%	31	—%	54	1%
	$2,934		$4,166		$3,350		$6,284		$8,739
Percentages reflect rounding and may not total 100%.

Total net sales for the second quarter of 2016 decreased 12% as compared to the first quarter of 2016 primarily due to lower MBU and CNBU sales as a result of declines in DRAM average selling prices and decreases in mobile DRAM gigabit sales volumes. SBU sales for the second quarter of 2016 increased as compared to the first quarter of 2016 primarily due to higher gigabit sales volumes partially offset by declines in average selling prices.

Total net sales for the second quarter and first six months of 2016 decreased 30% and 28%, respectively, as compared to the corresponding periods of 2015 primarily due to lower CNBU and MBU sales as a result of decreases in DRAM average selling prices and lower gigabit sales volumes. SBU and EBU sales for the second quarter and first six months of 2016 also decreased as compared to the corresponding periods of 2015 primarily due to declines in average selling prices partially offset by increases in gigabit sales volumes.

Gross Margin

Our overall gross margin percentage declined to 20% for the second quarter of 2016 from 25% for the first quarter of 2016 primarily due to declines in average selling prices partially offset by manufacturing cost reductions for Trade Non-Volatile Memory products. MBU, CNBU, and EBU experienced declines in gross margin percentage for the second quarter of 2016 as compared to the first quarter of 2016 as declines in average selling prices outpaced manufacturing cost reductions.
From January 2013 through December 2015, we purchased all of Inotera's DRAM output under a supply agreement at prices reflecting discounts from market prices for our comparable components. Effective beginning on January 1, 2016, the price for DRAM products sold to us is based on a formula that equally shares margin between Inotera and us. We purchased $326 million, $379 million, and $628 million of DRAM products from Inotera in the second quarter of 2016, first quarter of 2016, and second quarter of 2015, respectively. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first six months of 2016 such that, for the second quarter of 2016, our costs for Inotera products approximated our cost for similar products manufactured in our wholly-owned facilities. In 2015 and the first quarter of 2016, our cost for Inotera products was higher than our cost for similar products manufactured in our wholly-owned facilities. The supply agreement with Inotera (as extended in December 2015) has an initial three-year term, which commenced on January 1, 2016, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period.

Our overall gross margin percentage declined to 20% for the second quarter of 2016 from 34% for the second quarter of 2015 as a result of declines in the gross margin percentage for CNBU, MBU, and EBU, primarily due to declines in average selling prices, partially offset by manufacturing cost reductions. Our overall gross margin percentage declined to 23% for the first six months of 2016 from 35% for the first six months of 2015 as a result of declines in the gross margin percentage for CNBU, MBU, and EBU, primarily due to declines in average selling prices, partially offset by manufacturing cost reductions.

Operating Results by Business Segments

CNBU

	Second Quarter		First Quarter	Six Months
	2016	2015	2016	2016	2015
Net sales	$1,053	$1,822	$1,139	$2,192	$3,910
Operating income (loss)	(56)	493	14	(42)	1,116

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the second quarter of 2016 decreased 8% as compared to the first quarter of 2016 primarily due to declines in average selling prices as a result of continued weakness in the PC sector. CNBU operating margin for the second quarter of 2016 declined from the first quarter of 2016 as decreases in average selling prices outpaced manufacturing cost reductions.

CNBU sales for the second quarter and first six months of 2016 decreased 42% and 44%, respectively, as compared to the corresponding periods of 2015 primarily due to declines in average selling prices and gigabits sold as a result of continued weakness in the PC sector. CNBU operating margin for the second quarter and first six months of 2016 declined from the corresponding periods of 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

SBU

	Second Quarter		First Quarter	Six Months
	2016	2015	2016	2016	2015
Net sales	$901	$954	$884	$1,785	$1,938
Operating loss	(18)	(36)	(33)	(51)	(10)

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our NAND Flash products. (See "Operating Results by Product – Trade Non-Volatile Memory" for further details.) SBU sales for the second quarter of 2016 increased 2% from the first quarter of 2016 primarily due to increases in gigabits sold partially offset by declines in average selling prices. SBU sales include Non-Trade Non-Volatile Memory, which primarily consists of products sold to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Non-Trade Non-Volatile sales were $126 million, $126 million, and $112 million for the second quarter of 2016, first quarter of 2016, and second quarter of 2015, respectively. Trade Non-Volatile Memory includes NAND Flash and 3D XPoint memory sold to OEMs, resellers, retailers, and other customers (including Intel).

SBU sales of NAND Flash products to trade customers for the second quarter of 2016 increased 1% as compared to the first quarter of 2016 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for the second quarter of 2016 as compared to the first quarter of 2016 were primarily due to higher manufacturing output. SBU operating margin for the second quarter of 2016 improved from first quarter of 2016 primarily due to a reduction in R&D costs due to a lower volume of development wafers processed.

SBU sales of NAND Flash products to trade customers for the second quarter and first six months of 2016 decreased 9% and 11%, respectively, from the corresponding periods of 2015 primarily due to declines in average selling prices partially offset by increases in gigabit sales volumes. SBU operating margin for the second quarter of 2016 improved from the second quarter of 2015 as manufacturing cost reductions outpaced declines in average selling prices. SBU operating margin for the first six months of 2016 declined from the first six months of 2015 primarily due to the decline in net sales and increased R&D costs in connection with increased spending on controllers, firmware, and engineering for SSDs and managed NAND Flash products.

MBU

	Second Quarter		First Quarter	Six Months
	2016	2015	2016	2016	2015
Net sales	$503	$856	$834	$1,337	$1,796
Operating income (loss)	(21)	262	135	114	568

In 2016 and 2015, MBU sales were comprised primarily of DRAM and NAND Flash, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the second quarter of 2016 decreased 40% as compared to the first quarter of 2016 primarily due to decreases in gigabits sold and declines in average selling prices. Gigabits sold for the second quarter of 2016 were adversely impacted by the timing of product qualifications for our 20nm mobile DDR4 DRAM products. We expect to finalize our 20nm mobile DDR4 DRAM qualifications with most of our customers in the third quarter of 2016. We also expect memory demand across smartphone categories will continue to expand, positioning MBU for substantial growth in the fourth quarter of 2016.  MBU operating margin for the second quarter of 2016 declined as compared to the first quarter of 2016 primarily due to the decreases in gigabits sold and average selling prices.

MBU sales for the second quarter and first six months of 2016 decreased 41% and 26%, respectively, as compared to the corresponding periods of 2015 primarily due to declines in average selling prices and gigabits sold for mobile DRAM products. MBU operating margin for the second quarter and first six months of 2016 declined from the corresponding periods of 2015 primarily due to declines in average selling prices and increases in R&D costs from a higher volume of development wafers processed, partially offset by manufacturing cost reductions.

EBU

	Second Quarter		First Quarter	Six Months
	2016	2015	2016	2016	2015
Net sales	$460	$502	$479	$939	$1,041
Operating income	87	115	113	200	233

In 2016 and 2015, EBU sales were comprised of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for the second quarter of 2016 decreased 4% from the first quarter of 2016 primarily due to declines in average selling prices for DRAM and NAND Flash products, which were partially offset by higher sales volumes. EBU operating income for the second quarter of 2016 decreased as compared to the first quarter of 2016 as declines in average selling prices outpaced manufacturing cost reductions.

EBU sales for the second quarter and first six months of 2016 decreased 8% and 10%, respectively, as compared to the corresponding periods of 2015 primarily due to declines in average selling prices for DRAM and NAND Flash products, which were partially offset by higher sales volumes. EBU operating income for the second quarter and first six months of 2016 declined as compared to the corresponding periods of 2015 as declines in average selling prices outpaced manufacturing cost reductions.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2016	% of total net sales	2015	% of total net sales	2016	% of total net sales	2016	% of total net sales	2015	% of total net sales
DRAM	$1,588	54%	$2,697	65%	$1,945	58%	$3,533	56%	$5,807	66%
Non-Volatile Memory
Trade	1,074	37%	1,213	29%	1,143	34%	2,217	35%	2,396	27%
Non-Trade	126	4%	112	3%	126	4%	252	4%	232	3%
Other	146	5%	144	3%	136	4%	282	4%	304	3%
	$2,934		$4,166		$3,350		$6,284		$8,739
Percentages reflect rounding and may not total 100%.

Trade Non-Volatile Memory includes NAND Flash and 3D XPoint memory. Non-Trade Non-Volatile Memory primarily consists of Non-Volatile Memory products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost. Information regarding our MCP products, which combine both NAND Flash and DRAM components, is reported within Trade Non-Volatile Memory. Sales of NOR Flash products are included in Other.

DRAM

	Second Quarter 2016 Versus		First Six Months 2016 Versus
	First Quarter 2016	Second Quarter 2015	First Six Months 2015

	(percentage change from period indicated)
Net sales	(18)%	(41)%	(39)%
Average selling prices per gigabit	(10)%	(35)%	(33)%
Gigabits sold	(9)%	(9)%	(9)%
Cost per gigabit	1%	(12)%	(14)%

The decrease in gigabits sold and increase in cost per gigabit for the second quarter of 2016 as compared to the first quarter of 2016 was primarily due to decreases in gigabit production as a result of our continued preparation of fabrication facilities for production of the next technology node, which constrained output. Gigabits sold for the second quarter of 2016 as compared to the first quarter of 2016 were also adversely impacted by lower sales of mobile DRAM due to the timing of product qualifications for our mobile DDR4 DRAM products. The decrease in gigabits sold for the second quarter and first six months of 2016 as compared to the corresponding periods of 2015 was primarily due to our continued preparation of fabrication facilities for production of the next technology node, and a shift to a higher mix of DDR4 products, which have larger die sizes and fewer bits per wafer.

DRAM products purchased from Inotera accounted for 29% of our aggregate DRAM gigabit production for the second quarter of 2016 as compared to 29% for the first quarter of 2016 and 35% for the second quarter of 2015. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first six months of 2016 such that, for the second quarter of 2016, our costs for Inotera products approximated our cost for similar products manufactured in our wholly-owned facilities. In 2015 and the first quarter of 2016, our cost of for Inotera products was higher than our cost for similar products manufactured in our wholly-owned facilities.

Our gross margin percentage on sales of DRAM products for the second quarter of 2016 declined from the first quarter of 2016 due primarily to declines in average selling prices. Our gross margin percentage for the second quarter and first six months of 2016 declined as compared to the corresponding periods of 2015 as decreases in average selling prices outpaced manufacturing cost reductions. Manufacturing cost reductions for the second quarter and first six months of 2016 as compared to the corresponding periods of 2015 primarily reflected lower costs for product purchased from Inotera and improvements in product and process technologies.

Trade Non-Volatile Memory

	Second Quarter 2016 Versus		First Six Months 2016 Versus
	First Quarter 2016	Second Quarter 2015	First Six Months 2015

	(percentage change from period indicated)
Sales to trade customers
Net sales	(6)%	(11)%	(7)%
Average selling prices per gigabit	(15)%	(17)%	(14)%
Gigabits sold	11%	7%	8%
Cost per gigabit	(12)%	(16)%	(12)%

Through the second quarter of 2016, substantially all of our Trade Non-Volatile Memory sales were from NAND Flash products. The increases in NAND Flash gigabits sold to trade customers for the second quarter of 2016 as compared to the first quarter of 2016 and second quarter of 2015 were primarily due to higher production from improved product and process technologies.

Our gross margin percentage on sales of trade NAND Flash products for the second quarter of 2016 declined from the first quarter of 2016 and second quarter of 2015 as the declines in average selling prices outpaced manufacturing cost reductions. Manufacturing cost reductions for the second quarter of 2016 as compared to the first quarter of 2016 and second quarter of 2015 primarily resulted from improvements in product and process technologies.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the second quarter of 2016 were relatively unchanged as compared to the first quarter of 2016. SG&A expenses for the second quarter of 2016 decreased 6% as compared to the second quarter of 2015 due to decreases in legal fees, travel, and professional services costs, partially offset by an increase in payroll costs. SG&A expenses for the first six months of 2016 decreased 7% as compared to the first six months of 2015 due to decreases in legal fees, travel, contributions, and professional services costs.

Research and Development

R&D expenses for the second quarter of 2016 decreased 4% from the first quarter of 2016 primarily due to a lower volume of development wafers processed.

R&D expenses for the second quarter of 2016 increased 6% from the second quarter of 2015 primarily due to higher payroll costs, an increase in depreciation expense due to R&D capital expenditures, and higher volumes of development wafers processed, partially offset by a decrease in professional services costs. R&D expenses for the first six months of 2016 increased 9% from the first six months of 2015 primarily due to higher volumes of development wafers processed, an increase in depreciation expense from R&D capital expenditures, higher payroll costs, and an increase in amortization of product and process technology.

We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel and others of $53 million for the second quarter of 2016, $48 million for the first quarter of 2016, and $56 million for the second quarter of 2015.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM products, Mobile LPDRAM products, high density NAND Flash memory (including 3D NAND and MLC and TLC technologies), 3D XPoint memory, SSDs (including firmware and controllers), hybrid memory cubes, specialty memory, NOR Flash memory, and other memory technologies and systems.

Interest Income (Expense)

Net interest expense included aggregate amounts of amortization of debt discount and other costs of $31 million for the second quarter of 2016, $33 million for the first quarter of 2016, and $33 million for the second quarter of 2015.

Income Taxes

Our effective tax rates were (5.2%), (2.8%), and 6.1% for the second quarter of 2016, first quarter of 2016, and second quarter of 2015, respectively. Our effective tax rates reflect the following:

•	operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the tax rates are significantly lower than the U.S. statutory rate;

•	operations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that further decrease our effective tax rates;

•
exclusion of certain jurisdictions from the consolidated effective tax rate computations for instances where no benefit is recorded on forecasted losses or where a small change in estimated ordinary income has a significant impact on the annual effective tax rate; and

•	a valuation allowance against substantially all of our U.S. net deferred tax assets.

Income taxes for the second quarter of 2016, first quarter of 2016, and second quarter of 2015 included a provision of $10 million, $22 million, and $33 million, respectively, related to changes in amounts of net deferred tax assets associated with MMJ and MMT. Income taxes for the first quarter of 2016 also included a benefit of $41 million related to a U.S. valuation allowance adjustment resulting from the acquisition of Tidal Systems, Ltd. The remaining taxes for these periods primarily reflects taxes for our other non-U.S. operations. Income taxes for U.S. operations in 2016 and 2015 were substantially offset by changes in the valuation allowance.

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

We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, were not significant to our tax provision for the second quarter of 2016, and reduced our tax provision by $12 million (benefitting our diluted earnings per share by $0.01) for the first quarter of 2016, and by $97 million (benefitting our diluted earnings per share by $0.08) for the second quarter of 2015.

Equity in Net Income of Equity Method Investees

We recognize our share of earnings or losses from equity method investments generally on a two-month lag. Equity in net income (loss) of equity method investees, net of tax, included the following:

	Second Quarter		First Quarter	Six Months
	2016	2015	2016	2016	2015
Inotera	$2	$206	$52	$54	$335
Tera Probe	3	1	3	6	(6)
Other	—	1	4	4	3
	$5	$208	$59	$64	$332

Our equity in net income of Inotera decreased for the second quarter of 2016 as compared to the first quarter of 2016 due to a decrease in Inotera's net income as a result of declines in average selling prices, a reduction in output, and adverse effects of currency exchange rates, partially offset by lower income tax expense.

Our equity in net income of Inotera decreased for the second quarter and first six months of 2016 as compared to the corresponding periods of 2015 due to declines in average selling prices, an increase in income tax expense, adverse effects of currency exchange rates, and a reduction of output in connection with Inotera's transition to the next technology node. Included in our earnings for the second quarter of 2015 was $65 million related to our share of Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward.

Other

In the first quarter of 2016, we recorded an aggregate of $15 million of charges for restructure activities primarily in Agrate, Italy and Aguadilla, Puerto Rico. As of March 3, 2016, we do not anticipate incurring significant additional costs for these restructure activities. Other non-operating expenses for the first six months of 2015 included $30 million from the restructure of debt and $27 million from changes in currency exchange rates. Further discussion can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $1.88 billion in the six months of 2016 and $5.21 billion in 2015. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained $598 million from debt and sale-leaseback financing in the first six months of 2016 and $2.50 billion from debt and sale-leaseback financing in 2015. As of March 3, 2016, we had revolving credit facilities available for up to $746 million of additional financing based on eligible receivables and inventories. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities, and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that net cash expenditures in 2016 for property, plant, and equipment will be approximately $5 billion, which reflects gross capital expenditures of approximately $5.3 billion to $5.8 billion, offset by amounts we expect to be funded by our partners.  The actual amounts for 2016 will vary depending on market conditions. Total additions to property, plant, and equipment in the first six months of 2016 were $2.77 billion, which, in comparison to cash expenditures, reflects differences in timing of receipts and payments for equipment as well as non-cash additions such as equipment leases. As of March 3, 2016, we had commitments of approximately $2.50 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (or the equivalent of approximately $0.91 per share, assuming 33.1 New Taiwan dollars per U.S. dollar, the exchange rate as of March 3, 2016). As of March 3, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of March 3, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.0 billion. We plan to fund the acquisition of the remaining Inotera interest we do not currently own with approximately $2.4 billion of debt sourced in Taiwan at an expected interest rate of approximately 3%. In addition, through the Private Placement we have an option to finance up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $950 million, assuming 33.1 New Taiwan dollars per U.S. dollar) with our common stock sold to Nanya. We are currently in discussions about potential changes to the Private Placement commitment, including the possibility of substituting up to $500 million of unsecured notes (including convertible notes) for the corresponding portion of the shares of our common stock that may be purchased pursuant to the Private Placement. There can be no assurance that we will reach an agreement on the restructuring of the Private Placement. On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which held approximately 32% of Inotera's shares and provided such approval pursuant to voting and support agreements entered into in the second quarter of 2016). Consummation of the acquisition of the remaining shares of Inotera is subject to various conditions, including regulatory approvals and consummation of debt financing on terms that are acceptable to us. We expect to close the transaction during the fourth quarter of 2016.

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the end of the second quarter of 2016, we had repurchased a total of 49 million shares for $956 million (including commissions) through open-market transactions. During the first six months of 2016, we repurchased 7 million shares for $125 million (including commissions) through open-market transactions, which were recorded as treasury stock. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

As of	March 3, 2016	September 3, 2015
Cash and equivalents and short-term investments
Bank deposits	$2,343	$1,684
Corporate bonds	675	618
Certificates of deposit	351	339
Money market funds	339	168
Government securities	266	449
Commercial paper	55	255
Asset-backed securities	6	8
	$4,035	$3,521

Long-term marketable investments	$1,108	$2,113

As of March 3, 2016, $2.63 billion of our cash and equivalents and short-term investments was held by foreign subsidiaries, of which $131 million was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $903 million held by the MMJ Group as of March 3, 2016. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $160 million held by IMFT as of March 3, 2016. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of March 3, 2016, $1.86 billion of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Operating Activities

Net cash provided by operating activities was $1.88 billion for the first six months of 2016. Cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which, for the first six months of 2016, included $542 million of cash provided from net reductions in receivables due to a lower level of sales, partially offset by $268 million of cash used from net increases in inventory.

Investing Activities

Net cash used for investing activities was $1.03 billion for the first six months of 2016, which consisted primarily of cash expenditures of $2.21 billion for property, plant, and equipment and $148 million for the acquisition of Tidal Systems, Ltd., offset by $1.27 billion of net inflows from sales and maturities of available-for-sale securities.

Financing Activities

Net cash used for financing activities was $68 million for the first six months of 2016, which included $519 million for repayments of debt (including $36 million for the amount in excess of principal of our convertible notes) and $125 million for the open-market repurchases of 7 million shares of our common stock. Cash outflows for financing activities in the first six months of 2016 were partially offset by inflows of $424 million from equipment sale-leaseback financing transactions and $174 million from the issuance of debt.

On April 8, 2016, we initiated a syndication process with respect to a new term loan B credit facility (the "Term Loan B Credit Facility"). The new Term Loan B Credit Facility, subject to market conditions and other factors, is expected to be in the aggregate principal amount of $500 million, have a maturity of six years, be secured by a substantial portion of our assets and bear interest at a floating interest based on LIBOR plus an applicable margin. The closing of the Term Loan B Credit Facility is anticipated to be subject to, among other things, successful syndication, negotiation, execution and delivery of definitive loan documentation and various customary closing conditions. In connection with commencement of the Term Loan B Credit Facility syndication process, we indicated that we may also consider, subject to market conditions and other factors, the concurrent issuance of up to $1.00 billion in aggregate principal amount of senior secured notes.

2016 Debt Activity

In the first six months of 2016, we reduced the dilutive effects of our convertible notes through repurchases of our 2033E Notes. As a result, we eliminated notes that were convertible into approximately 5 million shares of our common stock. The following table presents the effect of those repurchases:

	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash	Decrease in Equity	Loss
Repurchases of 2033E Notes	$(57)	$(54)	$(94)	$(38)	$(1)

Contractual Obligations

	Payments Due by Period
As of March 3, 2016	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Notes payable(1)(2)	$9,227	$230	$627	$781	$786	$957	$5,846
Capital lease obligations(2)	1,192	209	298	251	209	101	124
Operating leases(3)	1,044	178	366	343	106	13	38
	$11,463	$617	$1,291	$1,375	$1,101	$1,071	$6,008

(1)
Amounts include MMJ Creditor Installment Payments, convertible notes, and other notes. Any future redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments. Contractual obligations for the 2033 Notes are presented in 2018 and 2020 based on the earliest date that the holders can put them to us although they were classified in our accompanying balance sheets as current, based on their convertibility.

(2)	Amounts include principal and interest.

(3)
Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year. Under the supply agreement with Inotera effective beginning on January 1, 2016, a portion of the expected costs under such agreement meet the criteria of a minimum lease payment under an operating lease.

Recently Adopted Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of March 3, 2016 and September 3, 2015, a hypothetical decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $314 million and $366 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of March 3, 2016 and September 3, 2015, we held fixed-rate debt securities of $2.50 billion and $3.83 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $6 million as of March 3, 2016 and $13 million as of September 3, 2015.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in currency exchange rates in "Part II. Other Information – Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

The functional currency for all of our consolidated subsidiaries is the U.S. dollar. The substantial majority of our sales are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Singapore dollar, the New Taiwan dollar, and the yen. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We utilize currency forward and option contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $1 million as of March 3, 2016 and $3 million as of September 3, 2015. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reorganization Proceedings of the MMJ Companies

In July 2013, we completed the acquisition of Elpida, now known as MMJ, a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into in July 2012, with the trustees of the MMJ Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan.

The MMJ Companies filed petitions for commencement of corporate reorganization proceedings with the Japan Court under the Corporate Reorganization Act of Japan in February 2012, and the Japan Court issued an order to commence the reorganization proceedings (the "Japan Proceedings") in March 2012. In July 2012, we entered into the Sponsor Agreement with the legal trustees of the MMJ Companies and the Japan Court approved the Sponsor Agreement. Under the Sponsor Agreement, we agreed to provide certain support for the reorganization of the MMJ Companies and the trustees agreed to prepare and seek approval from the Japan Court and the MMJ Companies' creditors of plans of reorganization consistent with such support.

The trustees initially submitted the proposed plans of reorganization for the MMJ Companies to the Japan Court in August 2012, and submitted final proposed plans in October 2012. In October 2012, the Japan Court approved submission of the trustees' proposed plans of reorganization to creditors for approval. In February 2013, the MMJ Companies' creditors approved the reorganization plans and in February 2013, the Japan Court issued an order approving the plans of reorganization. Appeals filed by certain creditors of MMJ in Japan challenging the plan approval order issued by the Japan Court were denied.

In a related action, MMJ filed a Verified Petition for Recognition and Chapter 15 Relief in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") in March 2012 and, in April 2012, the U.S. Court entered an order that, among other things, recognized MMJ's corporate reorganization proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). In June 2013, the U.S. Court issued a recognition order, which recognized the order of the Japan Court approving MMJ's plan of reorganization. In November 2013, the U.S. Court closed the U.S. Chapter 15 proceeding.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations, or financial condition could be materially adversely affected. For the first six months of 2016, average selling prices per gigabit for our DRAM and Trade Non-Volatile products declined 33% and 14%, respectively, compared to the first six months of 2015. We have experienced significant decreases in our average selling prices per gigabit in previous years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

	DRAM	Trade Non-Volatile

	(percentage change in average selling prices)
2015 from 2014	(11)%	(17)%
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%

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

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of March 3, 2016, we had debt with a carrying value of $7.62 billion. During the first quarter of 2016, we paid $94 million to repurchase convertible notes with a principal amount of $57 million. In 2015, we paid $1.43 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $489 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of March 3, 2016, we had revolving credit facilities available for up to $746 million of additional financing. The availability of these revolving facilities is subject to certain conditions, including outstanding balances of trade receivables, inventories, and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. In the first six months of 2016, we received an aggregate of $424 million in equipment sale-leaseback financing transactions. In connection with our pending acquisition of the remaining interest in Inotera, expected to close during the fourth quarter of 2016, we plan to fund a portion of the acquisition with approximately $2.4 billion of debt sourced in Taiwan, additional borrowings under our existing credit agreements, and possibly up to $500 million of unsecured debt pursuant to the Private Placement.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•	adversely impact our credit rating, which could increase future borrowing costs;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that cash expenditures in 2016 for property, plant, and equipment will be approximately $5.3 billion to $5.8 billion. Investments in capital expenditures for the first six months of 2016 were $2.21 billion. As of March 3, 2016, we had cash and marketable investments of $5.14 billion. As of March 3, 2016, $1.86 billion of cash and equivalents and short-term investments, including $903 million held by the MMJ Group, were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. In addition, cash held by IMFT of $160 million was generally not available to finance our other operations.

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

Our pending acquisition of the remaining shares of Inotera involves numerous risks.

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (or the equivalent of approximately $0.91 per share, assuming 33.1 New Taiwan dollars per U.S. dollar, the exchange rate as of March 3, 2016). As of March 3, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of March 3, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.0 billion. We plan to fund the acquisition of the remaining Inotera interest we do not currently own with approximately $2.4 billion of debt sourced in Taiwan at an expected interest rate of approximately 3%. We anticipate financing the balance of the Inotera acquisition with a combination of cash on hand, additional borrowings under our existing credit agreements, and the issuance of equity and up to $500 million of unsecured debt pursuant to an option to finance up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $950 million, assuming 33.1 New Taiwan dollars per U.S. dollar) with our common stock and debt sold to Nanya.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (who held approximately 32% of Inotera's shares and provided such approval pursuant to voting and support agreements entered into in the second quarter of 2016). Consummation of the acquisition of the Inotera shares is subject to various conditions, including regulatory approvals and consummation of debt financing on terms acceptable to us. We expect to close the transaction during the fourth quarter of 2016.

In the second quarter of 2016, we also entered into an agreement with Nanya pursuant to which we have the option to issue shares of our common stock to Nanya in an amount of up to 31.5 billion New Taiwan dollars (or the equivalent of approximately $950 million, assuming 33.1 New Taiwan dollars per U.S. dollar), which will be used to fund a portion of the consideration payable in the transaction.

Consummation of the acquisition of the remaining shares of Inotera remains subject to various conditions, including regulatory approval as described above. Consummation of the Inotera transaction is subject to significant uncertainties, and there can be no assurance that the various conditions will be satisfied or that the acquisition of Inotera shares will ultimately be consummated. If the remaining closing conditions are not satisfied or waived, we will not be able to close the acquisition.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during the first six months of 2016 and 2015;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

Our pending acquisition of the remaining shares of Inotera is inherently risky, may not be successful, and may materially adversely affect our business, results of operations, or financial condition. (See "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Inotera and Technology Transfer and License Agreement with Nanya.")

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
•that we will be able to qualify new products with our customers on a timely basis; or
•that margins generated from sales of these products will allow us to recover costs of development efforts.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of March 3, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of March 3, 2016, the Inotera Shares had a carrying value for purposes of our financial reporting of $667 million and a market value of $1.02 billion.

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

For the first six months of 2016, we purchased $705 million of DRAM products from Inotera and our supply from Inotera accounted for 29% of our aggregate DRAM gigabit production. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first six months of 2016 such that, for the second quarter of 2016, our costs for Inotera products approximated our cost for similar products manufactured in our wholly-owned facilities. In 2015 and the first quarter of 2016, our cost for Inotera products was higher than our cost for similar products manufactured in our wholly-owned facilities. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected. Our Inotera supply agreement involves numerous risks including the following:

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

Across our global operations, certain transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $8 million for the first six months of 2016, $27 million for 2015, and $28 million for 2014. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $1 million as of March 3, 2016. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected.

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

We operate in a number of locations outside the U.S., including in Singapore, and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2011 through 2015.  In addition, tax returns open to examination in multiple other taxing jurisdictions range from the years 2007 to 2015. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of September 3, 2015, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $4.02 billion and $2.05 billion, respectively, which, if not utilized, will expire at various dates from 2016 through 2035. As of September 3, 2015, our foreign net operating loss carryforwards were $5.15 billion, including $3.81 billion pertaining to Japan, which will, if not utilized, substantially all expire at various dates from 2017 through 2025. As of September 3, 2015, we had valuation allowances of $1.16 billion and $710 million against our net deferred tax assets in the U.S. and Japan, respectively.

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

Downturns in the worldwide economy have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, mobile devices, SSDs, and servers. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations, or financial condition could be materially adversely affected.

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

Sales to customers outside the United States approximated 82% of our consolidated net sales for the second quarter of 2016. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, and Japan. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our common stock, which may be made in open market purchases, block trades, privately-negotiated transactions, or derivative transactions. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

During the second quarter of 2016, we received 1,723,996 shares of our common stock in lieu of cash from the settlement of the remaining portion of our 2031 Capped Calls.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 4, 2015	–	January 7, 2016	—	$—	—	$294,184,917
January 8, 2016	–	February 4, 2016	804,897	10.69	—	294,184,917
February 5, 2016	–	March 3, 2016	919,099	10.77	—	294,184,917
			1,723,996	10.73	—

In our consolidated financial statements, we also treat shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
2.6	2016 Share Swap Agreement, dated February 3, 2016 by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd. and Inotera Memories, Inc.
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (2)
10.56	2016 Technology Transfer and License Option Agreement for 1X Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation.
10.57	2016 Technology Transfer and License Option Agreement for 1Y Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation.
10.58	Form of Voting and Support Agreement by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd., and Nanya Technology Corporation and certain of its affiliates.
10.59	2016 First Amendment to the Second Amended and Restated Operating Agreement dated January 5, 2016 by and among Micron Technology, Inc. and Intel Corporation.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1) Incorporated by reference to Current Report on Form 8-K dated January 26, 2015
(2) Incorporated by reference to Current Report on Form 8-K dated February 1, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	April 8, 2016	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)