Form 10-Q
period 2016-06-02
MICRON TECHNOLOGY INC
filed 2016-07-06
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2016

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of June 30, 2016, was 1,038,390,543.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 Notes	2.00% Convertible Senior Notes due 2021	MCP	Multi-Chip Package
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2023 Secured Notes	7.500% Senior Secured Notes due 2023	MLC	Multi-Level Cell
2031B Notes	1.875% Convertible Senior Notes due 2031	MMJ	Micron Memory Japan, Inc.
2032 Notes	2032C and 2032D Notes	MMJ Companies	MAI and MMJ
2032C Notes	2.375% Convertible Senior Notes due 2032	MMJ Group	MMJ and its subsidiaries
2032D Notes	3.125% Convertible Senior Notes due 2032	MMT	Micron Memory Taiwan Co., Ltd.
2033 Notes	2033E and 2033F Notes	MP Mask	MP Mask Technology Center, LLC
2033E Notes	1.625% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2033F Notes	2.125% Convertible Senior Notes due 2033	Photronics	Photronics, Inc.
2043G Notes	3.00% Convertible Senior Notes due 2043	Qimonda	Qimonda AG
Elpida	Elpida Memory, Inc.	R&D	Research and Development
IMFT	IM Flash Technologies, LLC	SG&A	Selling, General and Administration
Inotera	Inotera Memories, Inc.	SSD	Solid-State Drive
Intel	Intel Corporation	Tera Probe	Tera Probe, Inc.
Japan Court	Tokyo District Court	TLC	Triple-Level Cell
MAI	Micron Akita, Inc.	VIE	Variable Interest Entity

Additional Information

Micron, Lexar, Crucial, SpecTek, Elpida, JumpDrive, any associated logos, and all other of our trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the U.S. and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the registered or unregistered trademarks of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Net sales	$2,898	$3,853	$9,182	$12,592
Cost of goods sold	2,400	2,651	7,256	8,347
Gross margin	498	1,202	1,926	4,245

Selling, general, and administrative	148	169	502	549
Research and development	382	406	1,206	1,161
Other operating (income) expense, net	(5)	(4)	18	(36)
Operating income (loss)	(27)	631	200	2,571

Interest income	10	9	33	24
Interest expense	(109)	(97)	(302)	(270)
Other non-operating income (expense), net	(34)	(16)	(44)	(71)
	(160)	527	(113)	2,254

Income tax (provision) benefit	(15)	(104)	(16)	(226)
Equity in net income (loss) of equity method investees	(40)	68	24	400
Net income (loss)	(215)	491	(105)	2,428

Net (income) loss attributable to noncontrolling interests	—	—	(1)	—
Net income (loss) attributable to Micron	$(215)	$491	$(106)	$2,428

Earnings (loss) per share:
Basic	$(0.21)	$0.46	$(0.10)	$2.26
Diluted	(0.21)	0.42	(0.10)	2.05

Number of shares used in per share calculations:
Basic	1,036	1,073	1,035	1,072
Diluted	1,036	1,170	1,035	1,185

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Net income (loss)	$(215)	$491	$(105)	$2,428

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	39	17	(50)	(57)
Gain (loss) on investments, net	4	(2)	2	(3)
Gain (loss) on derivatives, net	3	(1)	2	(19)
Pension liability adjustments	—	1	(5)	19
Other comprehensive income (loss)	46	15	(51)	(60)
Total comprehensive income (loss)	(169)	506	(156)	2,368
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(1)	1
Comprehensive income (loss) attributable to Micron	$(169)	$506	$(157)	$2,369

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	June 2, 2016	September 3, 2015
Assets
Cash and equivalents	$4,627	$2,287
Short-term investments	354	1,234
Receivables	2,073	2,507
Inventories	2,920	2,340
Other current assets	136	228
Total current assets	10,110	8,596
Long-term marketable investments	671	2,113
Property, plant, and equipment, net	13,209	10,554
Equity method investments	1,361	1,379
Intangible assets, net	491	449
Deferred tax assets	631	597
Other noncurrent assets	528	455
Total assets	$27,001	$24,143

Liabilities and equity
Accounts payable and accrued expenses	$3,599	$2,611
Deferred income	189	205
Current debt	712	1,089
Total current liabilities	4,500	3,905
Long-term debt	8,919	6,252
Other noncurrent liabilities	548	698
Total liabilities	13,967	10,855

Commitments and contingencies

Redeemable convertible notes	—	49

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized; 1,091 shares issued and outstanding (1,084 as of September 3, 2015)	109	108
Additional capital	7,675	7,474
Retained earnings	5,470	5,588
Treasury stock, 54 shares held (45 as of September 3, 2015)	(1,029)	(881)
Accumulated other comprehensive income (loss)	(38)	13
Total Micron shareholders' equity	12,187	12,302
Noncontrolling interests in subsidiaries	847	937
Total equity	13,034	13,239
Total liabilities and equity	$27,001	$24,143

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine months ended	June 2, 2016	June 4, 2015
Cash flows from operating activities
Net income (loss)	$(105)	$2,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	2,266	1,957
Amortization of debt discount and other costs	94	105
Stock-based compensation	148	127
Loss on restructure of debt	4	48
Equity in net income of equity method investees	(24)	(400)
Change in operating assets and liabilities
Receivables	468	337
Inventories	(580)	75
Accounts payable and accrued expenses	3	(533)
Deferred income taxes, net	11	248
Other	(13)	(214)
Net cash provided by operating activities	2,272	4,178

Cash flows from investing activities
Expenditures for property, plant, and equipment	(3,894)	(2,256)
Purchases of available-for-sale securities	(879)	(3,809)
Payments to settle hedging activities	(107)	(94)
Proceeds from sales and maturities of available-for-sale securities	3,189	1,386
Proceeds from settlement of hedging activities	190	10
Other	(141)	41
Net cash provided by (used for) investing activities	(1,642)	(4,722)

Cash flows from financing activities
Proceeds from issuance of debt	2,166	2,172
Proceeds from equipment sale-leaseback transactions	538	291
Contributions from noncontrolling interests	37	102
Proceeds from issuance of stock under equity plans	30	64
Repayments of debt	(689)	(2,051)
Cash paid to acquire treasury stock	(147)	(245)
Acquisition of noncontrolling interests	(93)	—
Other	(139)	(118)
Net cash provided by (used for) financing activities	1,703	215

Effect of changes in currency exchange rates on cash and equivalents	7	(127)

Net increase (decrease) in cash and equivalents	2,340	(456)
Cash and equivalents at beginning of period	2,287	4,150
Cash and equivalents at end of period	$4,627	$3,694

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of Micron and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 3, 2015. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

SC Hiroshima Energy Corporation: SC Hiroshima Energy Corporation ("SCHE") is an entity created to construct and operate a cogeneration, electrical power plant to support our wafer manufacturing facility in Hiroshima, Japan. We do not have an equity interest in SCHE. SCHE is a VIE due to the nature of its tolling agreements with us and our option to purchase SCHE's assets. We do not control the operation and maintenance of the plant, which we have determined are the activities of SCHE that most significantly impact its economic performance. Therefore, we do not consolidate SCHE.

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an.

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

MP Mask: On May 5, 2016, we acquired all of the remaining interest of MP Mask from its other member, Photronics. Prior to May 5, 2016, we consolidated MP Mask because we had the power to direct the activities of MP Mask that most significantly impacted its economic performance and because we had the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially have been significant to it.

(See "Equity – Noncontrolling Interests in Subsidiaries" note.)

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17 – Balance Sheet Classification of Deferred Taxes, which eliminated the requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. We adopted this ASU as of the beginning of our second quarter of 2016 on a prospective basis and did not retrospectively adjust prior periods. As a result of adopting this standard, we presented our deferred tax assets and liabilities as noncurrent. The adoption of this standard did not have a material impact on our financial statements.

In September 2015, the FASB issued ASU 2015-16 – Simplifying the Accounting for Measurement-Period Adjustments, which eliminated the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Instead, the cumulative impact of measurement period adjustments, including the impact on prior periods, is required to be recognized in the reporting period in which the adjustment is identified. We adopted this ASU in our second quarter of 2016 on a prospective basis. The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us beginning in our first quarter of 2020 and early adoption is permitted.  This ASU is required to be adopted using a modified retrospective approach. We are evaluating the timing of our adoption and the effects of the adoption of this ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for us beginning in our first quarter of 2019 and requires modified-retrospective adoption.  We are evaluating the effects of the adoption of this ASU on our financial statements.

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases, to determine the asset acquired in a software licensing arrangement. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  This ASU allows for either prospective or retrospective adoption. We are evaluating the timing and method of our adoption and the effects of the adoption of this ASU on our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810 – Consolidation.  ASU 2015-02 makes targeted amendments to the consolidation guidance for VIEs, which could change consolidation conclusions.  This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  This ASU allows for either retrospective or modified-retrospective adoption. We are evaluating the timing and method of our adoption and the effects of the adoption of this ASU on our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S.  The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  We are required to adopt this ASU beginning in our first quarter of 2019; however, we are permitted to adopt this ASU as early as our first quarter of 2018. This ASU allows for either full-retrospective or modified-retrospective adoption. We are evaluating the timing and method of our adoption and the effects of the adoption of this ASU on our financial statements.

Proposed Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.92 per share, assuming 32.6 New Taiwan dollars per U.S. dollar, the exchange rate as of June 2, 2016). As of June 2, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of June 2, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion. We anticipate financing the acquisition with a combination of proceeds from the 80 billion New Taiwan dollar debt financing described below, a combination of issuance of Micron Shares and convertible notes to Nanya described below, additional borrowings under our existing credit agreement, and cash on hand.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). Under the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of the agreement to purchase the Inotera shares.

Consummation of the acquisition of Inotera is subject to various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan, which have been received;

•
the consummation and funding of debt financing of at least 80 billion New Taiwan dollars (equivalent to $2.5 billion, assuming 32.6 New Taiwan dollars per U.S. dollar), on terms that are satisfactory to us; and

•	unless we determine otherwise, the consummation and funding of the Private Placement (described below).

In addition, the agreement to acquire the Inotera shares contains certain termination rights, including but not limited to termination by either us or Inotera if we have not completed the purchase of the remaining shares of Inotera by November 30, 2016.

The date for the closing of the Inotera transaction is not determinable at this time. Consummation of the Inotera transaction is subject to significant uncertainties and there can be no assurance that the Inotera transaction will be consummated.

Issuance of Micron Shares and Convertible Notes to Nanya

In the second and third quarters of 2016, we entered into agreements with Nanya pursuant to which we have the option to issue a combination of shares of our common stock (the "Micron Shares") and 2.00% convertible senior notes due 2021 (the "2021 Convertible Notes") to Nanya, which is subject to regulatory approvals and various other conditions. The issuance of the Micron Shares or the 2021 Convertible Notes is subject to the consummation of the Inotera acquisition and the proceeds would be used to fund a portion of the consideration payable in the Inotera acquisition.

Micron Shares: We have the option to issue Micron Shares in an amount equivalent to up to 31.5 billion New Taiwan dollars (equivalent to $964 million, assuming 32.6 New Taiwan dollars per U.S. dollar) (the "Private Placement"), which would be used to fund a portion of the consideration for the transaction. The per-share selling price for the Micron Shares would be equal to the greater of the New Taiwan dollar equivalent of (i) the average of the closing sale price of our common stock during the 30 consecutive trading day period ending on and including the 30th trading day prior to the consummation of the Inotera acquisition or (ii) $10.00.

2021 Convertible Notes: We have the option to issue up to 12.6 billion New Taiwan dollars (equivalent to $386 million, assuming 32.6 New Taiwan dollars per U.S. dollar) in lieu of a corresponding value of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $193 million) pursuant to the Private Placement.

Technology Transfer and License Agreements with Nanya

In the second quarter of 2016, we entered into technology transfer and license agreements pursuant to which Nanya has the option to require us to transfer to Nanya certain technology and deliverables related to the next DRAM process node generation (the "1X Process Node") after our 20nm process node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products implementing the technology, subject to an agreed cap, and we would also receive an equity interest in Nanya upon the achievement of certain milestones. Nanya's option becomes exercisable upon the closing of the Inotera acquisition transaction.

Cash and Investments

Cash and equivalents and the fair values of available-for-sale investments, which approximated amortized costs, were as follows:

As of	June 2, 2016				September 3, 2015
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(3)	Total Fair Value
Cash	$2,067	$—	$—	$2,067	$1,684	$—	$—	$1,684
Level 1(1)
Money market funds	2,255	—	—	2,255	168	—	—	168
Level 2(2)
Corporate bonds	—	245	393	638	2	616	1,261	1,879
Certificates of deposit	298	6	3	307	311	28	23	362
Asset-backed securities	—	5	186	191	—	8	575	583
Government securities	5	88	89	182	58	391	254	703
Commercial paper	2	10	—	12	64	191	—	255
	$4,627	$354	$671	$5,652	$2,287	$1,234	$2,113	$5,634

(1)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(2)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to such pricing information as of June 2, 2016.

(3)	The maturities of long-term marketable investments range from one to four years.

Proceeds from sales of available-for-sale securities were $902 million and $1.89 billion for the third quarter and first nine months of 2016, respectively, and $562 million and $938 million for the third quarter and first nine months of 2015, respectively. Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of June 2, 2016, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	June 2, 2016	September 3, 2015
Trade receivables	$1,752	$2,188
Income and other taxes	130	116
Other	191	203
	$2,073	$2,507

As of June 2, 2016 and September 3, 2015, other receivables included $70 million and $120 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash memory and 3D XPointTM memory.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

As of	June 2, 2016	September 3, 2015
Finished goods	$857	$785
Work in process	1,813	1,315
Raw materials and supplies	250	240
	$2,920	$2,340

Property, Plant, and Equipment

	September 3, 2015	Additions	Retirements and Other	June 2, 2016
Land	$88	$—	$—	$88
Buildings	5,358	928	(25)	6,261
Equipment(1)	21,020	3,732	(499)	24,253
Construction in progress(2)	436	208	(34)	610
Software	373	30	(1)	402
	27,275	4,898	(559)	31,614
Accumulated depreciation	(16,721)	(2,176)	492	(18,405)
	$10,554	$2,722	$(67)	$13,209

(1)	Included costs related to equipment not placed into service of $1.98 billion and $928 million as of June 2, 2016 and September 3, 2015, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Depreciation expense was $725 million and $2.18 billion for the third quarter and first nine months of 2016, respectively, and $644 million and $1.87 billion for the third quarter and first nine months of 2015, respectively.

Equity Method Investments

As of	June 2, 2016		September 3, 2015
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$1,321	33%	$1,332	33%
Tera Probe	26	40%	38	40%
Other	14	Various	9	Various
	$1,361		$1,379
(1) Entity is a variable interest entity.

As of June 2, 2016, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.32 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreement with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Included in our share of earnings for the first nine months of 2015 was $55 million related to Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward and the resulting tax provision in subsequent periods. Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Inotera	$(19)	$67	$35	$402
Tera Probe	(22)	3	(16)	(3)
Other	1	(2)	5	1
	$(40)	$68	$24	$400

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009.  In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera. (See "Proposed Acquisition of Inotera" note.)

As of June 2, 2016, the market value of our equity interest in Inotera was $1.93 billion based on the closing trading price of 29.35 New Taiwan dollars per share in an active market. As of June 2, 2016 and September 3, 2015, there were losses of $41 million and gains of $13 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under a supply agreement at prices reflecting discounts from market prices for our comparable components. Effective beginning on January 1, 2016, the price for DRAM products sold to us is based on a formula that equally shares margin between Inotera and us. We purchased $348 million and $1.05 billion of DRAM products from Inotera in the third quarter and first nine months of 2016, respectively, and $533 million and $1.89 billion in the third quarter and first nine months of 2015, respectively. The supply agreement with Inotera (as extended in December 2015) has an initial three-year term, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. During the third quarter of 2016, we recorded an impairment charge of $25 million within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price (Level 1 fair value measurement). As of June 2, 2016, the difference between our investment balance and our proportionate share of underlying equity in Tera Probe was $43 million and is expected to be amortized over a weighted-average period of seven years. We incurred manufacturing costs for services performed by Tera Probe of $19 million and $58 million for the third quarter and first nine months of 2016, respectively, and $19 million and $66 million for the third quarter and first nine months of 2015, respectively.

Intangible Assets and Goodwill

As of	June 2, 2016		September 3, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$824	$(442)	$864	$(416)
Other	1	—	2	(1)
	825	(442)	866	(417)
Non-amortizing assets
In-process R&D	108	—	—	—

	$933	$(442)	$866	$(417)

Goodwill(1)	$104		$23

(1)	Included in other noncurrent assets.

During the first nine months of 2016 and 2015, we capitalized $24 million and $51 million, respectively, for product and process technology with weighted-average useful lives of 10 years and seven years, respectively. Amortization expense was $30 million and $90 million for the third quarter and first nine months of 2016, respectively, and $29 million and $89 million for the third quarter and first nine months of 2015, respectively.  The expected annual amortization expense for amortizing intangible assets held as of June 2, 2016 is $119 million for 2016, $107 million for 2017, $94 million for 2018, $46 million for 2019, and $28 million for 2020.

In the first quarter of 2016, we acquired Tidal Systems, Ltd., a developer of PCIe NAND Flash storage controllers, to enhance our NAND Flash controller technology for $148 million. In connection therewith, we recognized $108 million of in-process R&D; $81 million of goodwill, which was derived from expected cost reductions and other synergies and was assigned to our Storage Business Unit; and $41 million of deferred tax liabilities; which, in aggregate, represented substantially all of the purchase price. The in-process R&D was valued using a replacement cost approach, which included inputs of reproduction cost, including developer's profit, and opportunity cost. We will begin amortizing the in-process R&D when development is complete, which is estimated to be in 2017, and will amortize it over its then estimated useful life. The goodwill is not expected to be deductible for tax purposes.

Accounts Payable and Accrued Expenses

As of	June 2, 2016	September 3, 2015
Accounts payable	$1,105	$1,020
Property, plant, and equipment payables	1,559	577
Salaries, wages, and benefits	292	321
Related party payables	258	338
Income and other taxes	50	85
Other	335	270
	$3,599	$2,611

As of June 2, 2016 and September 3, 2015, related party payables included $250 million and $327 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of June 2, 2016 and September 3, 2015, related party payables also included $7 million and $11 million, respectively, due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

Debt

			June 2, 2016			September 3, 2015
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.25%	$175	$632	$807	$161	$701	$862
Capital lease obligations(2)	N/A	N/A	347	816	1,163	326	466	792
1.258% notes	1.258%	1.97%	87	175	262	87	217	304
2022 senior notes	5.875%	6.14%	—	590	590	—	589	589
2022 senior secured term loan B	6.460%	6.91%	3	732	735	—	—	—
2023 senior notes	5.250%	5.43%	—	989	989	—	988	988
2023 senior secured notes	7.500%	7.67%	—	1,238	1,238	—	—	—
2024 senior notes	5.250%	5.38%	—	545	545	—	545	545
2025 senior notes	5.500%	5.56%	—	1,139	1,139	—	1,138	1,138
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(3)	2.375%	5.95%	—	202	202	—	197	197
2032D convertible senior notes(3)	3.125%	6.33%	—	153	153	—	150	150
2033E convertible senior notes(3)	1.625%	4.50%	—	167	167	217	—	217
2033F convertible senior notes(3)	2.125%	4.93%	—	269	269	264	—	264
2043G convertible senior notes	3.000%	6.76%	—	654	654	—	644	644
Other notes payable	2.705%	2.90%	100	172	272	34	171	205
			$712	$8,919	$9,631	$1,089	$6,252	$7,341

(1)
We have either the obligation or the option to pay cash for the principal amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.

(2)	Weighted-average imputed rate of 3.3% and 3.7% as of June 2, 2016 and September 3, 2015, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on March 31, 2016 did not exceed 130% of the conversion price per share, these notes were not convertible by the holders after March 31, 2016. The 2033 Notes were classified as current as of September 3, 2015 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes at that date.

2022 Senior Secured Term Loan B

On April 26, 2016, we entered into the 2022 Term Loan B and drew an aggregate principal amount of $750 million, which is due April 2022. The 2022 Term Loan B is collateralized by substantially all of the assets of Micron and Micron Semiconductor Products, Inc. ("MSP"), a subsidiary of Micron, subject to certain exceptions and permitted liens on such assets. The assets collateralizing the 2022 Term Loan B had an aggregate carrying value of $6.26 billion as of June 2, 2016 and also collateralize the 2023 Secured Notes (described below) on an equal and ratable basis, subject to certain limitations. Issuance costs for the 2022 Term Loan B totaled $16 million, which included an original issue discount of 1% of the initial aggregate principal amount.

The 2022 Term Loan B bears interest, at our election, of either (1) a base rate plus 5.00%, which base rate is defined as the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) a one-month London Interbank Offered Rate ("LIBOR") plus 1.0%, or (2) an up to twelve-month LIBOR, subject to certain adjustments, plus 6.00%. We may, from time to time, elect to convert outstanding term loans from one rate to another. Principal payments are due quarterly beginning on September 30, 2016 in an amount equal to 0.25% of the initial aggregate principal amount with the balance due at maturity and may be prepaid without penalty. Interest is payable at least quarterly, but may be monthly if we elect a monthly LIBOR rate. We are also obligated to pay certain customary fees for a credit facility of this size and type.

The 2022 Term Loan B contains covenants that, among other things, limit, in certain circumstances, the ability of Micron and/or its domestic restricted subsidiaries, which are generally subsidiaries in the U.S. in which Micron owns at least 80% of the voting stock, to (1) create or incur certain liens and enter into sale-leaseback financing transactions; (2) in the case of domestic restricted subsidiaries, create, assume, incur, or guarantee additional indebtedness; and (3) in the case of Micron, consolidate or merge with or into, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of its assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Subsidiary Guarantee: The 2022 Term Loan B is guaranteed by MSP and substantially all of the assets of MSP are also collateral for the 2022 Term Loan B.

2023 Senior Secured Notes

On April 26, 2016, we issued $1.25 billion in principal amount of 2023 Secured Notes due September 2023. The 2023 Secured Notes are collateralized by substantially all of the assets of Micron and MSP, subject to certain exceptions and permitted liens on such assets, on an equal and ratable basis with the 2022 Term Loan B (described above), subject to certain exceptions. Issuance costs for the 2023 Secured Notes totaled $13 million.

The 2023 Secured Notes contain covenants that, among other things, limit, in certain circumstances, the ability of Micron and/or its domestic restricted subsidiaries to (1) create or incur certain liens and enter into sale-leaseback financing transactions; (2) in the case of domestic restricted subsidiaries, create, assume, incur, or guarantee additional indebtedness; and (3) in the case of Micron, consolidate or merge with or into, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of its assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Cash Redemption at Our Option: Prior to April 15, 2019, we may redeem the 2023 Secured Notes at a price equal to the principal amount thereof, plus a "make-whole" premium as described in the indenture governing the 2023 Secured Notes, together with accrued and unpaid interest. On or after April 15, 2019, we may redeem the 2023 Secured Notes, in whole or in part, at prices above the principal amount that decline over time, as specified in the indenture, together with accrued and unpaid interest. Additionally, prior to April 15, 2019, we may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 2023 Secured Notes at a price equal to 107.5% of the principal amount together with accrued and unpaid interest.

Subsidiary Guarantee: The 2023 Secured Notes are guaranteed by MSP and substantially all of the assets of MSP are also collateral for the 2023 Secured Notes.

Debt Restructure

During the first quarter of 2016, we repurchased $57 million in aggregate principal amount of our 2033E Notes, which had a carrying value of $54 million, for $94 million in cash. The liability and equity components of the repurchased notes had previously been stated separately within debt and equity in our consolidated balance sheet. As a result, our accounting for the repurchased notes decreased the carrying value of debt by $54 million and equity by $38 million.

Throughout 2015, we consummated a number of transactions to restructure our debt, including conversions, settlements and repurchases of convertible notes, the issuance of non-convertible senior notes, and the early repayment of a note. The following table presents the effect of each of the actions in the first nine months of 2015:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	(Loss)(1)
Conversions and settlements	$(121)	$(367)	$(408)	$(15)	$(22)
Repurchases	(305)	(261)	(907)	(624)	(21)
Issuance	2,000	1,979	1,979	—	—
Early repayment	(121)	(115)	(122)	—	(5)
	$1,453	$1,236	$542	$(639)	$(48)

(1)	Included in other non-operating expense.

•
Conversions and Settlements: Holders of substantially all of our then remaining 2031B Notes with an aggregate principal amount of $114 million converted their notes in August 2014. As a result of our election to settle the conversion amounts entirely in cash, the settlement obligations became derivative debt liabilities, increasing the carrying value of the 2031B Notes by $275 million in 2014 before being settled in 2015 for an aggregate of $389 million in cash. Additionally, holders converted $7 million principal amount of our 2033E Notes and we settled the conversions in cash for $19 million in 2015.

•	Repurchases: Repurchased $305 million in aggregate principal amount of our 2032C and 2032D Notes.

•	Issuance: Issued $2.00 billion in aggregate principal amounts of 2023 senior notes, 2024 senior notes, and 2026 senior notes.

Capital Lease Obligations

In the third quarter of 2016, we recorded capital lease obligations aggregating $130 million, including $114 million related to equipment sale-leaseback transactions, at a weighted-average effective interest rate of 3.5%, with a weighted-average expected term of five years. In the first nine months of 2016, we recorded capital lease obligations aggregating $574 million, including $538 million related to equipment sale-leaseback transactions.

Convertible Senior Notes

As of June 2, 2016, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of June 2, 2016:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$223	23	$9.63	$12.52	$81
2032D Notes	May 2021	177	18	9.98	12.97	56
2033E Notes	February 2018	176	16	10.93	14.21	35
2033F Notes	February 2020	297	27	10.93	14.21	59
2043G Notes(4)	November 2028	1,025	35	29.16	37.91	—
		$1,898	119			$231

(1)
The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturity at a price equal to the principal amount thereof plus accrued interest.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock did not exceed the thresholds for the calendar quarter ended March 31, 2016; therefore, the notes were not convertible by the holders after March 31, 2016.

(3)	Based on our closing share price of $13.11 as of June 2, 2016.

(4)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1.03 billion at maturity in 2043.

Other Facilities

In connection with entering into the 2022 Term Loan B, on April 25, 2016, we terminated our revolving credit facility that was entered into on December 2, 2014, and repaid the $50 million outstanding principal amount.

On December 1, 2015, we drew the remaining $174 million under our term loan agreement entered into on May 28, 2015. Amounts drawn are collateralized by certain property, plant, and equipment and are subject to a three-year loan with equal quarterly principal payments beginning December 2015 and accrue interest at a variable rate equal to the three-month LIBOR plus a margin not to exceed 2.2%. As of June 2, 2016, the outstanding balance was $174 million.

Maturities of Notes Payable and Future Minimum Lease Payments

The following presents, as of June 2, 2016, maturities of notes payable (including the MMJ Creditor Installment Payments) and future minimum lease payments under capital lease obligations.

	Notes Payable	Capital Lease Obligations
Remainder of 2016	$71	$118
2017	376	334
2018	535	286
2019	547	242
2020	677	130
2021 and thereafter	6,815	151
Unamortized amounts and interest, respectively	(553)	(98)
	$8,468	$1,163

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

On November 21, 2014, Elm 3DS Innovations, LLC ("Elm") filed a patent infringement action against Micron, MSP, and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe thirteen U.S. patents and seeks damages, attorneys' fees, and costs.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), which represents approximately 55% of our total shares in Inotera as of June 2, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of June 2, 2016, the Inotera Shares had a carrying value in equity method investments of $677 million and a market value of $1.07 billion.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser amount of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The 2033 Notes were convertible at the option of the holders as of September 3, 2015 and the aggregate difference between the principal amount and the carrying value of $49 million was classified as redeemable convertible notes in the accompanying consolidated balance sheet. Due to declines in the trading price of our common stock during 2016, the closing price of our common stock did not meet or exceed the thresholds for the calendar quarter ended March 31, 2016; therefore, the 2033 Notes were not convertible by the holders after March 31, 2016 and will not be convertible until the conversion terms or thresholds are met or exceeded or another convertibility condition is met. As a result, in the third quarter of 2016, the 2033 Notes were classified as noncurrent debt and the aggregate difference between the principal amount and the carrying value was reclassified from redeemable convertible notes to additional capital. (See "Debt" note.)

Equity

Micron Shareholders' Equity

Common Stock Repurchases:  Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. During the first nine months of 2016, we repurchased 7 million shares for $125 million (including commissions) through open-market transactions, which were recorded as treasury stock. Through the end of the third quarter of 2016, we had repurchased a total of 49 million shares for $956 million (including commissions) through open-market transactions pursuant to such authorization. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Issued and Outstanding Capped Calls: We have capped calls (with strike prices that range from $9.80 to $10.93 and cap prices that range from $14.51 to $16.04), which were intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on their expiration dates, which range from November 2016 to February 2020. The amounts receivable vary based on the trading price of our stock, up to the cap prices. As of June 2, 2016, the dollar value of cash or shares that we would receive from capped calls upon their expiration date ranges from $0, if the trading price of our stock is below strike prices for all capped calls, to $719 million, if the trading price of our stock is at or above the cap prices for all capped calls.

Expiration of Capped Calls: A portion of our 2032C Capped Calls and 2031 Capped Calls expired in the first nine months of 2016. We elected share settlement and received 2 million shares of our stock in the first nine months of 2016, equivalent to $23 million, based on the trading stock price at the time of expiration. The shares received were recorded as treasury stock.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the nine months ended June 2, 2016, were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of September 3, 2015	$—	$(5)	$(3)	$21	$13
Other comprehensive income (loss) before reclassifications	(50)	5	2	(6)	(49)
Amount reclassified out of accumulated other comprehensive income (loss)	—	(3)	—	(1)	(4)
Tax effects	—	—	—	2	2
Other comprehensive income (loss)	(50)	2	2	(5)	(51)
Balance as of June 2, 2016	$(50)	$(3)	$(1)	$16	$(38)

Noncontrolling Interests in Subsidiaries

As of	June 2, 2016		September 3, 2015
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$832	49%	$829	49%
MP Mask(1)	—	—%	93	50%
Other	15	Various	15	Various
	$847		$937

(1)	IMFT is a variable interest entity. MP Mask was a variable interest entity through May 5, 2016. (See "Variable Interest Entities" note.)

IMFT: Since IMFT's inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture NAND Flash and 3D XPoint memory products for the exclusive use of the members. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights.  On January 5, 2016, we amended the IMFT joint venture agreement to change the dates of the buy-sell rights. Pursuant to the amendment, commencing in January 2016, Intel can put to us, and commencing in January 2019, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses were reduced by reimbursements from Intel of $54 million and $153 million for the third quarter and first nine months of 2016, respectively, and $58 million and $158 million for the third quarter and first nine months of 2015, respectively.

Our sales include Non-Trade Non-Volatile Memory, which primarily consists of products sold to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Non-Trade Non-Volatile Memory sales were $120 million and $372 million for the third quarter and first nine months of 2016, respectively, and were $110 million and $342 million for the third quarter and first nine months of 2015, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	June 2, 2016	September 3, 2015
Assets
Cash and equivalents	$100	$134
Receivables	85	79
Inventories	73	65
Other current assets	4	7
Total current assets	262	285
Property, plant, and equipment, net	1,775	1,768
Other noncurrent assets	49	49
Total assets	$2,086	$2,102

Liabilities
Accounts payable and accrued expenses	$196	$182
Deferred income	8	9
Current debt	17	22
Total current liabilities	221	213
Long-term debt	37	49
Other noncurrent liabilities	96	100
Total liabilities	$354	$362
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

	Quarter Ended		Nine Months Ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
IMFT distributions to Micron	$36	$—	$36	$6
IMFT distributions to Intel	34	—	34	6
Micron contributions to IMFT	—	85	38	106
Intel contributions to IMFT	—	82	37	102

MP Mask: In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  Through May 5, 2016, we and Photronics each owned approximately 50% of MP Mask.  We purchased a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement. On May 5, 2016 we acquired Photronics' interest in MP Mask for $93 million.

The assets and liabilities of MP Mask included in our September 3, 2015 consolidated balance sheet were as follows:

As of	September 3, 2015
Current assets	$21
Noncurrent assets (primarily property, plant, and equipment)	180
Current liabilities	21
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the reorganization proceedings of the MMJ Companies initiated in March 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of June 2, 2016 were $3.17 billion for the MMJ Group and $900 million for IMFT, which included cash and equivalents of $598 million for the MMJ Group and $100 million for IMFT.

As of June 2, 2016, our retained earnings included undistributed earnings from our equity method investees of $281 million.

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

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. In addition to the fair value measurements disclosed in "Cash and Investments" as of June 2, 2016 and September 3, 2015, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $48 million and $45 million, respectively, valued using Level 2 fair value measurements.

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

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine equity components of our convertible notes) were as follows:

As of	June 2, 2016		September 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$6,723	$7,023	$5,020	$5,077
Convertible notes	1,988	1,445	2,508	1,472

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

The following summarizes our derivative instruments without hedge accounting designation, which consisted of forward contracts to purchase the noted currencies as a hedge of our net position in monetary assets:

	Notional Amount (in U.S. dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of June 2, 2016
Yen	$1,298	$14	$—
Singapore dollar	179	—	—
Euro	50	—	—
Other	93	1	—
	$1,620	$15	$—
As of September 3, 2015
Yen	$928	$—	$(24)
Singapore dollar	282	—	—
Euro	29	—	—
Other	167	1	—
	$1,406	$1	$(24)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net. Net gains (losses) for derivative instruments without hedge accounting designation were as follows:

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Foreign exchange contracts	$42	$(10)	$113	$(83)
Convertible notes settlement obligations	—	1	—	7

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We utilize currency forward contracts that generally mature within 12 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures.  Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2 fair value measurements).

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

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of June 2, 2016
Euro	$197	$—	$(1)
Yen	84	1	—
	$281	$1	$(1)

As of September 3, 2015
Euro	$12	$—	$—
Yen	81	3	—
	$93	$3	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

We recognized gains from the effective portion of cash flow hedges in accumulated other comprehensive income (loss) of $4 million and $5 million for the third quarter and first nine months of 2016, respectively, and losses of $14 million in the first nine months of 2015. The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant in the third quarters and first nine months of 2016 and 2015.  Amounts reclassified from accumulated other comprehensive income (loss) to earnings in the third quarters and first nine months of 2016 and 2015, and expected amounts for the next 12 months after June 2, 2016, were not significant.

Equity Plans

As of June 2, 2016, our equity plans permit us to issue an aggregate of up to 152 million shares of common stock, of which 87 million shares were available for future awards.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Stock options granted	1	—	8	8
Weighted-average grant-date fair value per share	$4.92	$10.89	$6.96	$14.86
Average expected life in years	5.6	5.6	5.5	5.6
Weighted-average expected volatility	51%	42%	47%	45%
Weighted-average risk-free interest rate	1.3%	1.6%	1.7%	1.7%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of June 2, 2016, there were 19 million shares of Restricted Stock Awards outstanding, of which 2 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity was as follows:

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Restricted stock awards granted	—	—	9	6
Weighted-average grant-date fair value per share	$10.35	$27.34	$15.75	$33.93

Stock-based Compensation Expense

As of June 2, 2016, $405 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized through the third quarter of 2020, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense in the below presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations:

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Stock-based compensation expense by caption
Cost of goods sold	$20	$17	$58	$48
Selling, general, and administrative	15	15	52	48
Research and development	12	11	38	31
	$47	$43	$148	$127

Stock-based compensation expense by type of award
Stock options	$19	$20	$61	$61
Restricted stock awards	28	23	87	66
	$47	$43	$148	$127

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Restructure and asset impairments	$—	$1	$16	$3
(Gain) loss on disposition of property, plant, and equipment	(3)	(4)	2	(14)
Other	(2)	(1)	—	(25)
	$(5)	$(4)	$18	$(36)

In the first quarter of 2016, we recorded $9 million of charges for the restructure of manufacturing activities in Agrate, Italy and $5 million of severance benefits and equipment-related retirement and impairment costs to close our module assembly and test facility in Aguadilla, Puerto Rico. As of June 2, 2016, we do not anticipate incurring significant additional costs for these restructure activities.

In the fourth quarter of 2016, we initiated a restructure plan in response to the current business environment and the need to accelerate focus on our key priorities.  We plan to implement a cost savings program in which we expect to save approximately $80 million per quarter in 2017.  The savings are expected to result from a combination of a more focused set of projects and programs, the permanent closure of a number of open headcount requisitions, a workforce reduction in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we expect to incur charges of $70 million, substantially all in cash expenditures, the majority of which is expected to be incurred in the fourth quarter of 2016, with the remainder in the early part of 2017.

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Gain (loss) from changes in currency exchange rates	$(5)	$1	$(13)	$(26)
Loss on restructure of debt	(3)	(18)	(4)	(48)
Other	(26)	1	(27)	3
	$(34)	$(16)	$(44)	$(71)

In the third quarter of 2016, we recognized other non-operating expense of $30 million to write off indemnification receivables upon the resolution of uncertain tax positions.

Income Taxes

Income taxes for the third quarter and first nine months of 2016 included $71 million and $103 million, respectively, and for the third quarter and first nine months of 2015 included $67 million and $138 million, respectively, related to changes in amounts of net deferred tax assets associated with MMJ and MMT. Income taxes also included a benefit of $41 million in the first quarter of 2016 related to a U.S. valuation allowance release resulting from the acquisition of Tidal Systems, Ltd. Income taxes for the third quarter and first nine months of 2016 also included tax benefits of $52 million and $58 million, respectively, related to the favorable resolution of certain prior year tax matters, which were previously reserved as uncertain tax positions. The remaining taxes for these periods primarily reflect taxes for our other non-U.S. operations.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowance.  The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists. Income taxes on U.S. operations in the third quarters and first nine months of 2016 and 2015 were substantially offset by changes in the valuation allowance.

We operate in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate. We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, were not significant to our tax provision for the third quarter or the first nine months of 2016. These arrangements reduced our tax provision for the third quarter and first nine months of 2015 by $52 million (benefitting our diluted earnings per share by $0.04), and $289 million ($0.24 per diluted share), respectively.

Earnings Per Share

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Net income (loss) available to Micron shareholders – Basic	$(215)	$491	$(106)	$2,428
Dilutive effect related to equity method investment	—	(1)	—	(3)
Net income (loss) available to Micron shareholders – Diluted	$(215)	$490	$(106)	$2,425

Weighted-average common shares outstanding – Basic	1,036	1,073	1,035	1,072
Dilutive effect of equity plans and convertible notes	—	97	—	113
Weighted-average common shares outstanding – Diluted	1,036	1,170	1,035	1,185

Earnings (loss) per share
Basic	$(0.21)	$0.46	$(0.10)	$2.26
Diluted	(0.21)	0.42	(0.10)	2.05

Antidilutive potential common shares that could dilute basic earnings per share in the future were 184 million for the third quarter and first nine months of 2016, and 55 million and 27 million for the third quarter and first nine months of 2015, respectively.

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

	Quarter ended		Nine months ended
	June 2, 2016	June 4, 2015	June 2, 2016	June 4, 2015
Net sales
CNBU	$1,090	$1,514	$3,282	$5,424
SBU	719	901	2,504	2,839
MBU	561	938	1,898	2,734
EBU	487	483	1,426	1,524
All Other	41	17	72	71
	$2,898	$3,853	$9,182	$12,592

Operating income (loss)
CNBU	$(64)	$266	$(106)	$1,382
SBU	(67)	(33)	(118)	(43)
MBU	(18)	296	96	864
EBU	107	98	307	331
All Other	15	4	21	37
	$(27)	$631	$200	$2,571

Certain Concentrations

Customer concentrations included net sales to Intel of 14% for the first nine months of 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding the acquisition of the remaining shares of Inotera; future costs and savings for restructure activities; our pursuit of additional financing and debt restructuring including expected funding of the Inotera acquisition; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2016; and the timing of payments for certain contractual obligations. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 3, 2015. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2016 contains 52 weeks and fiscal year 2015 contained 53 weeks. The first quarter of 53-week years contains 14 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

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

Proposed Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.92 per share, assuming 32.6 New Taiwan dollars per U.S. dollar, the exchange rate as of June 2, 2016). As of June 2, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of June 2, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion. We anticipate financing the acquisition with a combination of proceeds from the 80 billion New Taiwan dollar debt financing described below, a combination of issuance of Micron Shares and convertible notes to Nanya described below, additional borrowings under our existing credit agreement, and cash on hand.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). Under the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of the agreement to purchase the Inotera shares.

Consummation of the acquisition of Inotera is subject to various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan, which have been received;

•
the consummation and funding of debt financing of at least 80 billion New Taiwan dollars (equivalent to $2.5 billion, assuming 32.6 New Taiwan dollars per U.S. dollar), on terms that are satisfactory to us; and

•	unless we determine otherwise, the consummation and funding of the Private Placement (described below).

In addition, the agreement to acquire the Inotera shares contains certain termination rights, including but not limited to termination by either us or Inotera if we have not completed the purchase of the remaining shares of Inotera by November 30, 2016.

The date for the closing of the Inotera transaction is not determinable at this time. Consummation of the Inotera transaction is subject to significant uncertainties and there can be no assurance that the Inotera transaction will be consummated.

Issuance of Micron Shares and Convertible Notes to Nanya: In the second and third quarters of 2016, we entered into agreements with Nanya pursuant to which we have the option to issue a combination of shares of our common stock (the "Micron Shares") and 2.00% convertible senior notes due 2021 (the "2021 Convertible Notes") to Nanya, which is subject to regulatory approvals and various other conditions. The issuance of the Micron Shares or the 2021 Convertible Notes is subject to the consummation of the Inotera acquisition and the proceeds would be used to fund a portion of the consideration payable in the Inotera acquisition.

Micron Shares: We have the option to issue Micron Shares in an amount equivalent to up to 31.5 billion New Taiwan dollars (equivalent to $964 million, assuming 32.6 New Taiwan dollars per U.S. dollar) (the "Private Placement"), which would be used to fund a portion of the consideration for the transaction. The per-share selling price for the Micron Shares would be equal to the greater of the New Taiwan dollar equivalent of (i) the average of the closing sale price of our common stock during the 30 consecutive trading day period ending on and including the 30th trading day prior to the consummation of the Inotera acquisition or (ii) $10.00.

2021 Convertible Notes: We have the option to issue up to 12.6 billion New Taiwan dollars (equivalent to $386 million, assuming 32.6 New Taiwan dollars per U.S. dollar) in lieu of a corresponding value of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $193 million) pursuant to the Private Placement.

Technology Transfer and License Agreements with Nanya

In the second quarter of 2016, we entered into technology transfer and license agreements pursuant to which Nanya has the option to require us to transfer to Nanya certain technology and deliverables related to the next DRAM process node generation (the "1X Process Node") after our 20nm process node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products implementing the technology, subject to an agreed cap, and we would also receive an equity interest in Nanya upon the achievement of certain milestones. Nanya's option becomes exercisable upon the closing of the Inotera acquisition transaction.

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
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2016	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
Net sales	$2,898	100%	$3,853	100%	$2,934	100%	$9,182	100%	$12,592	100%
Cost of goods sold	2,400	83%	2,651	69%	2,355	80%	7,256	79%	8,347	66%
Gross margin	498	17%	1,202	31%	579	20%	1,926	21%	4,245	34%

SG&A	148	5%	169	4%	175	6%	502	5%	549	4%
R&D	382	13%	406	11%	403	14%	1,206	13%	1,161	9%
Other operating (income) expense, net	(5)	—%	(4)	—%	6	—%	18	—%	(36)	—%
Operating income (loss)	(27)	(1)%	631	16%	(5)	—%	200	2%	2,571	20%

Interest income (expense), net	(99)	(3)%	(88)	(2)%	(85)	(3)%	(269)	(3)%	(246)	(2)%
Other non-operating income (expense), net	(34)	(1)%	(16)	—%	(6)	—%	(44)	—%	(71)	(1)%
Income tax (provision) benefit	(15)	(1)%	(104)	(3)%	(5)	—%	(16)	—%	(226)	(2)%
Equity in net income (loss) of equity method investees	(40)	(1)%	68	2%	5	—%	24	—%	400	3%
Net (income) loss attributable to noncontrolling interests	—	—%	—	—%	(1)	—%	(1)	—%	—	—%
Net income (loss) attributable to Micron	$(215)	(7)%	$491	13%	$(97)	(3)%	$(106)	(1)%	$2,428	19%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2016	% of Total	2015	% of Total	2016	% of Total	2016	% of Total	2015	% of Total
CNBU	$1,090	38%	$1,514	39%	$1,053	36%	$3,282	36%	$5,424	43%
SBU	719	25%	901	23%	901	31%	2,504	27%	2,839	23%
MBU	561	19%	938	24%	503	17%	1,898	21%	2,734	22%
EBU	487	17%	483	13%	460	16%	1,426	16%	1,524	12%
All Other	41	1%	17	—%	17	1%	72	1%	71	1%
	$2,898		$3,853		$2,934		$9,182		$12,592
Percentages reflect rounding and may not total 100%.

Total net sales for the third quarter of 2016 were relatively unchanged as compared to the second quarter of 2016 as decreases in SBU sales were offset by increases in MBU, CNBU, and EBU sales. SBU sales for the third quarter of 2016 decreased as compared to the second quarter of 2016 primarily due to lower gigabit sales volumes and declines in average selling prices. MBU, CNBU, and EBU sales for the third quarter of 2016 increased as compared to the second quarter of 2016 primarily due to higher gigabit sales volumes partially offset by declines in average selling prices.

Total net sales for the third quarter and first nine months of 2016 decreased 25% and 27%, respectively, as compared to the corresponding periods of 2015 primarily due to lower CNBU, MBU, and SBU sales as a result of declines in average selling prices.

Gross Margin

Our overall gross margin percentage declined to 17% for the third quarter of 2016 from 20% for the second quarter of 2016 primarily due to declines in the gross margin percentage for MBU, SBU, and CNBU as a result of declines in average selling prices partially offset by manufacturing cost reductions.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under a supply agreement at prices reflecting discounts from market prices for our comparable components. Effective beginning on January 1, 2016, the price for DRAM products sold to us is based on a formula that equally shares margin between Inotera and us. We purchased $348 million, $326 million, and $533 million of DRAM products from Inotera in the third quarter of 2016, second quarter of 2016, and third quarter of 2015, respectively. In 2015 and the first quarter of 2016, the cost for Inotera products was higher than the cost for similar products manufactured in our wholly-owned facilities. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first nine months of 2016 such that, beginning in the second quarter of 2016, the costs for Inotera products have more closely approximated the cost for similar products manufactured in our wholly-owned facilities. The supply agreement with Inotera (as extended in December 2015) has an initial three-year term, which commenced on January 1, 2016, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period.

Our overall gross margin percentage declined to 17% for the third quarter of 2016 from 31% for the third quarter of 2015 as a result of declines in the gross margin percentage for MBU, CNBU, and SBU, primarily due to declines in average selling prices partially offset by manufacturing cost reductions. Our overall gross margin percentage declined to 21% for the first nine months of 2016 from 34% for the first nine months of 2015 as a result of declines in the gross margin percentage for CNBU, MBU, and SBU, primarily due to declines in average selling prices partially offset by manufacturing cost reductions.

Operating Results by Business Segments

CNBU

	Third Quarter		Second Quarter	Nine Months
	2016	2015	2016	2016	2015
Net sales	$1,090	$1,514	$1,053	$3,282	$5,424
Operating income (loss)	(64)	266	(56)	(106)	1,382

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the third quarter of 2016 increased 4% as compared to the second quarter of 2016 primarily due to increases in gigabits sold partially offset by declines in average selling prices. CNBU operating margin for the third quarter of 2016 was relatively unchanged from the second quarter of 2016.

CNBU sales for the third quarter and first nine months of 2016 decreased 28% and 39%, respectively, as compared to the corresponding periods of 2015 primarily due to declines in average selling prices as a result of continued weakness in the PC sector. CNBU operating margin for the third quarter and first nine months of 2016 declined from the corresponding periods of 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

SBU

	Third Quarter		Second Quarter	Nine Months
	2016	2015	2016	2016	2015
Net sales	$719	$901	$901	$2,504	$2,839
Operating loss	(67)	(33)	(18)	(118)	(43)

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our Non-Volatile Memory products. (See "Operating Results by Product" for further details.) SBU sales for the third quarter of 2016 decreased 20% from the second quarter of 2016 primarily due to decreases in gigabits sold and declines in average selling prices. SBU sales include Non-Trade Non-Volatile Memory. Non-Trade Non-Volatile Memory sales were $120 million, $126 million, and $110 million for the third quarter of 2016, second quarter of 2016, and third quarter of 2015, respectively.

SBU sales of Trade Non-Volatile Memory products for the third quarter of 2016 decreased 22% as compared to the second quarter of 2016 primarily due to decreases in gigabits sold and declines in average selling prices. Decreases in gigabits sold for the third quarter of 2016 as compared to the second quarter of 2016 were primarily due to reduced production of planar NAND-based SSDs partially offset by an increase in production of 3D NAND-based SSDs. SBU operating margin for the third quarter of 2016 declined from the second quarter of 2016 primarily due to the reduction in gigabits sold and declines in average selling prices partially offset by cost reductions.

SBU sales of Trade Non-Volatile Memory products for the third quarter and first nine months of 2016 decreased 24% and 15%, respectively, from the corresponding periods of 2015 primarily due to declines in average selling prices. SBU operating margin for the third quarter and first nine months of 2016 declined from the corresponding periods of 2015 primarily due to declines in average selling prices partially offset by manufacturing cost reductions.

MBU

	Third Quarter		Second Quarter	Nine Months
	2016	2015	2016	2016	2015
Net sales	$561	$938	$503	$1,898	$2,734
Operating income (loss)	(18)	296	(21)	96	864

In 2016 and 2015, MBU sales were comprised primarily of DRAM and NAND Flash, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the third quarter of 2016 increased 12% as compared to the second quarter of 2016 primarily due to increases in gigabits sold partially offset by declines in average selling prices. The increase in gigabits sold for the third quarter of 2016 was primarily due to increased production. MBU operating margin for the third quarter of 2016 was relatively unchanged from the second quarter of 2016.

MBU sales for the third quarter and first nine months of 2016 decreased 40% and 31%, respectively, as compared to the corresponding periods of 2015 primarily due to declines in average selling prices. MBU operating margin for the third quarter and first nine months of 2016 declined from the corresponding periods of 2015 primarily due to the declines in average selling prices.

EBU

	Third Quarter		Second Quarter	Nine Months
	2016	2015	2016	2016	2015
Net sales	$487	$483	$460	$1,426	$1,524
Operating income	107	98	87	307	331

In 2016 and 2015, EBU sales were comprised of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for the third quarter of 2016 increased 6% from the second quarter of 2016 primarily due to increases in gigabit sales of NAND Flash products partially offset by declines in average selling prices. EBU operating income for the third quarter of 2016 increased from the second quarter of 2016 primarily due to improved margins for NAND Flash products as a result of the increase in gigabits sales and cost reductions partially offset by declines in average selling prices.

EBU sales for the third quarter of 2016 were relatively unchanged from the third quarter of 2015 as increases in gigabit sales offset declines in average selling prices. EBU sales for the first nine months of 2016 decreased 6% as compared to the first nine months of 2015 primarily due to declines in average selling prices for DRAM and NAND Flash products, which were partially offset by higher sales volumes. EBU operating income for the third quarter of 2016 increased from the third quarter of 2015 primarily due to improved margins for DRAM products as cost reductions outpaced declines in average selling prices. EBU operating income for the first nine months of 2016 declined as compared to the first nine months of 2015 primarily due to declines in margins for NAND Flash and NOR Flash products as a result of decreases in average selling prices partially offset by lower costs.

Operating Results by Product

Net Sales by Product

	Third Quarter				Second Quarter		Nine Months
	2016	% of total net sales	2015	% of total net sales	2016	% of total net sales	2016	% of total net sales	2015	% of total net sales
DRAM	$1,728	60%	$2,359	61%	$1,588	54%	$5,261	57%	$8,166	65%
Non-Volatile Memory
Trade	908	31%	1,249	32%	1,074	37%	3,125	34%	3,645	29%
Non-Trade	120	4%	110	3%	126	4%	372	4%	342	3%
Other	142	5%	135	4%	146	5%	424	5%	439	3%
	$2,898		$3,853		$2,934		$9,182		$12,592
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

DRAM

	Third Quarter 2016 Versus		First Nine Months 2016 Versus
	Second Quarter 2016	Third Quarter 2015	First Nine Months 2015

	(percentage change from period indicated)
Net sales	9%	(27)%	(36)%
Average selling prices per gigabit	(11)%	(35)%	(34)%
Gigabits sold	22%	13%	(2)%
Cost per gigabit	(9)%	(14)%	(15)%

The increase in gigabits sold and decrease in cost per gigabit for the third quarter of 2016 as compared to the second quarter of 2016 and third quarter of 2015 was primarily due to increases in gigabit production due to improvements in product and process technologies. Gigabit production in 2016 has been constrained by equipment downtime incurred in connection with transitioning from 25nm to 20nm-based products and a shift to a higher mix of DDR4 products, which have larger die sizes and fewer bits per wafer. The decrease in gigabits sold for the first nine months of 2016 as compared to the first nine months of 2015 was primarily due to our transition to 20nm-based products and a shift to a higher mix of DDR4 products, partially offset by improvements in product and process technologies.

DRAM products purchased from Inotera accounted for 32% of our aggregate DRAM gigabit production for the third quarter of 2016 as compared to 29% for the second quarter of 2016 and 33% for the third quarter of 2015. In 2015 and the first quarter of 2016, our cost of for Inotera products was higher than our cost for similar products manufactured in our wholly-owned facilities. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first nine months of 2016 such that, beginning in the second quarter of 2016, our costs for Inotera products have more closely approximated our cost for similar products manufactured in our wholly-owned facilities.

Our gross margin percentage on sales of DRAM products for the third quarter of 2016 declined from the second quarter of 2016 as decreases in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage for the third quarter and first nine months of 2016 declined as compared to the corresponding periods of 2015 as decreases in average selling prices outpaced manufacturing cost reductions. Manufacturing cost reductions for the third quarter of 2016 as compared to the second quarter of 2016 were primarily due to improvements in product and process technologies. Manufacturing cost reductions for the third quarter and first nine months of 2016 as compared to the corresponding periods of 2015 primarily reflected lower costs for product purchased from Inotera and improvements in product and process technologies.

Trade Non-Volatile Memory

	Third Quarter 2016 Versus		First Nine Months 2016 Versus
	Second Quarter 2016	Third Quarter 2015	First Nine Months 2015

	(percentage change from period indicated)
Sales to trade customers
Net sales	(15)%	(27)%	(14)%
Average selling prices per gigabit	(6)%	(26)%	(18)%
Gigabits sold	(10)%	(2)%	5%
Cost per gigabit	(3)%	(21)%	(15)%

Through the third quarter of 2016, substantially all of our Trade Non-Volatile Memory sales were from NAND Flash products. The decreases in gigabits sold of Trade Non-Volatile Memory for the third quarter of 2016 as compared to the second quarter of 2016 and third quarter of 2015 were primarily due to reduced production of planar-NAND based SSDs partially offset by an increase in production of 3D NAND-based SSDs. Gigabit production in 2016 has been constrained by equipment downtime incurred in connection with transitioning to 3D NAND Flash products.

Our gross margin percentage on sales of Trade Non-Volatile Memory products for the third quarter of 2016 declined from the second quarter of 2016 and third quarter of 2015 as the declines in average selling prices outpaced manufacturing cost reductions. Manufacturing cost reductions for the third quarter of 2016 as compared to the second quarter of 2016 and third quarter of 2015 primarily resulted from improvements in product and process technologies.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the third quarter of 2016 decreased 15% as compared to the second quarter of 2016 due to lower payroll costs resulting primarily from the suspension of variable-pay plans. SG&A expenses for the third quarter of 2016 decreased 12% as compared to the third quarter of 2015 due to decreases in payroll costs, resulting primarily from the suspension of variable-pay plans, and travel costs, partially offset by increases in legal fees. SG&A expenses for the first nine months of 2016 decreased 9% as compared to the first nine months of 2015 due to decreases in payroll costs, resulting primarily from the suspension of variable-pay plans, and travel costs.

Research and Development

R&D expenses for the third quarter of 2016 decreased 5% from the second quarter of 2016 primarily due to lower payroll costs resulting primarily from the suspension of variable-pay plans. R&D expenses for the third quarter of 2016 decreased 6% from the third quarter of 2015 primarily due to lower volumes of development wafers processed and lower payroll costs resulting primarily from the suspension of variable-pay plans. R&D expenses for the first nine months of 2016 increased 4% from the first nine months of 2015 primarily due to an increase in depreciation expense from R&D capital expenditures, higher volumes of development wafers processed, higher payroll costs, and an increase in amortization of product and process technology.

We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel and others of $55 million for the third quarter of 2016, $53 million for the second quarter of 2016, and $62 million for the third quarter of 2015.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width and 3D NAND Flash process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM products, Mobile LPDRAM products, high density NAND Flash memory (including 3D NAND and MLC and TLC technologies), 3D XPoint memory, SSDs (including firmware and controllers), hybrid memory cubes, specialty memory, NOR Flash memory, and other memory technologies and systems.

Income Taxes

Our effective tax rates were 9.4%, 5.2%, and 19.7% for the third quarter of 2016, second quarter of 2016, and third quarter of 2015, respectively, primarily reflecting provisions on non-U.S. operations. Our effective tax rates reflect the following:

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

Income taxes for the third quarter of 2016, second quarter of 2016, and third quarter of 2015 included provisions of $71 million, $10 million, and $67 million, respectively, related to utilization of, and other changes in, deferred tax assets of MMJ and MMT. Income taxes for the third quarter of 2016 also included tax benefits of $52 million related to the favorable resolution of certain prior year tax matters, which were previously reserved as uncertain tax positions. The remaining taxes for these periods primarily reflect taxes for our other non-U.S. operations. Income taxes for U.S. operations in 2016 and 2015 were substantially offset by changes in the valuation allowance.

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

We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, were not significant to our tax provision for the third quarter of 2016 or the second quarter of 2016, and reduced our tax provision by $52 million (benefitting our diluted earnings per share by $0.04) for the third quarter of 2015.

Equity in Net Income of Equity Method Investees

We recognize our share of earnings or losses from equity method investments generally on a two-month lag. Equity in net income (loss) of equity method investees, net of tax, included the following:

	Third Quarter		Second Quarter	Nine Months
	2016	2015	2016	2016	2015
Inotera	$(19)	$67	$2	$35	$402
Tera Probe	(22)	3	3	(16)	(3)
Other	1	(2)	—	5	1
	$(40)	$68	$5	$24	$400

During the third quarter of 2016, we recorded an impairment charge of $25 million within equity in net income of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value, based on its trading price.

Our equity in net income (loss) of Inotera declined for the third quarter of 2016 as compared to the second quarter of 2016 primarily due to declines in average selling prices and adverse effects of changes in currency exchange rates. Our equity in net income (loss) of Inotera declined for the third quarter and first nine months of 2016 as compared to the corresponding periods of 2015 primarily due to declines in average selling prices and cost of transitioning to the next technology node. Included in our earnings for the first nine months of 2015 was $55 million from Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward and the resulting tax provision in subsequent periods.
Other

In the fourth quarter of 2016, we initiated a restructure plan in response to the current business environment and the need to accelerate focus on our key priorities.  We plan to implement a cost savings program in which we expect to save approximately $80 million per quarter in 2017.  The savings are expected to result from a combination of a more focused set of projects and programs, the permanent closure of a number of open headcount requisitions, a workforce reduction in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we expect to incur charges of $70 million, substantially all in cash expenditures, the majority of which is expected to be incurred in the fourth quarter of 2016, with the remainder in the early part of 2017.

In the first quarter of 2016, we recorded an aggregate of $15 million of charges for restructure activities primarily in Agrate, Italy and Aguadilla, Puerto Rico. As of June 2, 2016, we do not anticipate incurring significant additional costs for these restructure activities. Other non-operating expenses for the first nine months of 2015 included $48 million from the restructure of debt and $26 million from changes in currency exchange rates. Further discussion can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. We generated cash from operations of $2.27 billion in the first nine months of 2016 and $5.21 billion in 2015. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We obtained debt and sale-leaseback financing of $2.70 billion in the first nine months of 2016 and $2.50 billion in 2015. As of June 2, 2016, we had a revolving credit facility available for up to $412 million of additional financing based on eligible receivables. We are continuously evaluating alternatives for efficiently funding capital expenditures, dilution-management activities, and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that net cash expenditures in 2016 for property, plant, and equipment will be approximately $5.0 billion to $5.5 billion, which reflects the offset of amounts we expect to be funded by our partners. The actual amounts for 2016 will vary depending on market conditions. Total additions to property, plant, and equipment in the first nine months of 2016 were $4.90 billion, which, in comparison to cash expenditures, reflects differences in timing of receipts and payments for equipment as well as non-cash additions such as equipment leases. As of June 2, 2016, we had commitments of approximately $2.26 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

As of	June 2, 2016	September 3, 2015
Cash and equivalents and short-term investments	$4,981	$3,521
Long-term marketable investments	671	2,113

Our investments consist primarily of liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of June 2, 2016, $1.55 billion of our cash and equivalents and short-term investments was held by foreign subsidiaries, substantially all of which is denominated in the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Proposed Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.92 per share, assuming 32.6 New Taiwan dollars per U.S. dollar, the exchange rate as of June 2, 2016). As of June 2, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of June 2, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion. We anticipate financing the acquisition with a combination of proceeds from the 80 billion New Taiwan dollar debt financing described below, a combination of issuance of Micron Shares and convertible notes to Nanya described below, additional borrowings under our existing credit agreement, and cash on hand.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). Under the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of the agreement to purchase the Inotera shares.

Consummation of the acquisition of Inotera is subject to various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan, which have been received;

•
the consummation and funding of debt financing of at least 80 billion New Taiwan dollars (equivalent to $2.5 billion, assuming 32.6 New Taiwan dollars per U.S. dollar), on terms that are satisfactory to us; and

•	unless we determine otherwise, the consummation and funding of the Private Placement (described below).

The date for the closing of the Inotera transaction is not determinable at this time. Consummation of the Inotera transaction is subject to significant uncertainties and there can be no assurance that the Inotera transaction will be consummated.

Issuance of Micron Shares and Convertible Notes to Nanya: In the second and third quarters of 2016, we entered into agreements with Nanya pursuant to which we have the option to issue a combination of shares of our common stock (the "Micron Shares") and 2.00% convertible senior notes due 2021 (the "2021 Convertible Notes") to Nanya, which is subject to regulatory approvals and various other conditions. The issuance of the Micron Shares or the 2021 Convertible Notes is subject to the consummation of the Inotera acquisition and the proceeds would be used to fund a portion of the consideration payable in the Inotera acquisition.

Micron Shares: We have the option to issue Micron Shares in an amount equivalent to up to 31.5 billion New Taiwan dollars (equivalent to $964 million, assuming 32.6 New Taiwan dollars per U.S. dollar) (the "Private Placement"), which would be used to fund a portion of the consideration for the transaction. The per-share selling price for the Micron Shares would be equal to the greater of the New Taiwan dollar equivalent of (i) the average of the closing sale price of our common stock during the 30 consecutive trading day period ending on and including the 30th trading day prior to the consummation of the Inotera acquisition or (ii) $10.00.

2021 Convertible Notes: We have the option to issue up to 12.6 billion New Taiwan dollars (equivalent to $386 million, assuming 32.6 New Taiwan dollars per U.S. dollar) in lieu of a corresponding value of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $193 million) pursuant to the Private Placement.

(See "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Inotera.")

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $598 million held by the MMJ Group as of June 2, 2016. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $100 million held by IMFT as of June 2, 2016. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of June 2, 2016, $798 million of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Operating Activities

Net cash provided by operating activities was $2.27 billion for the first nine months of 2016. Cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which, for the first nine months of 2016, included $468 million of cash provided from net reductions in receivables due to a lower level of sales, offset by $580 million of cash used from net increases in inventory.

Investing Activities

Net cash used for investing activities was $1.64 billion for the first nine months of 2016, which consisted primarily of cash expenditures of $3.89 billion for property, plant, and equipment and $148 million for the acquisition of Tidal Systems, Ltd., partially offset by $2.31 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was $1.70 billion for the first nine months of 2016 and included $1.25 billion from the issuance of our 2023 Senior Secured Notes, $742 million (net of original issue discount) from the issuance of our 2022 Term Loan B notes, and $538 million from equipment sale-leaseback financing transactions, which were partially offset by cash outflows of $689 million for repayments of debt and $125 million for the open-market repurchases of 7 million shares of our common stock. (See "Item 1. Financial Information – Notes to Consolidated Financial Statements – Debt.")

During the first quarter of 2016, we repurchased $57 million in aggregate principal amount of our 2033E Notes, which had a carrying value of $54 million, for $94 million in cash. As a result, we eliminated notes that were convertible into approximately 5 million shares of our common stock.

Contractual Obligations

	Payments Due by Period
As of June 2, 2016	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Notes payable(1)(2)	$12,128	$187	$771	$935	$943	$1,065	$8,227
Capital lease obligations(2)	1,261	118	334	286	242	130	151
Operating leases(3)	1,035	95	396	374	117	14	39
	$14,424	$400	$1,501	$1,595	$1,302	$1,209	$8,417

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

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. A substantial portion of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of June 2, 2016 and September 3, 2015, a hypothetical decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $373 million and $366 million, respectively. A 1% increase in the interest rates of our variable-rate debt would result in an increase in interest expense of approximately $10 million per year.

As of June 2, 2016 and September 3, 2015, we held fixed-rate debt securities of $1.38 billion and $3.83 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $1 million as of June 2, 2016 and $13 million as of September 3, 2015.

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

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $1 million as of June 2, 2016 and $3 million as of September 3, 2015. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations, or financial condition could be materially adversely affected. For the first nine months of 2016, average selling prices per gigabit for our DRAM and Trade Non-Volatile products declined 34% and 18%, respectively, compared to the first nine months of 2015. We have experienced significant decreases in our average selling prices per gigabit in previous years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

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

We face intense competition in the semiconductor memory market from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs. Transitions to smaller line-width process technologies and product and process improvements have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. In recent periods, we and some of our competitors have begun construction on or announced plans to build new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of June 2, 2016, we had debt with a carrying value of $9.63 billion. In the first quarter of 2016, we paid $94 million to repurchase convertible notes with a principal amount of $57 million. In 2015, we paid $1.43 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $489 million. In 2014, we paid $2.30 billion to repurchase and settle conversion obligations for convertible notes with a principal amount of $1.09 billion. As of June 2, 2016, we had a revolving credit facility available for up to $412 million of additional financing. The availability of this revolving facility is subject to certain conditions, including outstanding balances of eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize this facility. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. In the first nine months of 2016, we issued $1.25 billion of our 2023 Secured Notes and $750 million of our 2022 Term Loan B notes, and received an aggregate of $538 million in equipment sale-leaseback financing transactions. In connection with our proposed acquisition of the remaining interest in Inotera, we plan to fund a portion of the acquisition with approximately $2.5 billion of debt sourced in Taiwan and up to $386 million from the issuance of the 2021 Convertible Notes. The date for the closing of the Inotera transaction is not determinable at this time.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•	adversely impact our credit rating, which could increase future borrowing costs;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;

•	restrict Micron's ability and that of its domestic restricted subsidiaries to create or incur certain liens and enter into sale-leaseback financing transactions;

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that cash expenditures in 2016 for property, plant, and equipment will be approximately $5.5 billion, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures for the first nine months of 2016 were $3.89 billion. As of June 2, 2016, we had cash and marketable investments of $5.65 billion. As of June 2, 2016, $798 million of cash and equivalents and short-term investments, including substantially all of the $598 million held by the MMJ Group, were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. In addition, cash held by IMFT of $100 million was generally not available to finance our other operations.

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

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business, results of operations, or financial conditions.

Our proposed acquisition of the remaining shares of Inotera involves numerous risks.

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.92 per share, assuming 32.6 New Taiwan dollars per U.S. dollar, the exchange rate as of June 2, 2016). As of June 2, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of June 2, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion. We anticipate financing the acquisition with a combination of the following:

•	80 billion New Taiwan dollar debt financing (equivalent to $2.5 billion, assuming 32.6 New Taiwan dollars per U.S. dollar) sourced in Taiwan at an expected interest rate of approximately 3%;

•	up to 31.5 billion New Taiwan dollars (equivalent to $964 million) from the issuance of the Micron Shares under the Private Placement;

•
up to 12.6 billion New Taiwan dollars (equivalent to $386 million) from the issuance of the 2021 Convertible Notes in lieu of a corresponding amount of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $193 million) pursuant to the Private Placement;

•	additional borrowings under our existing credit agreement; and

•	cash on hand.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). Consummation of the Inotera transaction is subject to significant uncertainties, including regulatory approvals and availability of debt financing on terms satisfactory to us, and there can be no assurance that the Inotera transaction will be consummated. There can be no assurance that the various conditions will be satisfied or that the Inotera transaction will ultimately be consummated. If the remaining closing conditions are not satisfied or waived, we will be unable to close the acquisition. The date for the closing of the Inotera transaction is not determinable at this time.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during 2015 and the first nine months of 2016;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

Our proposed acquisition of the remaining shares of Inotera is inherently risky, may not be successful, and may materially adversely affect our business, results of operations, or financial condition. (See "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Inotera.")

Our future success depends on our ability to develop and produce competitive new memory technologies.

Our key semiconductor memory technologies of DRAM and NAND Flash face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on the ability to shrink products in order to reduce costs, meet higher density requirements, and improve power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory industry. Our competitors are working to develop new memory technologies that may offer performance and/or cost advantages to our existing memory technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory technologies. There can be no assurance of the following:

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

We are developing new products, including system-level memory products, that complement our traditional memory products or leverage their underlying design or process technology. We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years. The process to develop DRAM, NAND Flash, and certain specialty memory products, requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance of the following:

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of June 2, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of June 2, 2016, the Inotera Shares had a carrying value for purposes of our financial reporting of $677 million and a market value of $1.07 billion.

Our joint ventures and strategic relationships involve numerous risks.

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our IMFT joint venture with Intel and our Inotera joint venture with Nanya. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, Malaysia, and China. Additionally, our control over operations at IMFT, Inotera, and Tera Probe is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could materially adversely affect our business, results of operations, or financial condition.

We may incur additional restructure charges in future periods.

In the fourth quarter of 2016, we initiated a restructure plan in response to the current business environment and the need to accelerate focus on our key priorities.  We plan to implement a cost savings program in which we expect to save approximately $80 million per quarter in 2017.  The savings are expected to result from a combination of a more focused set of projects and programs, the permanent closure of a number of open headcount requisitions, a workforce reduction in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we expect to incur charges of $70 million, substantially all in cash expenditures, the majority of which is expected to be incurred in the fourth quarter of 2016, with the remainder in the early part of 2017.

We may incur additional restructure charges or other losses associated with other initiatives in future periods. In connection with those initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products.

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

For the first nine months of 2016, we purchased $1.05 billion of DRAM products from Inotera and our supply from Inotera accounted for 30% of our aggregate DRAM gigabit production. In 2015 and the first quarter of 2016, the cost for Inotera products was higher than the cost for similar products manufactured in our wholly-owned facilities. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera have decreased significantly throughout 2015 and the first nine months of 2016 such that, beginning in the second quarter of 2016, the costs for Inotera products have more closely approximated the cost for similar products manufactured in our wholly-owned facilities. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected. Our Inotera supply agreement involves numerous risks including the following:

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

Across our global operations, certain transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $13 million for the first nine months of 2016, $27 million for 2015, and $28 million for 2014. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $1 million as of June 2, 2016. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected.

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

We are subject to a variety of laws and regulations that may result in additional costs and liabilities.

The manufacturing of our products requires the use of facilities, equipment, and materials that are subject to a broad array of laws and regulations in numerous jurisdictions in which we operate. Additionally, we are subject to a variety of other laws and regulations relative to the construction, maintenance, and operations of our facilities. Any of these laws or regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with these laws or regulations could adversely impact our reputation and our financial results. Additionally, we partner with other companies in our joint ventures, which are also subject to a broad array of laws and regulations. Our ownership in these joint ventures may also expose us to risks associated with their respective compliance with these laws and regulations. Our failure, or the failure of our joint ventures, to comply with these laws and regulations could result in:

•	suspension of production;

•	remediation costs;

•	alteration of our manufacturing processes;

•	regulatory penalties, fines, and legal liabilities; and

•	reputational challenges.

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

Sales to customers outside the United States approximated 86% of our consolidated net sales for the third quarter of 2016. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, and Japan. Our international sales and operations are subject to a variety of risks, including:

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

During the third quarter 2016, we received 369,085 shares of our common stock in lieu of cash from the settlement of the remaining portion of our 2032C Capped Calls.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 4, 2016	–	April 7, 2016	—	$—	—	$294,184,917
April 8, 2016	–	May 5, 2016	—	—	—	294,184,917
May 6, 2016	–	June 2, 2016	369,085	11.24	—	294,184,917
			369,085	11.24	—

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (2)
4.29
Indenture, dated as of April 26, 2016, by and among Micron Technology, Inc., the subsidiary guarantors from the time to time party thereto and U.S. Bank National Association, as trustee and collateral agent. (3)

4.30	Form of Note (included in Exhibit 4.1). (3)
10.60*	Amendment to Technology Transfer and License Option Agreement for 1X Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation.
10.61*	Amendment to Technology Transfer and License Option Agreement for 1Y Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation.
10.62	Security Agreement, dated as of April 26, 2016 made by Micron Technology, Inc. and certain subsidiaries in favor of U.S. Bank National Association, as collateral agent. (3)
10.63
Credit Agreement, dated as of April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto. (3)

10.64
Guarantee and Collateral Agreement, dated as of April 26, 2016, made by Micron Technology, Inc. and certain of its subsidiaries in favor of Morgan Stanley Senior Funding, Inc., as collateral agent. (3)

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
(3) Incorporated by reference to Current Report on Form 8-K dated April 26, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	July 6, 2016	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)