Form 10-Q/A
period 2016-03-03
MICRON TECHNOLOGY INC
filed 2016-09-08
CIK 723125

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

EXPLANATORY NOTE

In connection with the filing of our Quarterly Report on Form 10-Q for the period ended March 3, 2016 (the "March 2016 Form 10-Q"), we filed a number of agreements as exhibits to that report. Those exhibits included agreements with Nanya Technology Corporation regarding technology transfer and license option agreements for our 1X and 1Y process nodes filed as exhibits 10.56 and 10.57, respectively, to the March 2016 Form 10-Q (together, the "Exhibits.")

Consistent with the Securities and Exchange Commission ("SEC") regulations, we filed a Confidential Treatment Request with the SEC related to the Exhibits and redacted portions of the Exhibits.

This amendment to the March 2016 Form 10-Q is being filed for purposes of updating the exhibit list to indicate that confidential treatment has been requested for the Exhibits and refiling the Exhibits. The redactions to the Exhibits have been revised in response to a comment letter we received from the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of "Part II. – Other Information – Item 6. Exhibits" which has been amended to reflect the fact that confidential treatment has been requested for the Exhibits and refiling of the Exhibits.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
2.6	2016 Share Swap Agreement, dated February 3, 2016 by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd. and Inotera Memories, Inc. (1)
3.1	Restated Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant, Amended and Restated (3)
10.56*	2016 Technology Transfer and License Option Agreement for 1X Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation. (4)
10.57*	2016 Technology Transfer and License Option Agreement for 1Y Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation. (4)
10.58	Form of Voting and Support Agreement by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd., and Nanya Technology Corporation and certain of its affiliates. (1)
10.59	2016 First Amendment to the Second Amended and Restated Operating Agreement dated January 5, 2016 by and among Micron Technology, Inc. and Intel Corporation. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (1)
31.3	Rule 13a-14(a) Certification of Chief Executive Officer (4)
31.4	Rule 13a-14(a) Certification of Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (1)
32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (4)
32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (4)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
________________
(1) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 3, 2016
(2) Incorporated by reference to Current Report on Form 8-K dated January 26, 2015
(3) Incorporated by reference to Current Report on Form 8-K dated February 1, 2016
(4) Filed or furnished herewith, as applicable

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	September 8, 2016	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)