Form 10-K
period 2016-09-01
MICRON TECHNOLOGY INC
filed 2016-10-28
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-10658
Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8000 S. Federal Way, Boise, Idaho	83716-9632
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(208) 368-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	NASDAQ Global Select Market
Common Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 3, 2016, as reported by the NASDAQ Global Select Market, was approximately $9.3 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock as of October 21, 2016, was 1,041,537,057.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Fiscal 2016 Annual Meeting of Shareholders to be held on January 18, 2017, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Definitions of Commonly Used Terms
As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2014 Notes	1.875% Convertible Notes due 2014	Intel	Intel Corporation
2022 Notes	5.875% Senior Notes due 2022	Japan Court	Tokyo District Court
2022 Term Loan B	Senior Secured Term Loan B due 2022	LPDRAM	Mobile Low-Power DRAM
2023 Notes	5.250% Senior Notes due 2023	MAI	Micron Akita, Inc.
2023 Secured Notes	7.500% Senior Secured Notes due 2023	MCP	Multi-Chip Package
2024 Notes	5.250% Senior Notes due 2024	Micron	Micron Technology, Inc. (Parent Company)
2025 Notes	5.500% Senior Notes due 2025	MSTW	Micron Semiconductor Taiwan Co. Ltd.
2026 Notes	5.625% Senior Notes due 2026	MLC	Multi-Level Cell
2027 Notes	1.875% Convertible Notes due 2027	MMJ	Micron Memory Japan, Inc.
2031 Notes	2031A and 2031B Notes	MMJ Companies	MAI and MMJ
2031A Notes	1.500% Convertible Senior Notes due 2031	MMJ Group	MMJ and its subsidiaries
2031B Notes	1.875% Convertible Senior Notes due 2031	MMT	Micron Memory Taiwan Co., Ltd.
2032 Notes	2032C and 2032D Notes	MP Mask	MP Mask Technology Center, LLC
2032C Notes	2.375% Convertible Senior Notes due 2032	Photronics	Photronics, Inc.
2032D Notes	3.125% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2033 Notes	2033E and 2033F Notes	R&D	Research and Development
2033E Notes	1.625% Convertible Senior Notes due 2033	RLDRAM	Reduced Latency DRAM
2033F Notes	2.125% Convertible Senior Notes due 2033	SG&A	Selling, General, and Administration
2043G Notes	3.00% Convertible Senior Notes due 2043	SLC	Single-Level Cell
Aptina	Aptina Imaging Corporation	SSD	Solid-State Drive
Elpida	Elpida Memory, Inc.	TAIBOR	Taipei Interbank Offered Rate
Gb	Gigabit	Tera Probe	Tera Probe, Inc.
HMC	Hybrid Memory Cube	TLC	Triple-Level Cell
IMFT	IM Flash Technologies, LLC	VIE	Variable Interest Entity
Inotera	Inotera Memories, Inc.

PART I

ITEM 1. BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made regarding the acquisition of the remaining shares of Inotera, increased sales of DDR4 products, growth in demand for NAND Flash products and SSDs, production of 3D NAND Flash and 3D XPoint™ memory, and the transition to smaller line-widths and other process technologies. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." All period references are to our fiscal periods unless otherwise indicated.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. We market our products through our internal sales force, independent sales representatives, and distributors primarily to original equipment manufacturers and retailers located around the world. We face intense competition in the semiconductor memory market and in order to remain competitive we must continuously develop and implement new technologies and decrease manufacturing costs. Our success is largely dependent on market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies, and generating a return on R&D investments.

We obtain products for sale to our customers from our wholly-owned manufacturing facilities and our joint ventures. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements.

We make significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and joint ventures. We generally reduce the manufacturing cost of each generation of product through advancements in product and process technologies, such as our leading-edge line-width process technology. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. To leverage our significant investments in R&D, we have formed, and may continue to form, strategic joint ventures that allow us to share the costs of developing memory product and process technologies with joint venture partners. In addition, from time to time, we also sell and/or license technology to other parties. We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

Proposed Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.95 per share, assuming 31.7 New Taiwan dollars per U.S. dollar, the exchange rate as of September 1, 2016). As of September 1, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of September 1, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). Under the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of the agreement to purchase the Inotera shares. On October 11, 2016, the Inotera board set the date for the closing of the transaction to be December 6, 2016. There can be no assurance that the Inotera transaction will be consummated, which is subject to certain termination rights and various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan, which have been received;

•	the consummation and funding of the Term Loan Facility (described below); and

•	unless we determine otherwise, the consummation and funding of the Private Placement (described below).

Acquisition Financing: On October 11, 2016, we and Inotera, as co-borrowers, entered into a single-draw term loan facility (the "Term Loan Facility"), from which proceeds will be used to pay a portion of the acquisition consideration and any related transaction costs and to provide working capital for Inotera. In the second and third quarters of 2016, we entered into agreements with Nanya pursuant to which we have the option to issue a combination of shares of our common stock (the "Micron Shares") and 2.00% convertible senior notes due 2021 (the "2021 Convertible Notes") to Nanya, which is subject to regulatory approvals and various other conditions.

Term Loan Facility: The Term Loan Facility can be made in a single draw on or prior to July 10, 2017, subject to the satisfaction of customary conditions, up to a maximum aggregate borrowing amount of 80 billion New Taiwan dollars in cash (equivalent to $2.5 billion). The loan will bear interest at a variable rate equal to the three-month or six-month TAIBOR, at our or Inotera's option, plus a margin of 2.05% per annum, payable monthly in arrears. The loan will mature five years from the date it is made and principal is payable in six equal semi-annual installments, commencing thirty months after such loan is made.

The Term Loan Facility will be collateralized by certain assets including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary and the approximately 80% of the stock of Inotera held by MSTW following the consummation of the acquisition. Micron will guarantee all of Inotera's and MSTW's obligations under the Term Loan Facility.

The Term Loan Facility contains affirmative and negative covenants which are customary for financings of this type, including covenants that limit or restrict the ability to create liens in or dispose of collateral securing obligations under the Term Loan Facility, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's distribution of cash dividends (subject to satisfaction of certain financial conditions). The Term Loan Facility also contains financial covenants as follows, which are tested semi-annually:

•	MSTW must maintain a consolidated ratio of total debt to EBITDA not higher than 5.50x in 2017 and 2018; and not higher than 4.50x through 2019 to 2021.

•
MSTW must maintain consolidated tangible net worth of not less than 4 billion New Taiwan dollars (equivalent to $126 million) in 2017 and 2018; not less than 6.5 billion New Taiwan dollars (equivalent to $205 million) in 2019 and 2020; and not less than 12 billion New Taiwan dollars (equivalent to $378 million) in 2021.

•	On a consolidated basis, we must maintain a ratio of total debt to EBITDA not higher than 3.50x in 2017; not higher than 3.00x in 2018 and 2019; and not higher than 2.50x in 2020 and 2021.

•	On a consolidated basis, we must maintain tangible net worth not less than $9 billion in 2017; not less than $12.5 billion in 2018 and 2019; and not less than $16.5 billion in 2020 and 2021.

If one or more of the required financial ratios is not maintained at the time the ratios are tested, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. In addition, if MSTW fails to maintain a required financial ratio for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owed under the Term Loan Agreement being accelerated to be immediately due and payable. Our failure to maintain a required consolidated financial ratio will only result in an increase to the applicable interest rate and will not constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains customary events of default.

Micron Shares: We have the option to issue Micron Shares in an amount up to 31.5 billion New Taiwan dollars (equivalent to $991 million) (the "Private Placement"), which would be used to fund a portion of the acquisition consideration. The per-share selling price for the Micron Shares would be equal to the greater of the New Taiwan dollar equivalent of (i) the average of the closing sale price of our common stock during the 30 consecutive trading day period ending on and including the 30th calendar day prior to the consummation of the Inotera acquisition or (ii) $10.00.

2021 Convertible Notes: We have the option to issue 12.6 billion New Taiwan dollars (equivalent to $396 million) in 2021 Convertible Notes in lieu of a corresponding value of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $198 million) pursuant to the Private Placement.

Technology Transfer and License Agreements with Nanya: In the second quarter of 2016, we entered into technology transfer and license agreements pursuant to which Nanya has the option to require us to transfer to Nanya certain technology and deliverables related to the next DRAM process node generation (the "1X Process Node") after our 20nm process node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products utilizing the technology, subject to an agreed cap, and we would also receive an equity interest in Nanya upon the achievement of certain milestones. Nanya's option becomes exercisable upon the closing of the Inotera acquisition transaction.

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

Products

DRAM

DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval with a variety of performance, pricing, and other characteristics. Sales of DRAM products were 58%, 64%, and 68% of our total net sales in 2016, 2015, and 2014, respectively.

DDR3 and DDR4 DRAM are standardized, high-density, high-volume, DRAM products, which offer high speed and high bandwidth at a relatively low cost. DDR3 and DDR4 products are primarily targeted at computers, servers, networking devices, communications equipment, consumer electronics, automotive, and industrial applications. In 2016, we offered DDR3 and DDR4 products in 1Gb to 8Gb densities. Sales of DDR4 products increased significantly in 2016 and we expect further increases in 2017 as they replace DDR3 DRAM products in many applications. Sales of DDR3 and DDR4 DRAM products were 31%, 38%, and 40% of our total net sales in 2016, 2015, and 2014, respectively.

LPDRAM products offer lower power consumption relative to other DRAM products and are used primarily in smartphones, tablets, automotive applications, laptop computers, and other mobile consumer devices that require low power consumption. We offer DDR4, DDR3, DDR2, and DDR versions of LPDRAM. Sales of LPDRAM products were 18%, 18%, and 20% of our total net sales in 2016, 2015, and 2014, respectively.

We also offer other DRAM products targeted to specialty markets including DDR2 DRAM, DDR DRAM, GDDR5 and GDDR5X DRAM, SDRAM, and RLDRAM. These products are used primarily in networking devices, servers, consumer electronics, communications equipment, computer peripherals, automotive and industrial applications, and computer memory upgrades. We offer HMC products, which are semiconductor memory devices where vertical stacks of DRAM die that are connected using through-silicon-via interconnects are placed above a small, high-speed logic layer. HMC enables ultra-high system performance and is targeted primarily at networking and high performance computing applications.

Non-Volatile Memory

Non-Volatile Memory includes NAND Flash and 3D XPoint™ memory. Through 2016, substantially all of our Non-Volatile Memory sales were from NAND Flash products. NAND Flash products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off. NAND Flash sales were 37%, 33%, and 27% of our total net sales in 2016, 2015, and 2014, respectively. NAND Flash is ideal for mass-storage devices due to its fast erase and write times, high density, and low cost per bit relative to other solid-state memories. Embedded NAND Flash-based storage devices are utilized in smartphones, SSDs, tablets, computers, automotive and industrial applications, networking, and other consumer applications. Removable storage devices, such as USB and Flash memory cards, are used with applications such as PCs, digital still cameras, and smartphones. The market for NAND Flash products has grown rapidly and we expect it to continue to grow due to increased demand for these and other embedded and removable storage devices.

Our NAND Flash products feature a small cell structure that enables higher densities for demanding applications. We offer high-speed SLC, MLC, and TLC planar NAND Flash products that are compatible with advanced interfaces in 1Gb to 128Gb densities. MLC and TLC products have two and three times, respectively, the bit density of SLC products. In 2016, we began selling commercial volumes of new products featuring our new 3D NAND Flash technology, which stacks layers of data storage cells vertically to create storage devices with three times higher capacity than competing planar NAND Flash technologies. This enables more storage in a smaller space, bringing significant cost savings, low power usage and high performance to a range of mobile consumer devices as well as the most demanding enterprise deployments. We are currently in production of MLC and TLC versions of 3D NAND Flash and we expect 3D NAND to be the majority of our NAND Flash output beginning in the first quarter of 2017. Our current 3D NAND Flash products feature 32 layers and we expect to offer next generation 3D NAND Flash products with 64 layers in 2017.

We offer client and enterprise SSDs which feature higher performance, reduced-power consumption, and enhanced reliability as compared to typical hard disk drives. Our client SSDs are targeted at notebooks, desktops, workstations, and other consumer applications. Increasingly our SSDs are being utilized in large scale cloud environments. Using our 3D NAND Flash process technology, our SSDs deliver read and write speeds that help improve boot and application load times and deliver higher performance than hard disk drives. Our client SSDs, including our newest line of 3D NAND SSDs, deliver world-class data storage, endurance, power efficiency, reliability, and performance for corporate users and are offered in a 2.5-inch, M.2, SATA, and PCIe NVMe solutions, with densities up to 2 terabytes. Our enterprise SSDs are targeted at server and storage applications and incorporate our Extended Performance and Enhanced Reliability Technology ("XPERT") architecture, which closely incorporates the storage and controller through highly optimized firmware algorithms and hardware enhancements. The end result is a set of market-focused enterprise features that deliver ultra-low latencies, improved data transfer time, power-loss protection, and cost-effectiveness, along with higher capacities and power efficiency. We offer enterprise SSDs with PCIe NVMe, SAS, and SATA interfaces and capacities up to 3.2 terabytes. We expect that demand for both client and enterprise SSDs will continue to increase significantly over the next several years.

We also offer MCP products, which incorporate our NAND Flash. We offer MCP products that combine NAND Flash with LPDRAM to enable small form-factor solutions that combine storage and execution memory. We also offer managed NAND Flash MCP products including e-MMC, e-MCP, and embedded USB. Our e-MMC products combine NAND Flash with a logic controller that performs media management and Error Code Correction ("ECC"), which provides reduced ECC complexity, better system performance, improved reliability, easy integration, and lower overall system costs. Our e-MCP products combine e-MMC with LPDRAM on the same substrate, which improves overall functionality and performance while simplifying system design. MCP products are used in smartphone, automotive, industrial, and other consumer applications.

Through our Lexar® brand, we sell high-performance digital media products and other flash-based storage products through retail and original equipment manufacturer channels. Our digital media products include a variety of flash memory cards and JumpDrive® products with a range of speeds, capacities, and value-added features. We offer flash memory cards in a variety of speeds and capacities and in all major media formats, including CompactFlash®, Memory Stick®, and Secure Digital ("SD") formats. CompactFlash and Memory Stick products sold by us incorporate our patented controller technology. Other products, including SD memory cards and some JumpDrive products, incorporate third-party controllers. We also manufacture products that are sold under other brand names and resell flash memory products that are purchased from other NAND Flash suppliers.

In 2015, we introduced 3D XPoint technology, a new category of non-volatile memory. 3D XPoint memory's innovative, transistor-less, cross point architecture creates a three-dimensional checkerboard where memory cells sit at the intersection of word lines and bit lines, allowing the cells to be addressed individually. As a result, data can be written and read in small sizes, leading to fast and efficient read/write processes. We began production of 3D XPoint memory products in 2016 and expect to significantly increase production in 2017.

Other

Other products included primarily NOR Flash, which are electrically re-writeable, semiconductor memory devices that offer fast read times and are used in automotive, industrial, connected home, and consumer applications.

Partnering Arrangements

The following is a summary of our partnering arrangements as of September 1, 2016:

Entity		Member or Partner	Ownership Interest	Formed/ Acquired	Product Market
Consolidated entities
IMFT	(1)	Intel Corporation	51%	2006	Non-Volatile

Equity method investments
Inotera	(2)	Nanya Technology Corporation	33%	2009	DRAM
Tera Probe	(3)	Various	40%	2013	Wafer Probe

(1)
IMFT: We partner with Intel for the design, development, and manufacture of NAND Flash and 3D XPoint memory products.  In connection therewith, we formed the IMFT joint venture with Intel to manufacture NAND Flash and 3D XPoint memory products exclusively for the use of the members.  The members share the output of IMFT generally in proportion to their investment.  We sell a portion of our products to Intel through IMFT at long-term negotiated prices approximating cost.  We generally share with Intel the costs of product design and process development activities for NAND Flash memory and 3D XPoint memory.  The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Commencing in January 2016, Intel can put to us, and commencing in January 2019, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at that time. If Intel elects to exercise its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

(2)
Inotera: We partner with Nanya for the manufacture of DRAM products by Inotera, a Taiwan DRAM memory company.  Effective beginning on January 1, 2016, the price for DRAM products purchased by us is based on a formula that equally shares margin between Inotera and us and has an initial three-year term, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period. In 2016, we entered into agreements to acquire the remaining interest in Inotera. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera" and "Proposed Acquisition of Inotera.")

(3)	Tera Probe: We have an approximate 40% ownership interest in Tera Probe, an entity that provides semiconductor wafer testing and probe services to us and others.

Manufacturing

Our manufacturing facilities are located in the United States, China, Japan, Malaysia, Singapore, and Taiwan. Inotera has a wafer fabrication facility in Taiwan. Nearly all of our products are manufactured on 300mm wafers in facilities that generally operate 24 hours per day, 7 days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. A significant portion of our semiconductor equipment is generally replaced every five to seven years with increasingly advanced equipment. DRAM, NAND Flash, 3D XPoint memory, and NOR Flash products share a number of common manufacturing processes, enabling us to leverage our product and process technologies and manufacturing infrastructure across these product lines. In 2015, we began construction of a significant expansion of our wafer fabrication facilities in Singapore for production of NAND Flash memory and we began utilizing a portion of the facility for production in the second half of 2016.

Our process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, number of mask layers, number of fabrication steps, and number of good die produced on each wafer. Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type, and cleanliness of the manufacturing environment. We continuously enhance our production processes, reducing die sizes, and transitioning to higher density products. In the second half of 2016, the majority of our DRAM production was manufactured on our 20nm line-width process technologies. We expect to ramp volume production of 1Xnm process node DRAM in 2017. Beginning in the first quarter of 2017, we expect a majority of our NAND Flash production to be manufactured using our first generation 3D NAND technology. In 2017, we expect to ramp our second generation 64-layer 3D NAND technology and we expect triple-level-cell to become the majority of our 3D NAND output.

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

We test our products at various stages in the manufacturing process, perform high temperature burn-in on finished products, and conduct numerous quality control inspections throughout the entire production flow. In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of semiconductor memory die during the burn-in process, capturing quality and reliability data, and reducing testing time and cost. We use subcontractors to perform certain testing services.

We sell semiconductor products in both packaged and unpackaged (i.e. "bare die") forms. Our packaged products include memory modules, SSDs, MCPs, managed NAND, memory cards, USB devices, and HMCs. We assemble many products in-house and, in some cases, outsource assembly services where we can reduce costs and minimize our capital investment. We subcontract assembly services for the production of certain memory modules, SSDs, MCPs, memory cards, and USB devices.

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

Availability of Raw Materials and Use of Service Providers

Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. In some cases, materials are provided by a single supplier. Various factors could reduce the availability and increase the cost of raw materials such as silicon wafers, photomasks, chemicals, gases, photoresist, lead frames, and molding compound. Shortages may occur from time to time in the future. We and our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is disrupted or our lead times extended, our business, results of operations, or financial condition could be materially adversely affected.

Our manufacturing processes are also dependent on our relationships with outsourced semiconductor assembly and test providers, contract manufacturers, logistic carriers, and other service providers.  We have made significant investments in supply chain risk monitoring and management to mitigate our risks associated with raw materials and service providers.

Marketing and Customers

Market concentrations from 2016 net sales were approximately as follows: 20% for compute and graphics (including desktop PCs, notebooks, and workstations); 20% for mobile; 20% for SSD and other storage; 15% for automotive, industrial, medical, and other embedded; and 10% for server. Sales to Intel, including Non-Volatile Memory through IMFT, were 14% of our net sales in 2016, 8% of our net sales in 2015, and 8% of our net sales in 2014. Sales to Kingston, primarily DRAM, were 7% of our net sales in 2016, 11% of our net sales in 2015, and 10% of our net sales in 2014.

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

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects, or are otherwise incompatible with end uses.  In accordance with industry practice, we generally provide a limited warranty that our products are in compliance with our specifications existing at the time of delivery.  Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our standard terms and conditions.

Competition

We face intense competition in the semiconductor memory market from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs resulting in significant increases in the worldwide supply of semiconductor memory and downward pressure on prices. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We and some of our competitors have plans to or are constructing or ramping production at new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition. Many of our high-volume memory products are manufactured to industry standard specifications and as such have similar performance characteristics to those of our competitors. For these high-volume memory products, the principal competitive factors are generally price and performance characteristics including: operating speed, power consumption, reliability, compatibility, size, and form factors. For our other memory products, the aforementioned performance characteristics generally take precedence over pricing.

Research and Development

Our process technology R&D efforts are focused primarily on development of process technologies that enable successively smaller line-widths, additional 3D memory layers, and additional bits per cell (i.e., cell levels).  We are also focused on developing new fundamentally different memory structures, materials, and packages, which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR4 and DDR5 DRAM and LPDRAM products as well as high density and mobile 3D NAND Flash memory (including TLC and QLC technologies), 3D XPoint memory, SSDs (including firmware and controllers), Managed NAND, specialty memory, NOR Flash memory, and other memory technologies and systems.

Our R&D expenses were $1.62 billion, $1.54 billion, and $1.37 billion in 2016, 2015, and 2014, respectively. We generally share with Intel the costs of product design and process development activities for NAND Flash memory and 3D XPoint memory. Our R&D expenses reflect net reductions of $208 million, $231 million, and $162 million in 2016, 2015, and 2014, respectively, as a result of reimbursements under our cost-sharing arrangements with Intel and others.

To compete in the semiconductor memory industry, we must continue to develop technologically advanced products and processes. We believe that expansion of our semiconductor product offerings is necessary to meet expected market demand for specific memory solutions. Our process, design, and package development efforts occur at multiple locations across the world, with our largest R&D center located in Boise, Idaho, and other significant R&D centers in Japan, China, Italy, Singapore and other sites in the U.S. In 2016, we commenced construction on an expansion of our R&D facility in Boise.

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

Geographic Information

Sales to customers outside the United States totaled $10.47 billion for 2016 and included sales of $5.30 billion in China, $1.52 billion in Taiwan, $937 million in Europe, $831 million in Japan, and $1.61 billion in the rest of the Asia Pacific region (excluding China, Taiwan, and Japan).  Sales to customers outside the United States totaled $13.63 billion for 2015 and $13.81 billion for 2014.  As of September 1, 2016, we had net property, plant, and equipment of $5.44 billion in Singapore, $3.89 billion in the United States, $2.69 billion in Japan, $2.08 billion in Taiwan, $491 million in China, and $97 million in other countries.  (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information" and "Item 1A. Risk Factors.")

Patents and Licenses

In recent years, we have been recognized as a leader in per capita and quality of patents issued.  As of September 1, 2016, we owned approximately 16,100 U.S. patents and 4,300 foreign patents.  In addition, we have thousands of U.S. and foreign patent applications pending.  Our patents have various terms expiring through 2036.

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

Employees

As of September 1, 2016, we had approximately 31,400 employees.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions, and solid wastes from our manufacturing processes.  In 2016, our wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, we must meet annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping, and management review.  While we have not experienced any material adverse effects to our operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of our operations, or other compliance actions.

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

As of September 1, 2016, the following executive officers and directors were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
April S. Arnzen	45	Vice President, Human Resources
Scott J. DeBoer	50	Vice President, Technology Development
D. Mark Durcan	55	Director and Chief Executive Officer
Ernest E. Maddock	58	Chief Financial Officer and Vice President, Finance
Joel L. Poppen	52	Vice President, Legal Affairs, General Counsel, and Corporate Secretary
Brian M. Shirley	47	Vice President, Memory Solutions
Steven L. Thorsen, Jr.	51	Vice President, Worldwide Sales
Robert L. Bailey	59	Director
Richard M. Beyer	67	Director
Patrick J. Byrne	55	Director
Mercedes Johnson	62	Director
Lawrence N. Mondry	56	Director
Robert E. Switz	69	Chairman

April S. Arnzen joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was appointed our Vice President, Human Resources in January 2015. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho.

Scott J. DeBoer joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer became an officer in May 2007 and, in January 2013, he was appointed our Vice President, Technology Development. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

D. Mark Durcan joined us in June 1984 and has served in various positions since that time.  Mr. Durcan was appointed our Chief Operating Officer in February 2006, President in June 2007, and Director and Chief Executive Officer in February 2012. Mr. Durcan has been an officer since 1996.  Within the past five years, Mr. Durcan served on the Board of Directors of Freescale Semiconductor, Inc. and MWI Veterinary Supply, Inc. Mr. Durcan is currently a member of the Board of Directors of AmerisourceBergen Corporation. Mr. Durcan holds a BS and MChE in Chemical Engineering from Rice University.

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

Joel L. Poppen joined us in October 1995 and has held various leadership positions since that time.  He was appointed Vice President, Legal Affairs, General Counsel and Corporate Secretary in December 2013. Mr. Poppen holds a BS in Electrical Engineering from the University of Illinois and a JD from the Duke University School of Law.

Brian M. Shirley joined us in August 1992 and has served in various leadership positions since that time.  Mr. Shirley became Vice President of Memory in February 2006, Vice President of DRAM Solutions in June 2010 and has served as Vice President, Memory Solutions since April 2014.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Steven L. Thorsen, Jr. joined us in September 1988 and has served in various leadership positions since that time including Vice President and Chief Procurement Officer. Mr. Thorsen became Vice President, Worldwide Sales in April 2012. Mr. Thorsen holds a BA in Business Administration from Washington State University.

Robert L. Bailey was the Chairman of the Board of Directors of PMC-Sierra, Inc. from 2005 until May 2011 and also served as PMC's Chairman from February 2000 until February 2003.  Mr. Bailey served as a director of PMC from October 1996 to May 2011.  He also served as the Chief Executive Officer of PMC from July 1997 until May 2008.  PMC is a leading provider of broadband communication and semiconductor storage solutions for the next-generation Internet.  Within the past five years, Mr. Bailey served on the Board of Entropic Communications. Mr. Bailey holds a BS in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.  Mr. Bailey has served on our Board of Directors since 2007.

Richard M. Beyer was Chairman and CEO of Freescale Semiconductor, Inc. from 2008 through June 2012 and served as a director with Freescale until April 2013. Prior to Freescale, Mr. Beyer was President, Chief Executive Officer and a Director of Intersil Corporation from 2002 to 2008. He has also previously served in executive management roles at FVC.com, VLSI Technology, and National Semiconductor Corporation. Within the past five years, Mr. Beyer served on the Board of Directors of Freescale Semiconductor, Inc. He currently serves on the Board of Directors of Dialog Semiconductor and Analog Devices, Inc. Mr. Beyer served three years as an officer in the United States Marine Corps. He holds a BA and an MA in Russian from Georgetown University and an MBA in Marketing and International Business from Columbia University Graduate School of Business. Mr. Beyer has served on our Board of Directors since 2013.

Patrick J. Byrne has served as Senior Vice President of Fortive Corporation since July 2016 when Danaher Corporation completed the separation of its Test & Measurement and Industrial Technologies segments. Mr. Byrne was President of Tektronix, a subsidiary of Danaher Corporation, from July 2014 to July 2016. Previously, he was Vice President of Strategy and Business Development and Chief Technical Officer of Danaher from November 2012 to July 2014. Danaher designs, manufactures, and markets innovative products and services to professional, medical, industrial, and commercial customers. Prior to that, Mr. Byrne served as Director, President and Chief Executive Officer of Intermec, Inc. from 2007 to May 2012. Within the past five years, Mr. Byrne served on the Board of Directors of Flow International and Intermec, Inc. Mr. Byrne holds a BS in Electrical Engineering from the University of California, Berkeley, and an MS in Electrical Engineering from Stanford University.  Mr. Byrne has served on our Board of Directors since 2011.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a supplier of analog interface components for communications, industrial and consumer applications, from December 2005 to August 2008.  She also served as the Senior Vice President, Finance, of Lam Research Corporation from June 2004 to January 2005 and as Lam's Chief Financial Officer from May 1997 to May 2004.  Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation, Juniper Networks, Inc., and Teradyne, Inc.  Ms. Johnson is the Chairman of the Board's Audit Committee and Finance Committee and has served on our Board of Directors since 2005.

Lawrence N. Mondry has served as the President and Chief Executive Officer of Stream Gas & Electric, Ltd. a provider of energy, mobile, and protective services, since February 2016. Mr Mondry was the Chief Executive Officer of Apollo Brands, a consumer products portfolio company, from February 2014 to February 2015. Mr. Mondry was the Chief Executive Officer of Flexi Compras Corporation, a rent-to-own retailer, from June 2013 to February 2014. Mr. Mondry was the President and Chief Executive Officer of CSK Auto Corporation, a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry holds a BA degree from Boston University.  Mr. Mondry is the Chairman of the Board's Compensation Committee and Governance Committee and has served on our Board of Directors since 2005.

Robert E. Switz was the Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., a supplier of network infrastructure products and services from August 2003 until December 2010, when Tyco Electronics Ltd. acquired ADC.  Mr. Switz joined ADC in 1994 and throughout his career there held numerous leadership positions.  Within the past five years, Mr. Switz served on the Board of Directors of GT Advanced Technologies Inc., Broadcom Corporation, Cyan, Inc., Pulse Electronics Corporation, and Leap Wireless International, Inc. Mr. Switz currently serves on the Board of Directors for Marvell Technology Group Ltd. and Gigamon, Inc.  Mr. Switz holds an MBA from the University of Bridgeport and a BS in Business Administration from Quinnipiac University.  Mr. Switz was appointed Chairman of the Board in 2012 and has served on our Board of Directors since 2006.

There are no family relationships between any of our directors or executive officers.

Available Information

Micron, a Delaware corporation, was incorporated in 1978.  Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000.  Information about us is available at our website, www.micron.com.  Also available on our website are our:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter, Finance Committee Charter, and Code of Business Conduct and Ethics.  Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.   Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

We use our investor relations website, http://investors.micron.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Materials filed or furnished by us with the SEC are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling (800) SEC-0330. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

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

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from past results and those contained in any forward-looking statements made by us.  The order of these factors is not necessarily indicative of the level of risk that each poses to us.  Our operations could also be affected by other factors that are presently unknown to us or not considered significant.  The factors below could materially adversely affect our business, financial condition, results of operations, and stock price.

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

	DRAM	Trade Non-Volatile

	(percentage change in average selling prices)
2016 from 2015	(35)%	(20)%
2015 from 2014	(11)%	(17)%
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%

We may be unable to maintain or improve gross margins.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, technological barriers, and changes in process technologies or products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs resulting in significant increases in the worldwide supply of semiconductor memory and downward pressure on prices. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We and some of our competitors have plans to or are constructing or ramping production at new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology their products could have cost or performance advantages.

Debt obligations could adversely affect our financial condition.

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of September 1, 2016, we had debt with a carrying value of $9.91 billion. In 2016, 2015, and 2014 we paid $94 million, $1.43 billion, $2.30 billion, respectively, to repurchase and settle conversion obligations for convertible notes with principal amounts of and $57 million, $489 million, and $1.09 billion, respectively. As of September 1, 2016, we had a revolving credit facility available for up to $488 million of additional financing. The availability of this revolving facility is subject to certain conditions, including outstanding balances of eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize this facility. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. In 2016, we issued $1.25 billion of our 2023 Secured Notes and $750 million of our 2022 Term Loan B, and received an aggregate of $765 million in equipment sale-leaseback financing transactions. In connection with our proposed acquisition of the remaining interest in Inotera, we plan to fund a portion of the acquisition with a loan of up to 80 billion New Taiwan Dollars (equivalent to $2.5 billion) under the Term Loan Facility and, at our option, 12.6 billion New Taiwan dollars (equivalent to $396 million) of 2021 Convertible Notes. The date for the closing of the Inotera transaction has been set by the Inotera board for December 6, 2016.  Consummation of the Inotera transaction remains subject to certain closing conditions and there can be no assurance that the Inotera transaction will be consummated.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•
require us and our MSTW subsidiary to comply with financial covenants, which, if MSTW fails to maintain could result in all obligations owing under the Term Loan Agreement being accelerated to be immediately due and payable and if we or MSTW fail to maintain, could result in an increase to the applicable interest rate;

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures, offset by amounts funded by our partners, were $5.40 billion for 2016. As of September 1, 2016, we had cash and marketable investments of $4.81 billion. As of September 1, 2016, $919 million of cash and equivalents and short-term investments, including substantially all of the $896 million held by the MMJ Group, were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. In addition, cash held by IMFT of $98 million was generally not available to finance our other operations.

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

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.95 per share). As of September 1, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of September 1, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion. We anticipate financing the acquisition with a combination of the following:

•
80 billion New Taiwan dollar (equivalent to $2.5 billion) five-year term loan facility at a variable rate equal to the three-month or six-month TAIBOR, at our or Inotera's option, plus a margin of 2.05% per annum under the Term Loan Facility;

•	up to 31.5 billion New Taiwan dollars (equivalent to $991 million) from the issuance of the Micron Shares under the Private Placement;

•
12.6 billion New Taiwan dollars (equivalent to $396 million) from the issuance of the 2021 Convertible Notes in lieu of a corresponding amount of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $198 million) pursuant to the Private Placement;

•	additional borrowings under our existing credit agreement; and

•	cash on hand.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). On October 11, 2016, the Inotera board set the date for the closing of the transaction to be December 6, 2016. Consummation of the Inotera transaction is subject to significant uncertainties, certain termination rights, and various conditions, including regulatory approvals and the consummation of debt financing. There can be no assurance that the various conditions will be satisfied or that the Inotera transaction will ultimately be consummated. If the remaining closing conditions are not satisfied or waived, we will be unable to close the acquisition.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during 2015 and 2016;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

Our proposed acquisition of the remaining shares of Inotera is inherently risky, may not be successful, and may materially adversely affect our business, results of operations, or financial condition. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Proposed Acquisition of Inotera.")

Our future success depends on our ability to develop and produce competitive new memory technologies.

Our key semiconductor memory technologies of DRAM and NAND Flash face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on the ability to shrink products in order to reduce costs, meet higher density requirements, and improve power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory industry. Our competitors are working to develop new memory technologies that may offer performance and cost advantages to our existing memory technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory technologies. There can be no assurance of the following:

•	that we will be successful in developing competitive new semiconductor memory technologies;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these technologies; and

•	that margins generated from sales of these products will allow us to recover costs of development efforts.

In 2015, we announced the development of new 3D XPoint technology, which is an entirely new class of non-volatile memory. There is no assurance that our efforts to develop and market this new product technology will be successful. If our efforts to develop new semiconductor memory technologies are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

New product development may be unsuccessful.

We are developing new products, including system-level memory products, which complement our traditional memory products or leverage their underlying design or process technology. We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years. The process to develop DRAM, NAND Flash, and certain specialty memory products, requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance of the following:

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time we experience problems with nonconforming, defective or incompatible products after we have shipped such products. In recent periods we have further diversified and expanded our product offerings which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. As a result of these problems we could be adversely affected in several ways, including the following:

•	we may be required to compensate customers for costs incurred or damages caused by defective or incompatible product and to replace products;

•	we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could materially adversely affect our business, results of operations, or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A determination that our products or manufacturing processes infringe the intellectual property rights of others, or entering a license agreement covering such intellectual property, could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies.")

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 55% of our total shares in Inotera as of September 1, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of September 1, 2016, the Inotera Shares had a carrying value for purposes of our financial reporting of $674 million and a market value of $996 million.

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

•	our joint venture partners' products may compete with our products;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may recognize losses from our equity method investments;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	due to differing business models or long-term business goals, we and our partners may not participate to the same extent on funding capital investments in our joint ventures;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties or delays in collecting amounts due to us from our joint ventures and partners;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal, or regulatory requirements may necessitate changes in the agreements with our partners.

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

In the fourth quarter of 2016, we initiated a restructure plan in response to the current business environment and the need to accelerate focus on our key priorities in which we expect to save, as compared to our previously planned spending levels, approximately $80 million per quarter in 2017.  The savings are expected to result from a combination of a more focused set of projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we expect to incur charges of $80 million, substantially all in cash expenditures, of which $58 million was incurred in 2016, with the remainder in the early part of 2017.

We may not realize the expected quarterly cost savings. We may also incur additional restructure charges or other losses associated with other initiatives in future periods. In connection with those initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products.

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

During the pendency of the Japan Proceedings, the MMJ Companies are obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the MMJ Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the MMJ Companies. Accordingly, during the pendency of the Japan Proceedings, our ability to effectively operate the MMJ Companies as part of our global operations or to cause the MMJ Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the MMJ Companies.

Our Inotera supply agreement involves numerous risks.

In 2016, we purchased $1.43 billion of DRAM products from Inotera and our supply from Inotera accounted for 30% of our aggregate DRAM gigabit production. In 2015 and 2014, our cost for Inotera products was higher than the cost for similar products manufactured in our wholly-owned facilities. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera decreased throughout 2015 and the first half of 2016 such that our cost for Inotera products more closely approximated our cost for similar products manufactured in our wholly-owned facilities for the second and third quarters of 2016.  Due to improvements in average selling prices in late 2016 coupled with decreases in manufacturing costs of our wholly-owned operations, our cost for Inotera products increased and were approximately 20% higher than our cost for similar products manufactured in our wholly-owned facilities for the fourth quarter of 2016. If our supply of DRAM from Inotera is impacted, our business, results of operations, or financial condition could be materially adversely affected. Our Inotera supply agreement involves numerous risks including the following:

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

Across our global operations, certain transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $24 million for 2016, $27 million for 2015, and $28 million for 2014. Based on our foreign currency balances from monetary assets and liabilities we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $241 million as of September 1, 2016. Although we hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected. In addition, in connection with our proposed acquisition of Inotera, our exposure to changes in foreign currency exchange rates could increase if not offset by corresponding hedges.

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

Breaches of our security systems could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security and attacks on our network systems could result in significant losses and damage our reputation with customers and suppliers, and could expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

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

We operate in a number of locations outside the U.S., including in Singapore, and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2012 through 2016.  In addition, tax returns open to examination in Singapore, Japan, and Taiwan range from the years 2011 to 2016. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of September 1, 2016, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.90 billion and $1.94 billion, respectively, which, if not utilized, will expire at various dates from 2017 through 2036. As of September 1, 2016, our foreign net operating loss carryforwards were $6.04 billion, including $4.28 billion pertaining to Japan, which will, if not utilized, substantially all expire at various dates from 2019 through 2025. As of September 1, 2016, we had valuation allowances of $1.16 billion and $765 million against our net deferred tax assets in the U.S. and Japan, respectively.

A change in ownership may limit our ability to utilize our net operating loss carryforwards.

If we experience a 50% or greater change in ownership involving shareholders owning 5% or more of our stock, it could adversely impact our ability to utilize our existing net operating loss and credit carryforwards. The inability to utilize existing net operating loss and credit carryforwards would significantly increase the amount of our annual cash taxes reducing the overall amount of cash available to be used in other areas of the business.

On July 20, 2016, our board of directors adopted a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding. The Rights Agreement is intended to avoid an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve our current ability to utilize certain net operating loss and credit carryforwards. In general, an ownership change will occur when the percentage of our ownership by one or more 5% shareholders has increased by more than 50% at any time during the prior three years. Pursuant to the Rights Agreement, if a shareholder (or group) acquires beneficial ownership of 4.99% or more of the outstanding shares of our common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of our common stock at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change. The Rights Agreement is subject to shareholder approval at the Company’s Fiscal 2016 Annual Meeting of Shareholders. If not approved by the shareholders, the Rights Agreement will terminate on July 19, 2017.

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

Sales to customers outside the United States approximated 84% of our consolidated net sales for 2016. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, and Japan. Our international sales and operations are subject to a variety of risks, including:

•	export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act, export and import laws, and similar rules and regulations;

•	theft of intellectual property;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards, and other laws in a variety of jurisdictions;

•	contractual and regulatory limitations on our ability to maintain flexibility with our staffing levels;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho.  The following is a summary of our principal facilities as of September 1, 2016:

Location	Principal Operations
Boise, Idaho	R&D, including wafer fabrication; reticle manufacturing; test and module assembly
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Three wafer fabrication facilities and an assembly, test, and module assembly facility
Xi’an, China	Assembly, test, and module assembly
Muar, Malaysia	Assembly and test
Taichung City, Taiwan	Wafer fabrication
Hiroshima, Japan	Wafer fabrication and R&D
Akita, Japan	Module assembly and test

Substantially all of the capacity of the facilities listed above is fully utilized. Our Inotera joint venture has a 300mm wafer fabrication facility in Taoyuan City, Taiwan. Under our supply agreement with Inotera, we purchase all of the output of Inotera. We also own or lease a number of other facilities in locations throughout the world that are used for design, R&D, and sales and marketing activities.

Our facility in Lehi is owned and operated by our IMFT joint venture with Intel.  (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

In 2015, we began construction of a significant expansion of our wafer fabrication facilities in Singapore for production of NAND Flash memory and we began utilizing a portion of the facility for production in the second half of 2016.

We believe that our existing facilities are suitable and adequate for our present purposes.  We do not identify or allocate assets by operating segment.  (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.")

ITEM 3.  LEGAL PROCEEDINGS

Reorganization Proceedings of the MMJ Companies

In July 2013, we completed the acquisition of Elpida, now known as MMJ, a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into in July 2012 with the trustees of the MMJ Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan. The MMJ Companies filed petitions for commencement of corporate reorganization proceedings with the Japan Court under the Corporate Reorganization Act of Japan in February 2012, and the Japan Court issued an order to commence the reorganization proceedings (the "Japan Proceedings") in March 2012. Under the Sponsor Agreement, we agreed to provide certain support for the reorganization of the MMJ Companies and the trustees agreed to prepare and seek approval from the Japan Court and the MMJ Companies' creditors of plans of reorganization consistent with such support.

The trustees initially submitted the proposed plans of reorganization for the MMJ Companies to the Japan Court in August 2012 and submitted final proposed plans in October 2012. In October 2012, the Japan Court approved submission of the trustees' proposed plans of reorganization to creditors for approval. In February 2013, the MMJ Companies' creditors approved the reorganization plans and in February 2013, the Japan Court issued an order approving the plans of reorganization. Appeals filed by certain creditors of MMJ in Japan challenging the plan approval order issued by the Japan Court were denied.

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

The plans of reorganization provide for payments by the MMJ Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen, less certain expenses of the reorganization proceedings and certain other items. The plans of reorganization also provided for the investment by us pursuant to the Sponsor Agreement of 60 billion yen paid at closing in cash into MMJ in exchange for 100% ownership of MMJ's equity and the use of such investment to fund the initial installment payment by the MMJ Companies to their creditors of 60 billion yen, subject to reduction for certain items specified in the Sponsor Agreement and plans of reorganization.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "MU."  The following table represents the high and low closing prices for our common stock for each quarter of 2016 and 2015:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016
High	$16.91	$13.11	$15.50	$19.16
Low	11.73	9.56	9.69	14.06

2015
High	$26.59	$29.52	$36.49	$36.10
Low	14.27	26.31	28.35	27.03

Holders of Record

As of October 21, 2016, there were 2,316 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be set forth in our 2016 Proxy Statement under the section entitled "Equity Compensation Plan Information," which will be filed with the Securities and Exchange Commission within 120 days after September 1, 2016.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the end of 2016, we had repurchased a total of 49 million shares for $956 million (including commissions) through open-market transactions pursuant to such authorization, which were recorded as treasury stock. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 3, 2016	–	July 7, 2016	—	$—	—	$294,184,917
July 8, 2016	–	August 4, 2016	—	—	—	294,184,917
August 5, 2016	–	September 1, 2016	—	—	—	294,184,917
			—	—	—

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2011, through August 31, 2016. We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of our fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.

Note:  Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2011 in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented were assumed to be reinvested.  The performance was plotted using the following data:

	2011	2012	2013	2014	2015	2016
Micron Technology, Inc.	$100	$105	$230	$552	$278	$279
S&P 500 Composite Index	100	118	140	175	176	198
Philadelphia Semiconductor Index (SOX)	100	113	133	191	185	247

ITEM 6. SELECTED FINANCIAL DATA

	2016	2015	2014	2013	2012

	(in millions except per share amounts)
Net sales	$12,399	$16,192	$16,358	$9,073	$8,234
Gross margin	2,505	5,215	5,437	1,847	968
Operating income (loss)	168	2,998	3,087	236	(612)
Net income (loss)	(275)	2,899	3,079	1,194	(1,031)
Net income (loss) attributable to Micron	(276)	2,899	3,045	1,190	(1,032)
Diluted earnings (loss) per share	(0.27)	2.47	2.54	1.13	(1.04)

Cash and short-term investments	4,398	3,521	4,534	3,101	2,559
Total current assets	9,495	8,596	10,245	8,911	5,758
Property, plant, and equipment, net	14,686	10,554	8,682	7,626	7,103
Total assets	27,540	24,143	22,416	19,068	14,295
Total current liabilities	4,835	3,905	4,791	4,122	2,243
Long-term debt	9,154	6,252	4,893	4,406	3,005
Redeemable convertible notes	—	49	68	—	—
Total Micron shareholders’ equity	12,080	12,302	10,760	9,142	7,700
Noncontrolling interests in subsidiaries	848	937	802	864	717
Total equity	12,928	13,239	11,562	10,006	8,417

On July 31, 2013, we completed the MMJ Acquisition, in which we acquired Elpida, now known as MMJ, and a controlling interest in Rexchip Electronics Corporation, now known as MMT. The MMJ Group's products include mobile DRAM targeted to mobile phones and tablets and computing DRAM targeted to desktop PCs, servers, notebooks, and workstations. The MMJ Acquisition included a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan, a 300mm DRAM wafer fabrication facility in Taichung City, Taiwan, and an assembly and test facility located in Akita, Japan. In connection with the MMJ Acquisition, we recorded net assets of $2.60 billion, noncontrolling interests of $168 million, and a gain on the transaction of $1.48 billion in 2013.

On April 6, 2012, we entered into a series of agreements with Intel to restructure our IMFT and IM Flash Singapore, LLP ("IMFS") joint venture relationships, through which we acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we terminated IMFT's lease to use approximately 50% of our Virginia wafer fabrication facility along with acquiring IMFT's assets located at that facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's noncontrolling interest in the assets acquired. Prior to our acquisition of Intel’s interest in these assets, the output of the underlying facilities was sold to the partners based on ownership interests at long-term negotiated prices approximating cost.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding the acquisition of the remaining shares of Inotera; changes in future depreciation expense; future costs and savings for restructure activities; our pursuit of additional financing and debt restructuring including expected funding of the Inotera acquisition; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2017; and the timing of payments for certain contractual obligations. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part I, Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 1, 2016. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2016 contained 52 weeks, fiscal 2015 contained 53 weeks, and fiscal 2014 contained 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Overview of our operations, business, and highlights of key events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and liquidity.

•	Off-Balance Sheet Arrangements: Description of off-balance sheet arrangements.

•	Critical Accounting Estimates: Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Recently Adopted and Issued Accounting Standards

Overview

For an overview of our business, see "Part I – Item 1. – Business – Overview."

Results of Operations

Consolidated Results

For the year ended	2016		2015		2014
Net sales	$12,399	100%	$16,192	100%	$16,358	100%
Cost of goods sold	9,894	80%	10,977	68%	10,921	67%
Gross margin	2,505	20%	5,215	32%	5,437	33%

Selling, general, and administrative	659	5%	719	4%	707	4%
Research and development	1,617	13%	1,540	10%	1,371	8%
Restructure and asset impairments	67	1%	3	—%	40	—%
Other operating (income) expense, net	(6)	—%	(45)	—%	232	1%
Operating income	168	1%	2,998	19%	3,087	19%

Interest income (expense), net	(395)	(3)%	(336)	(2)%	(329)	(2)%
Other non-operating income (expense), net	(54)	—%	(53)	—%	(25)	—%
Income tax (provision) benefit	(19)	—%	(157)	(1)%	(128)	(1)%
Equity in net income (loss) of equity method investees	25	—%	447	3%	474	3%
Net income attributable to noncontrolling interests	(1)	—%	—	—%	(34)	—%
Net income (loss) attributable to Micron	$(276)	(2)%	$2,899	18%	$3,045	19%

Net Sales

For the year ended	2016		2015		2014
CNBU	$4,529	37%	$6,725	42%	$7,333	45%
SBU	3,262	26%	3,687	23%	3,480	21%
MBU	2,569	21%	3,692	23%	3,627	22%
EBU	1,939	16%	1,999	12%	1,774	11%
All Other	100	1%	89	1%	144	1%
	$12,399		$16,192		$16,358
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for 2016 decreased 23% as compared to 2015 primarily due to lower CNBU, MBU, and SBU sales as declines in average selling prices outpaced increases in gigabit sales volumes. The increases in gigabit sales volumes for 2016 were primarily attributable to higher manufacturing output due to improvements in product and process technologies partially offset by reductions resulting from transitions to the next technology node.

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

Gross Margin

Our overall gross margin percentage declined to 20% for 2016 from 32% for 2015 primarily due to declines in the gross margin percentages for CNBU, MBU, and SBU, as decreases in average selling prices outpaced manufacturing cost reductions. EBU's gross margin percentage for 2016 was relatively unchanged from 2015 as manufacturing cost reductions offset declines in average selling prices.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. Effective beginning on January 1, 2016, the price for DRAM products purchased by us is based on a formula that equally shares margin between Inotera and us. We purchased $1.43 billion, $2.37 billion, and $2.68 billion of DRAM products from Inotera in 2016, 2015, and 2014, respectively. DRAM products purchased from Inotera accounted for 30% of our aggregate DRAM gigabit production for 2016 as compared to 35% for 2015 and 38% for 2014. In 2015 and 2014, our cost for Inotera products was higher than our cost for similar products manufactured in our wholly-owned facilities. Due to declines in average selling prices, our per gigabit cost of products purchased from Inotera decreased throughout 2015 and the first half of 2016 such that our cost for Inotera products more closely approximated our cost for similar products manufactured in our wholly-owned facilities for the second and third quarters of 2016.  Due to improvements in average selling prices in late 2016 coupled with decreases in manufacturing costs of our wholly-owned operations, our cost for Inotera products increased and were approximately 20% higher than our cost for similar products manufactured in our wholly-owned facilities for the fourth quarter of 2016. The current supply agreement with Inotera has an initial three-year term, which commenced on January 1, 2016, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period.

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

Due to the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. For 2016, the effect of the revision was not material and we expect this change will reduce depreciation costs by approximately $100 million per quarter in future periods.

Operating Results by Business Segments

CNBU

For the year ended	2016	2015	2014
Net sales	$4,529	$6,725	$7,333
Operating income (loss)	(134)	1,481	1,957

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for 2016 decreased 33% as compared to 2015 primarily due to declines in average selling prices as a result of continued weakness in the PC sector, partially offset by increases in gigabits sold. CNBU operating margin for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

CNBU sales for 2015 decreased 8% as compared to 2014 primarily due to declines in average selling prices as a result of continued weakness in the PC sector, partially offset by increases in gigabits sold. CNBU operating margin for 2015 declined from 2014 as decreases in average selling prices outpaced manufacturing cost reductions.

SBU

For the year ended	2016	2015	2014
Net sales	$3,262	$3,687	$3,480
Operating income (loss)	(205)	(89)	255

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our Non-Volatile Memory products. (See "Operating Results by Product – Trade Non-Volatile Memory" for further details.) SBU sales for 2016 decreased 12% from 2015 primarily due to declines in average selling prices partially offset by increases in gigabits sold. SBU sales included Non-Trade Non-Volatile Memory sales of $501 million, $463 million, and $475 million, for 2016, 2015, and 2014, respectively.

SBU sales of Trade Non-Volatile Memory products for 2016 decreased 16% from 2015 primarily due to declines in average selling prices partially offset by increases in gigabits sold. SBU operating margin for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

SBU sales of Trade Non-Volatile Memory products for 2015 increased 7% as compared to 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for 2015 as compared to 2014 were primarily due to higher manufacturing output. SBU operating margin for 2015 declined from 2014 as decreases in average selling prices outpaced manufacturing cost reductions and R&D costs increased in connection with increased spending on controllers, firmware, and engineering for SSDs and managed NAND Flash products.

MBU

For the year ended	2016	2015	2014
Net sales	$2,569	$3,692	$3,627
Operating income	39	1,126	683

MBU sales are comprised primarily of DRAM and NAND Flash, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for 2016 decreased 30% as compared to 2015 primarily due to declines in average selling prices and DRAM gigabits sold. MBU operating income for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

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

EBU

For the year ended	2016	2015	2014
Net sales	$1,939	$1,999	$1,774
Operating income	433	435	331

EBU sales are comprised of DRAM, NAND Flash, and NOR Flash in decreasing order of revenue. EBU sales for 2016 decreased 3% as compared to 2015 primarily due to declines in average selling prices for DRAM and NAND Flash products, which were partially offset by higher sales volumes as a result of increases in demand. EBU operating income for 2016 was relatively unchanged from 2015 as manufacturing cost reductions offset declines in average selling prices.

EBU sales for 2015 increased 13% as compared to 2014 primarily due to higher sales volumes of DRAM and NAND Flash products as a result of increases in demand. EBU operating income for 2015 improved as compared to 2014 primarily due to the higher sales volumes.

Operating Results by Product

Net Sales by Product

For the year ended	2016		2015		2014
DRAM	$7,207	58%	$10,339	64%	$11,164	68%
Non-Volatile Memory
Trade	4,138	33%	4,811	30%	3,993	24%
Non-Trade	501	4%	463	3%	475	3%
Other	553	4%	579	4%	726	4%
	$12,399		$16,192		$16,358
Percentages of total net sales reflect rounding and may not total 100%.

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

DRAM

For the year ended	2016	2015

	(percentage change from prior year)
Net sales	(30)%	(7)%
Average selling prices per gigabit	(35)%	(11)%
Gigabits sold	7%	4%
Cost per gigabit	(17)%	(12)%

The increase in gigabits sold and decrease in cost per gigabit for 2016 and 2015 as compared to prior years, were primarily due to increases in gigabit production as a result of improvements in product and process technologies. Lower costs for products purchased from Inotera contributed to manufacturing cost reductions for 2016 and 2015. Gigabit production and cost reductions for 2016 and 2015, were constrained by equipment downtime incurred in connection with transitioning from 25nm to 20nm-based products and a shift to a higher mix of DDR4 products, which have larger die sizes and fewer bits per wafer.

Our gross margin percentage for 2016 declined as compared to 2015 as decreases in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage on sales of DRAM products for 2015 improved from 2014 as manufacturing cost reductions outpaced declines in average selling prices.

Trade Non-Volatile Memory

For the year ended	2016	2015

	(percentage change from prior year)
Sales to trade customers
Net sales	(14)%	20%
Average selling prices per gigabit	(20)%	(17)%
Gigabits sold	8%	45%
Cost per gigabit	(16)%	(10)%

Through 2016, substantially all of our Trade Non-Volatile Memory sales were from NAND Flash products. The increase in gigabits sold of Trade Non-Volatile Memory for 2016 as compared to 2015, was primarily due to increases in gigabit production due to improvements in product and process technology. Increases in gigabit production for 2016 were constrained by equipment downtime incurred in connection with transitioning to 3D NAND Flash products. The increase in gigabits sold of Trade Non-Volatile Memory for 2015 as compared to 2014, was primarily due to higher production from improved product and process technologies and the transition of our wafer fabrication facility in Singapore from DRAM to NAND Flash production. Increases in gigabit production for 2015 as compared to 2014, were limited by a shift in product mix to higher levels of managed NAND Flash and MCP products, which have both higher average selling prices and costs per gigabit.

Our gross margin percentage on sales of Trade Non-Volatile Memory products for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage on sales of Trade Non-Volatile Memory products for 2015 declined from 2014 as the decreases in average selling prices outpaced manufacturing cost reductions.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for 2016 decreased 8% as compared to 2015 due to decreases in payroll costs resulting primarily from the suspension of variable-pay plans, decreases in travel costs, and an additional week in 2015.

SG&A expenses for 2015 increased 2% as compared to 2014 primarily due to an additional week in 2015 and higher legal costs.

Research and Development

R&D expenses for 2016 increased 5% from 2015 primarily due to higher volumes of development wafers processed, higher payroll costs, and an increase in depreciation expense from R&D capital expenditures.

R&D expenses for 2015 increased 12% from 2014 primarily due to a higher volume of development wafers processed, an increase in depreciation expense due to R&D capital expenditures, higher payroll costs, higher subcontracted engineering and other professional service costs, and an additional week in 2015. Increases in R&D expenses for 2015 as compared to 2014 were partly attributable to increased spending on controllers, firmware, and engineering to support system-level products, including SSD, managed NAND Flash, and HMC products.

We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel and others of $208 million, $231 million, and $162 million in 2016, 2015, and 2014, respectively.

See further discussion of our R&D in "Part I – Item 1. – Business – Research and Development."

Restructure and Asset Impairments

In the fourth quarter of 2016, we initiated a restructure plan in response to the current business environment and the need to accelerate focus on our key priorities in which we expect to save, as compared to our previously planned spending levels, approximately $80 million per quarter in 2017.  The savings are expected to result from a combination of a more focused set of projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Income Taxes

Our effective tax rates were 6.8%, 6.0%, and 4.7% for 2016, 2015, and 2014, respectively, primarily reflecting provisions on non-U.S. operations. Our effective tax rates reflect the following:

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

Income taxes for 2016, 2015, and 2014 included $114 million, $80 million and $59 million, respectively, related to utilization of, and other changes in, deferred tax assets of MMJ and MMT. Income taxes for 2016 also included tax benefits of $58 million related to the favorable resolution of certain prior year tax matters, which were previously reserved as uncertain tax positions, and $41 million related to a U.S. valuation allowance release resulting from the acquisition of Tidal Systems, Ltd. The remaining tax provision for 2016, 2015, and 2014 primarily reflects taxes on our other non-U.S. operations. Income taxes on U.S. operations for 2016, 2015, and 2014 were substantially offset by changes in the valuation allowance.

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

We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The benefit of tax incentive arrangements, which expire in whole or in part at various dates through 2030, was not material to our tax provision for 2016 and reduced our tax provision for 2015 and 2014 by $338 million (benefitting our diluted earnings per share by $0.29) and $286 million ($0.24 per diluted share), respectively.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.")

Equity in Net Income (Loss) of Equity Method Investees

We recognize our share of earnings or losses from equity method investments generally on a two-month lag. Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2016	2015	2014
Inotera	$32	$445	$465
Tera Probe	(11)	1	11
Other	4	1	(2)
	$25	$447	$474

Our equity in net income (loss) of Inotera declined for 2016 as compared to 2015 primarily due to declines in average selling prices and cost of transitioning to the next technology node. Included in our earnings for 2015 was $49 million from Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward and the resulting tax provision in subsequent periods.

In 2016 and 2015, we recorded an impairment charge of $25 million and $10 million, respectively, within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price.

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding capital expenditures and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. As of September 1, 2016, we had a revolving credit facility available for up to $488 million of additional financing based on eligible receivables. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that net cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. The actual amounts for 2017 will vary depending on market conditions. Total additions to property, plant, and equipment in 2016 were $7.01 billion, which, in comparison to cash expenditures, reflects differences in timing of receipts and payments for equipment as well as non-cash additions such as equipment leases. As of September 1, 2016, we had commitments of approximately $780 million for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

As of	2016	2015
Cash and equivalents and short-term investments	$4,398	$3,521
Long-term marketable investments	414	2,113

Our investments consist primarily of liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of September 1, 2016, $1.32 billion of our cash and equivalents and short-term investments was held by foreign subsidiaries, primarily denominated in the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Proposed Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.95 per share, assuming 31.7 New Taiwan dollars per U.S. dollar, the exchange rate as of September 1, 2016). Based on the exchange rate as of September 1, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion.

Acquisition Financing: On October 11, 2016, we and Inotera, as co-borrowers, entered into a single-draw term loan facility (the "Term Loan Facility"), from which proceeds will be used to pay a portion of the acquisition consideration and any related transaction costs and to provide working capital for Inotera. In the second and third quarters of 2016, we entered into agreements with Nanya pursuant to which we have the option to issue a combination of shares of our common stock (the "Micron Shares") and 2.00% convertible senior notes due 2021 (the "2021 Convertible Notes") to Nanya, which is subject to regulatory approvals and various other conditions.

Term Loan Facility: The Term Loan Facility can be made in a single draw on or prior to July 10, 2017, subject to the satisfaction of customary conditions, up to a maximum aggregate borrowing amount of 80 billion New Taiwan dollars in cash (equivalent to $2.5 billion). The loan will bear interest at a variable rate equal to the three-month or six-month TAIBOR, at our or Inotera's option, plus a margin of 2.05% per annum, payable monthly in arrears. The loan will mature five years from the date it is made and principal is payable in six equal semi-annual installments, commencing thirty months after such loan is made.

The Term Loan Facility will be collateralized by certain assets including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary and the approximately 80% of the stock of Inotera held by MSTW following the consummation of the acquisition. Micron will guarantee all of Inotera's and MSTW's obligations under the Term Loan Facility.

The Term Loan Facility contains affirmative and negative covenants which are customary for financings of this type, including covenants that limit or restrict the ability to create liens in or dispose of collateral securing obligations under the Term Loan Facility, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's distribution of cash dividends (subject to satisfaction of certain financial conditions). The Term Loan Facility also contains financial covenants as follows, which are tested semi-annually:

•	MSTW must maintain a consolidated ratio of total debt to EBITDA not higher than 5.50x in 2017 and 2018; and not higher than 4.50x through 2019 to 2021.

•
MSTW must maintain consolidated tangible net worth of not less than 4 billion New Taiwan dollars (equivalent to $126 million) in 2017 and 2018; not less than 6.5 billion New Taiwan dollars (equivalent to $205 million) in 2019 and 2020; and not less than 12 billion New Taiwan dollars (equivalent to $378 million) in 2021.

•	On a consolidated basis, we must maintain a ratio of total debt to EBITDA not higher than 3.50x in 2017; not higher than 3.00x in 2018 and 2019; and not higher than 2.50x in 2020 and 2021.

•	On a consolidated basis, we must maintain tangible net worth not less than $9 billion in 2017; not less than $12.5 billion in 2018 and 2019; and not less than $16.5 billion in 2020 and 2021.

If one or more of the required financial ratios is not maintained at the time the ratios are tested, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. In addition, if MSTW fails to maintain a required financial ratio for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owed under the Term Loan Agreement being accelerated to be immediately due and payable. Our failure to maintain a required consolidated financial ratio will only result in an increase to the applicable interest rate and will not constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains customary events of default.

Micron Shares: We have the option to issue Micron Shares in an amount up to 31.5 billion New Taiwan dollars (equivalent to $991 million) (the "Private Placement"), which would be used to fund a portion of the acquisition consideration. The per-share selling price for the Micron Shares would be equal to the greater of the New Taiwan dollar equivalent of (i) the average of the closing sale price of our common stock during the 30 consecutive trading day period ending on and including the 30th calendar day prior to the consummation of the Inotera acquisition or (ii) $10.00.

2021 Convertible Notes: We have the option to issue 12.6 billion New Taiwan dollars (equivalent to $396 million) in 2021 Convertible Notes in lieu of a corresponding value of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $198 million) pursuant to the Private Placement.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Proposed Acquisition of Inotera.")

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $896 million held by the MMJ Group as of September 1, 2016. As a result of the corporate reorganization proceedings of the MMJ Companies entered into in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are subject to certain restrictions on dividends, loans, and advances. The plans of reorganization of the MMJ Companies prohibit the MMJ Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. These prohibitions also effectively prevent the subsidiaries of the MMJ Companies from paying cash dividends. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the MMJ Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustee and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $98 million held by IMFT as of September 1, 2016. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of September 1, 2016, $919 million of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

For the year ended	September 1, 2016	September 3, 2015	August 28, 2014
Net cash provided by operating activities	$3,168	$5,208	$5,699
Net cash provided by (used for) investing activities	(3,068)	(6,232)	(2,902)
Net cash provided by (used for) financing activities	1,745	(718)	(1,499)
Effect of changes in currency exchange rates on cash and equivalents	8	(121)	(28)
Net increase (decrease) in cash and equivalents	$1,853	$(1,863)	$1,270

Operating Activities: For 2016, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $465 million of cash provided from reductions in receivables due to a lower level of net sales, offset by $549 million of cash used for net increases in inventories.

For 2015, cash provided by operating activities was due primarily to cash generated by operations and the effect of working capital adjustments, which included $393 of cash provided from reductions in receivables due to a lower level of net sales, offset by $691 million of cash used for reductions in accounts payable and accrued expenses.

For 2014, cash provided by operating activities was due primarily to cash generated by operations and the effect of working capital adjustments, which included $671 million of cash provided from increases in accounts payable and accrued expenses, offset by $518 million of cash used for increases in receivables.

Investing Activities: Net cash used for investing activities for 2016 consisted primarily of $5.82 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $148 million for the acquisition of Tidal Systems, Ltd., partially offset by $2.66 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

Net cash used for investing activities for 2015 consisted primarily of $4.02 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $2.14 billion of net outflows for purchases, sales, and maturities of available-for-sale securities.

Net cash used for investing activities for 2014 consisted primarily of $3.11 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $506 million of net outflows from purchases, sales, and maturities of available-for-sale securities offset by the use of $534 million of restricted cash in connection with the first MMJ creditor installment payment.

Financing Activities: Net cash provided by financing activities for 2016 consisted primarily of $1.25 billion from the issuance of our 2023 Senior Secured Notes, $742 million (net of original issue discount) from the issuance of our 2022 Term Loan B notes, and $765 million from equipment sale-leaseback financing transactions, which were partially offset by cash outflows of $870 million for repayments of debt and $125 million for the open-market repurchases of 7 million shares of our common stock.

Net cash used for financing activities for 2015 consisted primarily of $2.33 billion for repayments of debt (including $932 million for the amount in excess of principal of our convertible notes), $831 million for the open-market repurchases of 42 million shares of our common stock, and $95 million of payments on equipment purchase contracts. Cash outflows for financing activities in 2015 were partially offset by inflows of $2.00 billion in aggregate from the issuance of the 2023 Notes, 2024 Notes, and 2026 Notes, $291 million from proceeds of sale-leaseback transactions, $125 million from draws on our revolving credit facilities, and $87 million from term loans.

Net cash used for financing activities for 2014 consisted primarily of $3.84 billion for repayments of debt (including $1.20 billion for the amount in excess of principal of our convertible notes) offset by $2.21 billion of proceeds from issuance of debt, $265 million of proceeds from issuance of common stock under our equity plans, and by $92 million of net cash received from noncontrolling interests.

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended on June 30, 2016 did not exceed 130% of the conversion price per share of our 2032 Notes and 2033 Notes, those notes were not convertible by the holders during the calendar quarter ended September 30, 2016. The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2016; therefore, these notes are convertible by the holders for the calendar quarter ending December 31, 2016. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending December 31, 2016 if all holders converted their 2032 Notes and 2033 Notes. The amounts in the table below are based on our closing share price of $16.64 as of September 1, 2016.

	Settlement Option for		If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Cash	Remainder in Shares	Cash
2032C Notes	Cash and/or shares	Cash and/or shares	$—	23	$386
2032D Notes	Cash and/or shares	Cash and/or shares	—	18	295
2033E Notes	Cash	Cash and/or shares	176	6	267
2033F Notes	Cash	Cash and/or shares	297	9	452
			$473	56	$1,400

Contractual Obligations

	Payments Due by Period
As of September 1, 2016	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)(2)	$12,043	$785	$1,909	$1,652	$7,697
Capital lease obligations(2)	1,541	423	687	284	147
Operating leases(3)	1,001	419	527	26	29
Purchase obligations(4)	1,653	1,533	91	10	19
Other long-term liabilities(5)	846	349	397	74	26
Total	$17,084	$3,509	$3,611	$2,046	$7,918

(1)
Amounts include MMJ Creditor Installment Payments, convertible notes, and other notes. Any future redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments.

(2)	Amounts include principal and interest.

(3)
Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year. Additionally, amounts include a portion of the expected costs which meet the criteria of a minimum operating lease payment under our Inotera supply agreement.

(4) Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services ("take-or-pay"). If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table. If the obligation is cancelable, but we would incur a penalty if canceled, the dollar amount of the penalty was included as a purchase obligation. Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.
(5) Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including $349 million for the current portion of these long-term liabilities. We are unable to reliably estimate the timing of future certain payments related to uncertain tax positions and deferred tax liabilities; therefore, the amount has been excluded from the preceding table. However, other noncurrent liabilities recorded on our consolidated balance sheet included these uncertain tax positions and deferred tax liabilities.

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

Off-Balance Sheet Arrangements

We have entered into capped calls, which are intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above a specified initial strike price at the expiration dates. The amounts receivable vary based on the trading price of our stock, up to specified cap prices. The dollar value of the cash or shares that we would receive from the capped calls on their expiration dates ranges from $0 if the trading price of our stock is below the initial strike price for all of the capped calls to $719 million if the trading price of our stock is at or above the cap price for all of the capped calls. We paid $103 million in 2012, and $48 million in 2013 to purchase capped calls. The amounts paid were recorded as charges to additional capital. For further details of our capped call arrangements, see "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Micron Shareholders' Equity – Outstanding Capped Calls."

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures.  Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  We evaluate our estimates and judgments on an ongoing basis.  Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments.

Business Acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the amount and timing of costs recognized.  Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We typically obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates, and comparable market values. The items involving the most significant assumptions, estimates, and judgments include the following:

•	Property, plant, and equipment, including determination of values in a continued-use model;

•	Deferred tax assets, including projections of future taxable income and tax rates;

•	Inventory, including estimated future selling prices, timing of product sales, and completion costs for work in process;

•	Debt, including discount rate and timing of payments;

•	Intangible assets, including valuation methodology, estimations of future revenue and costs, profit allocation rates attributable to the acquired technology, and discount rates; and

•	Previously held equity interest, including discount rate and projections of future cash flows.

Consolidations: We have interests in entities that are VIEs. Determining whether to consolidate a VIE requires judgment in assessing whether an entity is a VIE and if we are the entity's primary beneficiary.  If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgments.

Contingencies: We are subject to the possibility of losses from various contingencies.  Considerable judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies.  An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  We accrue a liability and charge operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. In accounting for the resolution of contingencies, considerable judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution, and amounts related to future periods.

Goodwill and intangible assets: We test goodwill for impairment in the fourth quarter of our fiscal year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. For reporting units in which this assessment concludes that it is more likely than not that the fair value is below the carrying value, then goodwill is tested for impairment using a two-step process. In the first step, the fair value of each reporting unit is compared to the carrying value of the net assets assigned to the unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of all of the reporting unit's tangible and intangible assets and liabilities. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference between the carrying value and implied fair value.

Determining when to test for impairment, the reporting units, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, forecasted manufacturing costs, and other expenses and are developed as part of our routine long-range planning process. The same estimates are used in business planning, forecasting, and capital budgeting as part of our long-term manufacturing capacity analysis. We test the reasonableness of the output of our long-range planning process by calculating an implied value per share and comparing that to current stock prices, analysts' consensus pricing, and management's expectations. These estimates and assumptions are used to calculate projected future cash flows for the reporting unit, which are discounted using a risk-adjusted rate to calculate a fair value. The discount rate requires determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We test other identified intangible assets with definite useful lives when events and circumstances indicate the carrying value may not be recoverable by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows. Estimating fair values involves significant assumptions, especially regarding future sales prices, sales volumes, costs, and discount rates.

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

Inventories: Inventories are stated at the lower of average cost or net realizable value.  Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs.  Determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information.  When these analyses reflect estimated net realizable value below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our memory inventory by approximately $234 million as of September 1, 2016.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to net realizable values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  In determining the lower of average cost or net realizable value, inventories are primarily categorized as memory (including DRAM, Non-Volatile, and other memory) based on the major characteristics of product type and markets. The major characteristics we consider in determining inventory categories are product type and markets.

Property, Plant, and Equipment: We review the carrying value of property, plant, and equipment for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products and future production and sales volumes.  In addition, judgment is required in determining the groups of assets for which impairment tests are separately performed.

We periodically assess the estimated useful lives of our property, plant, and equipment. We revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. For 2016, the effect of the revision was not material. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies.")

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as R&D as incurred.  Determining when product development is complete requires judgment by us.  We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are included in cost of goods sold.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, and forfeiture rates.  We develop these estimates based on historical data and market information which can change significantly over time.  A small change in the estimates used can result in a relatively large change in the estimated valuation.  We use the Black-Scholes option valuation model to value employee stock awards.  We estimate stock price volatility based on an average of historical volatility and the implied volatility derived from traded options on our stock.

Recently Adopted Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. A substantial portion of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of September 1, 2016 and September 3, 2015, a hypothetical decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $420 million and $366 million, respectively. A 1% increase in the interest rates of our variable-rate debt would result in an increase in interest expense of approximately $10 million per year.

As of September 1, 2016 and September 3, 2015, we held fixed-rate debt securities of $1.11 billion and $3.83 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $1 million as of September 1, 2016 and $13 million as of September 3, 2015.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Part I – Item 1A. Risk Factors."  Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for us and all of our consolidated subsidiaries is the U.S. dollar. The substantial majority of our sales are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We generally utilize currency forward contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

Based on our foreign currency balances from monetary assets and liabilities, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $241 million as of September 1, 2016 and $134 million as of September 3, 2015. We hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days.  The effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Derivative Instruments.")

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera. Based on the exchange rate as of September 1, 2016, we estimate the aggregate consideration payable would be approximately $4.1 billion. This payment is contingent upon the closing of the transaction and are therefore not recorded on our balance sheet as of September 1, 2016. Changes in the exchange rate between the U.S. dollar and the New Taiwan dollar could have a significant impact on our financial statements if the transactions are consummated. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Proposed Acquisition of Inotera.")

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of September 1, 2016 and September 3, 2015 and for the fiscal years ended September 1, 2016, September 3, 2015, and August 28, 2014

Consolidated Statements of Operations	46

Consolidated Statements of Comprehensive Income (Loss)	47

Consolidated Balance Sheets	48

Consolidated Statements of Changes in Equity	49

Consolidated Statements of Cash Flows	50

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm	90

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	September 1, 2016	September 3, 2015	August 28, 2014
Net sales	$12,399	$16,192	$16,358
Cost of goods sold	9,894	10,977	10,921
Gross margin	2,505	5,215	5,437

Selling, general, and administrative	659	719	707
Research and development	1,617	1,540	1,371
Restructure and asset impairments	67	3	40
Other operating (income) expense, net	(6)	(45)	232
Operating income	168	2,998	3,087

Interest income	42	35	23
Interest expense	(437)	(371)	(352)
Other non-operating income (expense), net	(54)	(53)	(25)
	(281)	2,609	2,733

Income tax (provision) benefit	(19)	(157)	(128)
Equity in net income (loss) of equity method investees	25	447	474
Net income (loss)	(275)	2,899	3,079

Net income (loss) attributable to noncontrolling interests	(1)	—	(34)
Net income (loss) attributable to Micron	$(276)	$2,899	$3,045

Earnings (loss) per share
Basic	$(0.27)	$2.71	$2.87
Diluted	(0.27)	2.47	2.54

Number of shares used in per share calculations
Basic	1,036	1,070	1,060
Diluted	1,036	1,170	1,198

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended	September 1, 2016	September 3, 2015	August 28, 2014
Net income (loss)	$(275)	$2,899	$3,079

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(49)	(42)	(2)
Pension liability adjustments	(9)	20	3
Gain (loss) on derivatives, net	7	(18)	(9)
Gain (loss) on investments, net	3	(4)	1
Other comprehensive income (loss)	(48)	(44)	(7)
Total comprehensive income (loss)	(323)	2,855	3,072
Comprehensive (income) loss attributable to noncontrolling interests	(1)	1	(34)
Comprehensive income (loss) attributable to Micron	$(324)	$2,856	$3,038

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	September 1, 2016	September 3, 2015
Assets
Cash and equivalents	$4,140	$2,287
Short-term investments	258	1,234
Receivables	2,068	2,507
Inventories	2,889	2,340
Other current assets	140	228
Total current assets	9,495	8,596
Long-term marketable investments	414	2,113
Property, plant, and equipment, net	14,686	10,554
Equity method investments	1,364	1,379
Intangible assets, net	464	449
Deferred tax assets	657	597
Other noncurrent assets	460	455
Total assets	$27,540	$24,143

Liabilities and equity
Accounts payable and accrued expenses	$3,879	$2,611
Deferred income	200	205
Current debt	756	1,089
Total current liabilities	4,835	3,905
Long-term debt	9,154	6,252
Other noncurrent liabilities	623	698
Total liabilities	14,612	10,855

Commitments and contingencies

Redeemable convertible notes	—	49

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,094 shares issued and outstanding (1,084 as of September 3, 2015)	109	108
Additional capital	7,736	7,474
Retained earnings	5,299	5,588
Treasury stock, 54 shares held (45 as of September 3, 2015)	(1,029)	(881)
Accumulated other comprehensive income (loss)	(35)	13
Total Micron shareholders' equity	12,080	12,302
Noncontrolling interests in subsidiaries	848	937
Total equity	12,928	13,239
Total liabilities and equity	$27,540	$24,143

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 29, 2013	1,044	$104	$9,187	$(212)	$—	$63	$9,142	$864	$10,006
Net income				3,045			3,045	34	3,079
Other comprehensive income (loss), net						(7)	(7)		(7)
Stock issued under stock plans	36	4	262				266		266
Stock-based compensation expense			115				115		115
Contributions from noncontrolling interests							—	102	102
Distributions to noncontrolling interests							—	(18)	(18)
Acquisitions of noncontrolling interests			34				34	(180)	(146)
Repurchase and retirement of stock	(4)	(1)	(33)	(42)			(76)		(76)
Settlement of capped calls and share retirement	(3)	—	62	(62)			—		—
Redeemable convertible notes			(68)				(68)		(68)
Exchange, conversion, and repurchase of convertible notes			(1,691)				(1,691)		(1,691)
Balance at August 28, 2014	1,073	$107	$7,868	$2,729	$—	$56	$10,760	$802	$11,562
Net income				2,899			2,899	—	2,899
Other comprehensive income (loss), net						(43)	(43)	(1)	(44)
Stock issued under stock plans	13	1	73				74		74
Stock-based compensation expense			168				168		168
Contributions from noncontrolling interests							—	142	142
Distributions to noncontrolling interests							—	(6)	(6)
Repurchase and retirement of stock	(2)	—	(13)	(40)			(53)		(53)
Repurchase of treasury stock					(831)		(831)		(831)
Settlement of capped calls			50		(50)		—		—
Redeemable convertible notes			19				19		19
Conversion and repurchase of convertible notes			(691)				(691)		(691)
Balance at September 3, 2015	1,084	$108	$7,474	$5,588	$(881)	$13	$12,302	$937	$13,239
Net income (loss)				(276)			(276)	1	(275)
Other comprehensive income (loss), net						(48)	(48)	—	(48)
Stock issued under stock plans	11	1	47				48		48
Stock-based compensation expense			191				191		191
Contributions from noncontrolling interests							—	37	37
Distributions to noncontrolling interests							—	(34)	(34)
Acquisitions of noncontrolling interests							—	(93)	(93)
Repurchase and retirement of stock	(1)	—	(10)	(13)			(23)		(23)
Repurchase of treasury stock					(125)		(125)		(125)
Settlement of capped calls			23		(23)		—		—
Redeemable convertible notes			49				49		49
Conversion and repurchase of convertible notes			(38)				(38)		(38)
Balance at September 1, 2016	1,094	$109	$7,736	$5,299	$(1,029)	$(35)	$12,080	$848	$12,928

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	September 1, 2016	September 3, 2015	August 28, 2014
Cash flows from operating activities
Net income (loss)	$(275)	$2,899	$3,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	2,980	2,667	2,103
Amortization of debt discount and other costs	126	138	167
Stock-based compensation	191	168	115
Loss on restructure of debt	4	49	195
(Gain) loss from currency hedges, net	(183)	64	27
Equity in net income of equity method investees	(25)	(447)	(474)
Gain from Inotera issuance of shares	—	(3)	(97)
Gain from disposition of interest in Aptina	—	(1)	(119)
Change in operating assets and liabilities
Receivables	465	393	(518)
Inventories	(549)	116	194
Accounts payable and accrued expenses	272	(691)	671
Deferred income taxes, net	(15)	168	68
Other noncurrent liabilities	(63)	(16)	243
Other	240	(296)	45
Net cash provided by operating activities	3,168	5,208	5,699

Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,817)	(4,021)	(3,107)
Purchases of available-for-sale securities	(1,026)	(4,392)	(1,063)
Payments to settle hedging activities	(152)	(132)	(26)
(Increase) decrease in restricted cash	(23)	(15)	536
Proceeds from sales and maturities of available-for-sale securities	3,690	2,248	557
Proceeds from settlement of hedging activities	335	56	18
Cash received from disposition of interest in Aptina	6	1	105
Other	(81)	23	78
Net cash provided by (used for) investing activities	(3,068)	(6,232)	(2,902)

Cash flows from financing activities
Proceeds from issuance of debt	2,199	2,212	2,212
Proceeds from equipment sale-leaseback transactions	765	291	14
Proceeds from issuance of stock under equity plans	49	73	265
Contributions from noncontrolling interests	37	142	102
Repayments of debt	(870)	(2,329)	(3,843)
Cash paid to acquire treasury stock	(148)	(884)	(76)
Acquisition of noncontrolling interests	(93)	—	(18)
Payments on equipment purchase contracts	(46)	(95)	(30)
Other	(148)	(128)	(125)
Net cash provided by (used for) financing activities	1,745	(718)	(1,499)

Effect of changes in currency exchange rates on cash and equivalents	8	(121)	(28)

Net increase (decrease) in cash and equivalents	1,853	(1,863)	1,270
Cash and equivalents at beginning of period	2,287	4,150	2,880
Cash and equivalents at end of period	$4,140	$2,287	$4,150

Supplemental disclosures
Income taxes paid, net	$(90)	$(63)	$(43)
Interest paid, net of amounts capitalized	(267)	(226)	(163)
Noncash investing and financing activities
Exchange of convertible notes	—	—	756
Acquisition of noncontrolling interest	—	—	127

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

Basis of Presentation: We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2016 and 2014 each contained 52 weeks and fiscal year 2015 contained 53 weeks. All period references are to our fiscal periods unless otherwise indicated.

Derivative and Hedging Instruments: We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities denominated in currencies other than the U.S. dollar. We have also had convertible note settlement obligations, which were accounted for as derivative instruments as a result of our elections to settle conversions in cash. We do not use derivative instruments for trading or speculative purposes. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated as hedges for accounting purpose, gains or losses from changes in fair values are recognized in other non-operating income (expense). For derivative instruments designated as cash-flow hedges, the effective portion of the gain or loss is included as a component of other comprehensive income (loss) and the ineffective or excluded portion of the gain or loss is included in other non-operating income (expense). Amounts in accumulated other comprehensive income (loss) from these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the forecasted cash flows of the hedged item. For the effectiveness assessment of our cash-flow hedges, changes in the time value are excluded for forward contracts.

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

Functional Currency: The U.S. dollar is the functional currency for us and all of our consolidated subsidiaries.

Inventories: Inventories are stated at the lower of average cost or net realizable value.  Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs.  Determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  When net realizable value is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when the inventories are actually sold.  In determining the lower of average cost or net realizable value, inventories are primarily categorized as memory (including DRAM, Non-Volatile, and other memory) based on the major characteristics of product type and markets. We remove amounts from inventory and charge such amounts to cost of goods sold on an average cost basis.

Product and Process Technology: Costs incurred to (1) acquire product and process technology, (2) patent technology, and (3) maintain patent technology, are capitalized and amortized on a straight-line basis over periods ranging up to 12.5 years.  We capitalize a portion of the costs incurred to patent technology based on historical and projected patents issued as a percent of patents we file.  Capitalized product and process technology costs are amortized over the shorter of (1) the estimated useful life of the technology, (2) the patent term, or (3) the term of the technology agreement.  Fully-amortized assets are removed from product and process technology and accumulated amortization.

Product Warranty: We generally provide a limited warranty that our products are in compliance with our specifications existing at the time of delivery.  Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our standard terms and conditions.  Our warranty obligations are not material.

Property, Plant, and Equipment: Property, plant, and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of generally 10 to 30 years for buildings, 5 to 7 years for equipment, and 3 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property, plant, or equipment is retired or otherwise disposed, the net book value is removed and we recognize any gain or loss in our results of operations.

We capitalize interest on borrowings during the period of time we carry out the activities necessary to bring asset to the condition of their intended use and location.  Capitalized interest becomes part of the cost, and amortized over the useful lives of, the assets.

We periodically assess the estimated useful lives of our property, plant, and equipment. In the fourth quarter of 2016, we identified factors such as the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends. As a result, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. For 2016, the effect of the revision was not material.

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment.  Development of a product is deemed complete once the product has been thoroughly reviewed and has passed tests for performance and reliability.  Subsequent to product qualification, product costs are included in cost of goods sold.  Product design and other research and development costs for certain technologies are shared with our joint venture partners.  Amounts receivable from cost-sharing arrangements are reflected as a reduction of research and development expense.

Revenue Recognition: We recognize product or license revenue when persuasive evidence that a sales arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.  If we are unable to reasonably estimate returns or the price is not fixed or determinable, sales made under agreements allowing rights of return or price protection are deferred until customers have resold the product.

Stock-based Compensation: Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as expense under the straight-line attribution method over the requisite service period.  We issue new shares upon the exercise of stock options or conversion of share units.

Treasury Stock: Treasury stock is carried at cost. When we retire our treasury stock, any excess of the repurchase price paid over par value is allocated between additional capital and retained earnings.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses, and limits the credit loss to the amount by which fair value is below amortized cost. We are required to adopt this ASU beginning in our first quarter of 2021; however, we are permitted to adopt this ASU as early as our first quarter of 2020. This ASU is required to be adopted using a modified retrospective approach, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. We expect to adopt this ASU beginning in our first quarter of 2017 and expect to elect to account for forfeitures when they occur. This ASU allows for prospective, retrospective, or modified retrospective adoption, depending on the aspect covered. We do not anticipate the adoption of this ASU to have a material impact to our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us beginning in our first quarter of 2020 and early adoption is permitted.  This ASU is required to be adopted using a modified retrospective approach. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for us beginning in our first quarter of 2019 and requires modified-retrospective adoption.  We are evaluating the effects of our adoption of this ASU on our financial statements.

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, cloud computing arrangements that contain a software license should be accounted for in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases, to determine the asset acquired in a software licensing arrangement. We will prospectively adopt this ASU beginning in our first quarter of 2017 and do not anticipate it to have a material impact to our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810 – Consolidation.  ASU 2015-02 makes targeted amendments to the consolidation guidance for VIEs, which could change consolidation conclusions.  We expect to adopt this ASU under a modified-retrospective approach beginning in our first quarter of 2017 and we do not anticipate it to have a material impact to our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S.  The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  We are required to adopt this ASU beginning in our first quarter of 2019; however, we are permitted to adopt this ASU as early as our first quarter of 2018. This ASU allows for either full-retrospective or modified-retrospective adoption. We expect that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to our distributors will be generally earlier than under the existing revenue recognition guidance. We are evaluating the effects of our adoption of this ASU on our financial statements.

Proposed Acquisition of Inotera

In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera for 30 New Taiwan dollars per share in cash (equivalent to approximately $0.95 per share, assuming 31.7 New Taiwan dollars per U.S. dollar, the exchange rate as of September 1, 2016). As of September 1, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest in Inotera was publicly held. Based on the exchange rate as of September 1, 2016, we estimate the aggregate consideration payable for the 67% of Inotera shares not owned by us would be approximately $4.1 billion.

On March 29, 2016, the transaction was approved by the shareholders of Inotera, including Nanya and certain of Nanya's affiliates (which approval was provided pursuant to voting and support agreements). Under the voting and support agreements, the parties have further agreed not to transfer any of their Inotera shares so long as the voting and support agreements are in effect. These agreements will terminate automatically upon the termination of the agreement to purchase the Inotera shares. On October 11, 2016, the Inotera board set the date for the closing of the transaction to be December 6, 2016. There can be no assurance that the Inotera transaction will be consummated, which is subject to certain termination rights and various conditions, including but not limited to:

•	the receipt of necessary regulatory approvals from authorities in Taiwan, which have been received;

•	the consummation and funding of the Term Loan Facility (described below); and

•	unless we determine otherwise, the consummation and funding of the Private Placement (described below).

Acquisition Financing

On October 11, 2016, we and Inotera, as co-borrowers, entered into a single-draw term loan facility (the "Term Loan Facility"), from which proceeds will be used to pay a portion of the acquisition consideration and any related transaction costs and to provide working capital for Inotera. In the second and third quarters of 2016, we entered into agreements with Nanya pursuant to which we have the option to issue a combination of shares of our common stock (the "Micron Shares") and 2.00% convertible senior notes due 2021 (the "2021 Convertible Notes") to Nanya, which is subject to regulatory approvals and various other conditions.

Term Loan Facility: The Term Loan Facility can be made in a single draw on or prior to July 10, 2017, subject to the satisfaction of customary conditions, up to a maximum aggregate borrowing amount of 80 billion New Taiwan dollars in cash (equivalent to $2.5 billion). The loan will bear interest at a variable rate equal to the three-month or six-month TAIBOR, at our or Inotera's option, plus a margin of 2.05% per annum, payable monthly in arrears. The loan will mature five years from the date it is made and principal is payable in six equal semi-annual installments, commencing thirty months after such loan is made.

The Term Loan Facility will be collateralized by certain assets including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary and the approximately 80% of the stock of Inotera held by MSTW following the consummation of the acquisition. Micron will guarantee all of Inotera's and MSTW’s obligations under the Term Loan Facility.

The Term Loan Facility contains affirmative and negative covenants which are customary for financings of this type, including covenants that limit or restrict the ability to create liens in or dispose of collateral securing obligations under the Term Loan Facility, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's distribution of cash dividends (subject to satisfaction of certain financial conditions). The Term Loan Facility also contains financial covenants as follows, which are tested semi-annually:

•	MSTW must maintain a consolidated ratio of total debt to EBITDA not higher than 5.50x in 2017 and 2018; and not higher than 4.50x through 2019 to 2021.

•
MSTW must maintain consolidated tangible net worth of not less than 4 billion New Taiwan dollars (equivalent to $126 million) in 2017 and 2018; not less than 6.5 billion New Taiwan dollars (equivalent to $205 million) in 2019 and 2020; and not less than 12 billion New Taiwan dollars (equivalent to $378 million) in 2021.

•	On a consolidated basis, we must maintain a ratio of total debt to EBITDA not higher than 3.50x in 2017; not higher than 3.00x in 2018 and 2019; and not higher than 2.50x in 2020 and 2021.

•	On a consolidated basis, we must maintain tangible net worth not less than $9 billion in 2017; not less than $12.5 billion in 2018 and 2019; and not less than $16.5 billion in 2020 and 2021.

If one or more of the required financial ratios is not maintained at the time the ratios are tested, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. In addition, if MSTW fails to maintain a required financial ratio for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owing under the Term Loan Agreement being accelerated to be immediately due and payable. Our failure to maintain a required consolidated financial ratio will only result in an increase to the applicable interest rate and will not constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains customary events of default.

Micron Shares: We have the option to issue Micron Shares in an amount up to 31.5 billion New Taiwan dollars (equivalent to $991 million, assuming 31.7 New Taiwan dollars per U.S. dollar) (the "Private Placement"), which would be used to fund a portion of the acquisition consideration. The per-share selling price for the Micron Shares would be equal to the greater of the New Taiwan dollar equivalent of (i) the average of the closing sale price of our common stock during the 30 consecutive trading day period ending on and including the 30th calendar day prior to the consummation of the Inotera acquisition or (ii) $10.00.

2021 Convertible Notes: We have the option to issue 12.6 billion New Taiwan dollars (equivalent to $396 million) in 2021 Convertible Notes in lieu of a corresponding value of Micron Shares so long as we also issue Micron Shares to Nanya of at least 6.3 billion New Taiwan dollars (equivalent to $198 million) pursuant to the Private Placement.

Technology Transfer and License Agreements with Nanya

In the second quarter of 2016, we entered into technology transfer and license agreements pursuant to which Nanya has the option to require us to transfer to Nanya certain technology and deliverables related to the next DRAM process node generation (the "1X Process Node") after our 20nm process node and the next DRAM process node generation after the 1X Process Node for Nanya's use. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technology based on revenues from products utilizing the technology, subject to an agreed cap, and we would also receive an equity interest in Nanya upon the achievement of certain milestones. Nanya's option becomes exercisable upon the closing of the Inotera acquisition transaction.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	September 1, 2016				September 3, 2015
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,258	$—	$—	$2,258	$1,684	$—	$—	$1,684
Level 1(2)
Money market funds	1,507	—	—	1,507	168	—	—	168
Level 2(3)
Certificates of deposit	373	33	—	406	311	28	23	362
Corporate bonds	—	142	235	377	2	616	1,261	1,879
Government securities	2	62	82	146	58	391	254	703
Asset-backed securities	—	12	97	109	—	8	575	583
Commercial paper	—	9	—	9	64	191	—	255
	$4,140	$258	$414	$4,812	$2,287	$1,234	$2,113	$5,634

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to such pricing information as of September 1, 2016.

Proceeds from sales of available-for-sale securities for 2016, 2015, and 2014 were $2.31 billion, $1.49 billion, and $355 million, respectively. Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of September 1, 2016, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Restricted Cash

As of September 1, 2016 and September 3, 2015, we had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $59 million and $45 million, respectively, valued using Level 2 fair value measurements.

Receivables

As of	2016	2015
Trade receivables	$1,765	$2,188
Income and other taxes	119	116
Other	184	203
	$2,068	$2,507

As of September 1, 2016 and September 3, 2015, other receivables included $53 million and $120 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash and 3D XPointTM memory.

Inventories

As of	2016	2015
Finished goods	$899	$785
Work in process	1,761	1,315
Raw materials and supplies	229	240
	$2,889	$2,340

Property, Plant, and Equipment

As of	2015	Additions	Retirements and Other	2016
Land	$88	$—	$57	$145
Buildings (includes $271 as of 2015 and $347 as of 2016 for capital leases)	5,358	1,340	(45)	6,653
Equipment(1) (includes $1,192 as of 2015 and $1,374 as of 2016 for capital leases)	21,020	5,541	(651)	25,910
Construction in progress(2)	436	79	(40)	475
Software	373	51	(2)	422
	27,275	7,011	(681)	33,605
Accumulated depreciation (includes $717 as of 2015 and $492 as of 2016 for capital leases)	(16,721)	(2,863)	665	(18,919)
	$10,554	$4,148	$(16)	$14,686

(1)	Included costs related to equipment not placed into service of $1.47 billion and $928 million, as of September 1, 2016 and September 3, 2015, respectively.

(2)	Included building-related construction and tool installation costs on assets not placed into service.

Depreciation expense was $2.86 billion, $2.55 billion, and $1.99 billion for 2016, 2015, and 2014, respectively. Other noncurrent assets included land held for development of $58 million as of September 3, 2015. As of September 1, 2016, production equipment, buildings, and land with an aggregate carrying value of $1.97 billion were pledged as collateral under various notes payable. Interest capitalized as part of the cost of property, plant, and equipment was $43 million, $20 million, and $4 million for 2016, 2015, and 2014, respectively.

Equity Method Investments

As of	2016		2015
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$1,314	33%	$1,332	33%
Tera Probe	36	40%	38	40%
Other	14	Various	9	Various
	$1,364		$1,379

As of September 1, 2016, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was the $1.31 billion carrying value of our investment in Inotera.  We may also incur losses in connection with our rights and obligations to purchase all of Inotera's wafer production capacity under our supply agreement with Inotera.

We recognize our share of earnings or losses from our equity method investees generally on a two-month lag.  Included in our share of earnings for 2015 was $49 million related to Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward and the resulting tax provision in subsequent periods. Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2016	2015	2014
Inotera	$32	$445	$465
Tera Probe	(11)	1	11
Other	4	1	(2)
	$25	$447	$474

The summarized financial information in the tables below reflects aggregate amounts for our equity method investees. Financial information is presented for equity method investments as of the respective dates and for the periods through which we recorded our proportionate share of each investee's results of operations. Summarized results of operations are presented only for the periods subsequent to the acquisition, or through the disposition of, our ownership interests.

As of	2016	2015
Current assets	$1,222	$1,980
Noncurrent assets	4,294	3,038
Current liabilities	604	436
Noncurrent liabilities	411	119

For the year ended	2016	2015	2014
Net sales	$1,671	$2,647	$3,382
Gross margin	155	1,253	1,576
Operating income	199	1,191	1,371
Net income	184	1,361	1,339

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since 2009.  In the second quarter of 2016, we entered into agreements to acquire the remaining interest in Inotera. (See "Proposed Acquisition of Inotera" note.) In 2014, Inotera issued 400 million common shares in a public offering at a price equal to 31.50 New Taiwan dollars per share, which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased from 35% to 33% and we recognized a non-operating gain of $93 million in 2014.

As of September 1, 2016, the market value of our equity interest in Inotera was $1.80 billion based on the closing trading price of 26.70 New Taiwan dollars per share in an active market. As of September 1, 2016 and September 3, 2015, there were losses of $44 million and gains of $13 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. Effective beginning on January 1, 2016, the price for DRAM products purchased by us is based on a formula that equally shares margin between Inotera and us. We purchased $1.43 billion, $2.37 billion and $2.68 billion of DRAM products in 2016, 2015, and 2014 respectively. The current supply agreement with Inotera has an initial three-year term, which commenced on January 1, 2016, followed by a three-year wind-down period. Upon termination of the initial three-year term, the share of Inotera's capacity we would purchase would decline over the wind-down period. In 2016, we manufactured and sold specialized equipment to Inotera and recognized net sales of $55 million and margin of $16 million.

Tera Probe

In 2013, we acquired a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. In 2016 and 2015, we recorded impairment charges of $25 million and $10 million, respectively, within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price (Level 1 fair value measurement). As of September 1, 2016, our proportionate share of Tera Probe's underlying equity exceeded our investment balance by $40 million, which is expected to be accreted to earnings over a weighted-average period of seven years. We incurred manufacturing costs for services performed by Tera Probe of $70 million, $90 million, and $117 million in 2016, 2015, and 2014, respectively.

Other

Aptina: We held an equity interest in Aptina until the fourth quarter of 2014, at which time we sold our interest and recognized a non-operating gain of $119 million. For 2014, we recognized net sales of $43 million from products sold to and services performed for Aptina, and cost of goods sold of $37 million.

Intangible Assets and Goodwill

As of	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$757	$(402)	$864	$(416)
Other	1	—	2	(1)
	758	(402)	866	(417)
Non-amortizing assets
In-process R&D	108	—	—	—

	$866	$(402)	$866	$(417)

Goodwill(1)	$104		$23

(1)	Included in other noncurrent assets.

We perform an annual impairment assessment for goodwill and non-amortizing intangible assets in the fourth quarter of our fiscal year.

During 2016 and 2015, we capitalized $30 million and $98 million, respectively, for product and process technology with weighted-average useful lives of ten years and seven years, respectively. Amortization expense was $117 million, $117 million, and $110 million for 2016, 2015, and 2014, respectively.  The expected annual amortization expense for intangible assets held as of September 1, 2016 is $107 million for 2017, $93 million for 2018, $46 million for 2019, $30 million for 2020, and $25 million for 2021.

In the first quarter of 2016, we acquired Tidal Systems, Ltd., a developer of PCIe NAND Flash storage controllers, to enhance our NAND Flash controller technology for $148 million. In connection therewith, we recognized $108 million of in-process R&D; $81 million of goodwill, which was derived from expected cost reductions and other synergies and was assigned to our Storage Business Unit; and $41 million of deferred tax liabilities; which, in aggregate, represented substantially all of the purchase price. The in-process R&D was valued using a replacement cost approach, which included inputs of reproduction cost, including developer's profit, and opportunity cost. We will begin amortizing the in-process R&D when development is complete, which is estimated to be in 2018, and will amortize it over its then estimated useful life. The goodwill is not deductible for tax purposes.

Accounts Payable and Accrued Expenses

As of	2016	2015
Accounts payable	$1,186	$1,020
Property, plant, and equipment payables	1,649	577
Salaries, wages, and benefits	289	321
Related party payables	273	338
Customer advances	132	15
Income and other taxes	41	85
Other	309	255
	$3,879	$2,611

As of September 1, 2016 and September 3, 2015, related party payables included $266 million and $327 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of September 1, 2016 and September 3, 2015, related party payables also included $7 million and $11 million, respectively, due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

As of September 1, 2016, customer advances included $108 million, and other noncurrent liabilities also included $107 million, for amounts received from Intel in 2016 under a Trade Non-Volatile Memory supply agreement.

Debt

			2016			2015
Instrument	Stated Rate(1)	Effective Rate(1)	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.25%	$189	$680	$869	$161	$701	$862
Capital lease obligations(2)	N/A	N/A	380	1,026	1,406	326	466	792
1.258% notes	1.258%	1.97%	87	131	218	87	217	304
2022 senior notes	5.875%	6.14%	—	590	590	—	589	589
2022 senior secured term loan B	6.640%	7.10%	5	730	735	—	—	—
2023 senior notes	5.250%	5.43%	—	990	990	—	988	988
2023 senior secured notes	7.500%	7.69%	—	1,237	1,237	—	—	—
2024 senior notes	5.250%	5.38%	—	546	546	—	545	545
2025 senior notes	5.500%	5.56%	—	1,139	1,139	—	1,138	1,138
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(3)	2.375%	5.95%	—	204	204	—	197	197
2032D convertible senior notes(3)	3.125%	6.33%	—	154	154	—	150	150
2033E convertible senior notes(3)	1.625%	4.50%	—	168	168	217	—	217
2033F convertible senior notes(3)	2.125%	4.93%	—	271	271	264	—	264
2043G convertible senior notes	3.000%	6.76%	—	657	657	—	644	644
Other notes payable	2.485%	2.65%	95	185	280	34	171	205
			$756	$9,154	$9,910	$1,089	$6,252	$7,341
(1) As of September 1, 2016.

(2)	Weighted-average imputed rate of 3.3% and 3.7% as of September 1, 2016 and September 3, 2015, respectively.

(3)
Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended on June 30, 2016 did not exceed 130% of the conversion price per share, these notes were not convertible by the holders during the calendar quarter ended September 30, 2016. The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2016; therefore, these notes are convertible by the holders through December 31, 2016. The 2033 Notes were classified as current as of 2015 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

		2016			2015
As of	Expected Remaining Term (Years)(1)	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
MMJ creditor installment payments	3	$985	$(116)	$869	$1,012	$(150)	$862
Capital lease obligations	4	1,406	—	1,406	792	—	792
1.258% Notes	2	231	(13)	218	323	(19)	304
2022 Notes	5	600	(10)	590	600	(11)	589
2022 Term Loan B	6	750	(15)	735	—	—	—
2023 Notes	7	1,000	(10)	990	1,000	(12)	988
2023 Secured Notes	7	1,250	(13)	1,237	—	—	—
2024 Notes	7	550	(4)	546	550	(5)	545
2025 Notes	8	1,150	(11)	1,139	1,150	(12)	1,138
2026 Notes	9	450	(4)	446	450	(4)	446
2032C Notes	3	223	(19)	204	224	(27)	197
2032D Notes	5	177	(23)	154	177	(27)	150
2033E Notes	1	176	(8)	168	233	(16)	217
2033F Notes	3	297	(26)	271	297	(33)	264
2043G Notes(2)	12	1,025	(368)	657	1,025	(381)	644
Other notes payable	3	281	(1)	280	205	—	205
		$10,551	$(641)	$9,910	$8,038	$(697)	$7,341

(1)
Expected remaining term for amortization of the remaining unamortized discount and debt issuance costs as of September 1, 2016. Expected remaining term for capital lease obligations and other notes payable is the weighted-average remaining term.

(2) The 2043G Notes have an original principal amount of $820 million that accretes up to $917 million through the expected term in November 2028 and $1.03 billion at maturity in 2043. The discount is based on the principal at maturity.

The 2022 Term Loan B and 2023 Secured Notes are collateralized by substantially all of the assets of Micron and Micron Semiconductor Products, Inc. ("MSP"), a subsidiary of Micron, subject to certain permitted liens on such assets. Included in our consolidated balance sheet as of September 1, 2016 were $5.37 billion of assets which collateralize these notes. The 2022 Term Loan B and 2023 Secured Notes are structurally subordinated to the indebtedness and other liabilities of all of Micron's subsidiaries that do not guarantee these debt obligations. As of September 1, 2016, only MSP guarantees these notes. Our convertible and other senior notes are unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness, and are effectively subordinated to all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  As of September 1, 2016, Micron had $5.17 billion of unsecured debt (net of unamortized discount and debt issuance costs), including all of its convertible notes and the 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, and 2026 Notes, that was structurally subordinated to all liabilities of its subsidiaries, including trade payables. Micron guarantees certain debt obligations of its subsidiaries, but does not guarantee the MMJ creditor installment payments.  Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of Micron's other existing and future unsecured indebtedness.

MMJ Creditor Installment Payments

Under the MMJ Companies' corporate reorganization proceedings, which set forth the treatment of the MMJ Companies' pre-petition creditors and their claims, the MMJ Companies were required to pay 200 billion yen, less certain expenses of the reorganization proceedings and other items, to their secured and unsecured creditors in seven annual installment payments (the "MMJ Creditor Installment Payments"). The MMJ Creditor Installment Payments do not provide for interest and as a result of our acquisition of the MMJ Companies in 2013, we recorded the MMJ Creditor Installment Payments at fair value. The fair-value discount is accreted to interest expense over the term of the installment payments.

Under the MMJ Companies' corporate reorganization proceedings, the secured creditors of MMJ will recover 100% of the amount of their fixed claims in six annual installment payments through December 2018 and the unsecured creditors will recover at least 17.4% of the amount of their fixed claims in seven annual installment payments through December 2019. The secured creditors of MAI were paid in full with a portion of the first installment payment made in October 2013, while the unsecured creditors of MAI will recover 19% of the amount of their claims in seven installment payments through December 2019. The remaining portion of the unsecured claims of the creditors of the MMJ Companies not recovered pursuant to the corporate reorganization proceedings will be discharged, without payment, through December 2019.

The following table presents the remaining amounts of MMJ Creditor Installment Payments (stated in Japanese yen and U.S. dollars) and the amount of unamortized discount as of September 1, 2016:

2017	¥19,884	$192
2018	19,884	192
2019	29,507	285
2020	32,686	316
	101,961	985
Less unamortized discount	(12,121)	(116)
	¥89,840	$869

Pursuant to the terms of an Agreement on Support for Reorganization Companies that we entered into in the fourth quarter of 2012 with the trustees of the MMJ Companies' pending corporate reorganization proceedings, we entered into a series of agreements with the MMJ Companies, including supply agreements, research and development services agreements, and general services agreements, which are intended to generate operating cash flows to meet the requirements of the MMJ Companies' businesses, including the funding of the MMJ Creditor Installment Payments.

Capital Lease Obligations

In 2016, we recorded capital lease obligations aggregating $882 million, including $765 million related to equipment sale-leaseback transactions, at a weighted-average effective interest rate of 3.1%, with a weighted-average expected term of five years. In 2015, we recorded capital lease obligations aggregating $324 million, including $291 million related to equipment sale-leaseback transactions, at a weighted-average effective interest rate of 3.2%, with a weighted-average expected term of four years.

1.258% Notes

In 2014, we issued $462 million in principal amount of the 1.258% Notes, which mature in January 2019. The 1.258% Notes are collateralized by certain equipment, which had a carrying value of $22 million as of September 1, 2016. The principal amount of the 1.258% Notes is payable in 10 semiannual installments in January and July of each year. The Export-Import Bank of the United States (the "Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal and interest on the 1.258% Notes, for which we paid $23 million.

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

Cash Redemption at Our Option: At any time prior to the maturity date, we may redeem the 1.258% Notes, in whole or in part, at a price equal to the principal amount to be redeemed plus a make-whole premium as described in the indenture, together with accrued and unpaid interest.

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

2022 Senior Secured Term Loan B

On April 26, 2016, we entered into the 2022 Term Loan B and drew an aggregate principal amount of $750 million which is due April 2022. Issuance costs for the 2022 Term Loan B totaled $16 million, which included an original issue discount of 1% of the initial aggregate principal amount.

The 2022 Term Loan B bears interest, at our election, of either (1) a base rate plus 5.00%, which base rate is defined as the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) a one-month London Interbank Offered Rate ("LIBOR") plus 1.0%, or (2) an up to twelve-month LIBOR, subject to certain adjustments, plus 6.00%. We may, from time to time, elect to convert outstanding term loans from one rate to another. Principal payments are due quarterly beginning on September 30, 2016 in an amount equal to 0.25% of the initial aggregate principal amount with the balance due at maturity and may be prepaid without penalty. Interest is payable at least quarterly, but may be monthly if we elect a monthly LIBOR rate. We are also obligated to pay certain customary fees for a credit facility of this size and type. On October 27, 2016, we amended our 2022 Term Loan B to reduce the margins added to the base rate from 5.00% to 2.75% and to the adjusted LIBOR rate from 6.00% to 3.75%.

The 2022 Term Loan B contains covenants that, among other things, limit, in certain circumstances, the ability of Micron and/or its domestic restricted subsidiaries, as defined above, to (1) create or incur certain liens and enter into sale-leaseback financing transactions; (2) in the case of domestic restricted subsidiaries, create, assume, incur, or guarantee additional indebtedness; and (3) in the case of Micron, consolidate or merge with or into, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of its assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications. The 2022 Term Loan B is guaranteed by MSP and collateralized by substantially all of the assets of MSP.

2023 Senior Secured Notes

On April 26, 2016, we issued $1.25 billion in principal amount of 2023 Secured Notes due September 2023. Issuance costs for the 2023 Secured Notes totaled $13 million.

The 2023 Secured Notes contain covenants that, among other things, limit, in certain circumstances, the ability of Micron and/or its domestic restricted subsidiaries to (1) create or incur certain liens and enter into sale-leaseback financing transactions; (2) in the case of domestic restricted subsidiaries, create, assume, incur, or guarantee additional indebtedness; and (3) in the case of Micron, consolidate or merge with or into, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of its assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications. The 2023 Secured Notes are guaranteed by MSP and collateralized by substantially all of the assets of MSP.

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

As of September 1, 2016, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table summarizes our convertible notes outstanding as of September 1, 2016:

	Holder Put Date(1)	Outstanding Principal	Underlying Shares	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
2032C Notes	May 2019	$223	23	$9.63	$12.52	$163
2032D Notes	May 2021	177	18	9.98	12.97	118
2033E Notes	February 2018	176	16	10.93	14.21	91
2033F Notes	February 2020	297	27	10.93	14.21	155
2043G Notes	November 2028	1,025	35	29.16	37.91	—
		$1,898	119			$527

(1)
The terms of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date prior to the contractual maturities of the notes at a price equal to the principal amount thereof plus accrued interest.

(2)
Holders have the right to convert all or a portion of their notes at a date prior to the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2016 for our 2032 Notes and 2033 Notes; therefore, those notes are convertible by the holders through December 31, 2016.

(3)	Based on our closing share price of $16.64 as of September 1, 2016.

Carrying amounts of the equity components of our convertible notes, which are included in additional capital in the accompanying consolidated balance sheets, were as follows:

As of	2016	2015
2032C Notes	$41	$41
2032D Notes	35	35
2033E Notes (excludes $16 million as of 2015 in mezzanine equity)	18	8
2033F Notes (excludes $33 million as of 2015 in mezzanine equity)	41	8
2043G Notes	173	173
	$308	$265

Interest expense for our convertible notes, consisting of contractual interest and amortization of discount and issuance costs, aggregated $87 million, $101 million, and $132 million for 2016, 2015, and 2014, respectively. Interest expense by note was as follows:

	Contractual Interest			Amortization of Discount and Issuance Costs
For the year ended	2016	2015	2014	2016	2015	2014
2032C Notes	$5	$8	$11	$7	$9	$12
2032D Notes	6	9	13	4	6	8
2033E Notes	3	5	5	5	7	7
2033F Notes	6	6	6	7	7	6
2043G Notes	31	31	24	13	13	9
Other notes	—	—	7	—	—	24
	$51	$59	$66	$36	$42	$66

2032C and 2032D Notes: Our 2032 Notes were issued in 2012 and are due in May 2032. The initial conversion rate for the 2032C Notes is 103.8907 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.63 per share of common stock. The initial conversion rate for the 2032D Notes is 100.1803 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.98 per share of common stock. Interest is payable in May and November of each year.

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

We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. It is our current intent to settle the principal amount of the 2032 Notes in cash upon any conversion. As a result, only the amounts payable in excess of the principal amounts upon conversion of the 2032 Notes are considered in diluted earnings per share under the treasury stock method.

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

2033E and 2033F Notes: Our 2033 Notes were issued in 2013 and are due in February 2033. The initial conversion rate for the 2033 Notes is 91.4808 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $10.93 per share of common stock. Interest is payable in February and August of each year.

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

2043G Notes: Our 2043G Notes were issued in 2014 and are due in November 2043. Each $1,000 of principal amount at maturity had an original issue price of $800. An amount equal to the difference between the original issue price and the principal amount at maturity will accrete in accordance with a schedule set forth in the indenture.  The original principal amount of $820 million accretes up to $1.03 billion at maturity in 2043. The initial conversion rate for the 2043G Notes is 34.2936 shares of common stock per $1,000 principal amount at maturity, equivalent to an initial conversion price of approximately $29.16 per share of common stock. Interest is payable in May and November of each year.

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

Other Facilities

Revolving Credit Facilities: On February 12, 2015, we entered into a senior five-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $750 million or 80% of the net outstanding balance of certain trade receivables, as defined in the facility agreement. Any amounts drawn are collateralized by a security interest in such trade receivables.  The credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on certain of our operations, assets, prospects, business, or condition, and including negative covenants that limit or restrict our ability to create liens on, or dispose of, the collateral underlying the obligations under this facility.  Interest is payable on any outstanding principal balance at a variable rate equal to the LIBOR plus an applicable margin ranging between 1.75% to 2.25%, depending upon the utilized portion of the facility.  On April 16, 2015, we drew $75 million under this facility. As of September 1, 2016, $75 million of principal was outstanding under this facility and $488 million was available for us to draw.

In connection with entering into the 2022 Term Loan B, on April 25, 2016, we terminated our revolving credit facility that was entered into on December 2, 2014, and repaid the $50 million outstanding principal amount.

Other: On May 28, 2015, we entered into a term loan agreement to obtain financing collateralized by certain property, plant, and equipment. On June 18, 2015, we drew $40 million under this arrangement. On December 1, 2015, we drew the remaining $174 million available under the facility. Amounts drawn are subject to a three-year loan, with equal quarterly principal payments beginning December 2015 and accrue interest at a variable rate equal to the three-month LIBOR plus a margin not to exceed 2.2%. As of September 1, 2016, the outstanding balance was $155 million.

Debt Restructure

2016 Debt Restructure: In 2016, we repurchased $57 million in aggregate principal amount of our 2033E Notes, which had a carrying value of $54 million, for $94 million in cash. The liability and equity components of the repurchased notes had previously been stated separately within debt and equity in our consolidated balance sheet. As a result, the repurchase decreased the carrying value of debt by $54 million and equity by $38 million.

2015 Debt Restructure: In 2015, we consummated a number of transactions to restructure our debt, including conversions and settlements, repurchases of convertible notes, issuances of non-convertible notes, and the early repayment of a note. The following table presents the effect of each of the actions in 2015:

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

•	Repurchases: Repurchased $368 million in aggregate principal amount of our 2032C Notes, 2032D Notes, 2033E Notes, and 2033F Notes.

•	Issuance: Issued $2.00 billion in aggregate principal amounts of 2023 Notes, 2024 Notes, and 2026 Notes.

2014 Debt Restructure: In 2014, we consummated a number of transactions to restructure our debt, including exchanges, conversions and settlements, repurchases of convertible notes, issuances of non-convertible notes, and early repayments of notes. The following table presents the net effect of each of the actions:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	(Decrease) in Equity	(Loss)(1)
Exchanges	$585	$282	$—	$(238)	$(49)
Conversions and settlements	(770)	(434)	(1,446)	(886)	(130)
Repurchases	(320)	(264)	(857)	(567)	(23)
Issuances	2,212	2,157	2,157	—	—
Early repayments	(336)	(332)	(339)	—	(3)
	$1,371	$1,409	$(485)	$(1,691)	$(205)

(1)	$184 million included in other non-operating expense and $21 million included in interest expense

•	Exchanges: Exchanged $440 million in aggregate principal amount of our 2027 Notes, 2031A Notes, and 2031B Notes into $1.03 billion principal amount at maturity of 2043G Notes.

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

•	Repurchases: Repurchased $320 million in aggregate principal amount of our convertible 2031B Notes, 2032C Notes, and 2032D Notes for an aggregate of $857 million in cash.

•	Issuances: Issued $600 million in principal amount of our 2022 Notes, $1.15 billion in principal amount of our 2025 Notes, and $462 million in principal amount of our 1.258% Notes.

•	Early Repayments: Repaid $332 million of notes and capital leases prior to their scheduled maturities.

Maturities of Notes Payable and Future Minimum Lease Payments

As of September 1, 2016, maturities of notes payable (including the MMJ Creditor Installment Payments) and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2017	$387	$423
2018	545	372
2019	562	315
2020	696	211
2021	185	73
2022 and thereafter	6,663	147
Unamortized discounts and interest, respectively	(534)	(135)
	$8,504	$1,406

Commitments

As of September 1, 2016, we had commitments of approximately $780 million for the acquisition of property, plant, and equipment.  We lease certain facilities and equipment under operating leases, for which expense was $46 million, $48 million, and $57 million for 2016, 2015, and 2014, respectively.  Minimum future operating lease commitments (including amounts attributed to the embedded operating lease in our Inotera supply agreement) as of September 1, 2016 were as follows:

2017	$419
2018	400
2019	127
2020	15
2021	11
2022 and thereafter	29
$1,001

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

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware.  The complaint alleges that a variety of our NAND Flash products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs.

On June 24, 2016, the President and Fellows of Harvard University filed a patent infringement action against Micron in the U.S. District Court for the District of Massachusetts. The complaint alleges that a variety of our DRAM products infringe two U.S. patents and seeks damages, injunctive relief, and other unspecified relief.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), which represents approximately 55% of our total shares in Inotera as of September 1, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation, or financial condition.  As of September 1, 2016, the Inotera Shares had a carrying value in equity method investments of $674 million and a market value of $996 million.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The 2033 Notes were convertible at the option of the holders as of September 3, 2015 and the aggregate difference between the principal amount and the carrying value of $49 million was classified as redeemable convertible notes in the accompanying consolidated balance sheet. Due to declines in the trading price of our common stock during 2016, the closing price of our common stock did not meet or exceed the thresholds for the calendar quarter ended June 30, 2016; therefore, the 2033 Notes were not convertible by the holders during the calendar quarter ended September 30, 2016. As a result, in 2016, the 2033 Notes were classified as noncurrent debt and the aggregate difference between the principal amount and the carrying value were reclassified from redeemable convertible notes to additional capital.

The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2016; therefore, the 2033 Notes, as well as the 2032 Notes, are convertible by the holders through December 31, 2016.

Equity

Micron Shareholders' Equity

Common Stock Repurchases:  Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through 2016, we had repurchased 49 million shares for $956 million (including commissions) through open-market transactions pursuant to such authorization, which were recorded as treasury stock. Further repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Outstanding Capped Calls: We have capped calls intended to reduce the effect of potential dilution from our convertible notes.  The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on their expiration dates. The amounts receivable vary based on the trading price of our stock, up to the cap prices. As of September 1, 2016, the dollar value of cash or shares that we would receive from capped calls upon their expiration date ranges from $0, if the trading price of our stock is below strike prices for all capped calls, to $719 million, if the trading price of our stock is at or above the cap prices for all capped calls.  Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration. We paid $103 million in 2012 to purchase the 2032 Capped Calls and $48 million in 2013 to purchase the 2033 Capped Calls. The amounts paid were recorded as charges to additional capital.

The following table presents information related to outstanding capped calls as of September 1, 2016:

Capped Calls				Strike Price	Cap Price Range		Underlying Common Shares	Value at Expiration
	Expiration Dates				Low	High		Minimum	Maximum
2032C	Nov 2016	–	Nov 2017	$9.80	$14.62	$15.69	50	$—	$279
2032D	Nov 2016	–	May 2018	10.16	14.62	16.04	44	—	244
2033E	Jan 2018	–	Feb 2018	10.93	14.51	14.51	27	—	98
2033F	Jan 2020	–	Feb 2020	10.93	14.51	14.51	27	—	98
							148	$—	$719

Expiration and Unwind of Capped Calls: A portion of our 2032C Capped Calls and 2031 Capped Calls expired in 2016. We elected share settlement and received 2 million shares of our stock, equal to a value of $23 million, based on the trading stock price at the time of expiration. The shares received were recorded as treasury stock. A portion of our 2031 Capped Calls expired in 2015. We elected share settlement and received 3 million shares of our stock, equal to a value of $50 million based on the trading stock price at the time of expiration. In 2014, we and the counterparties agreed to terminate and unwind a portion of our 2031 Capped Calls. We elected share settlement and received 3 million shares of our stock, equal to a value of approximately $86 million based on the trading stock price at the time of the unwind. The shares received in 2014 were retired from treasury stock in 2014.

Shareholder Rights Plan: On July 20, 2016, our board of directors adopted a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding. The Rights Agreement is intended to avoid an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve our current ability to utilize certain net operating loss and credit carryforwards. In general, an ownership change will occur when the percentage of our ownership by one or more 5% shareholders has increased by more than 50% at any time during the prior three years. Pursuant to the Rights Agreement, if a shareholder (or group) acquires beneficial ownership of 4.99% or more of the outstanding shares of our common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of our common stock at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change. The Rights Agreement is subject to shareholder approval at the Company’s Fiscal 2016 Annual Meeting of Shareholders. If not approved by the shareholders, the Rights Agreement will terminate on July 19, 2017.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the year ended September 1, 2016, were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
Balance as of September 3, 2015	$—	$(5)	$(3)	$21	$13
Other comprehensive income (loss)	(49)	10	3	(13)	(49)
Amount reclassified out of accumulated other comprehensive income	—	(3)	—	(1)	(4)
Tax effects	—	—	—	5	5
Other comprehensive income (loss)	(49)	7	3	(9)	(48)
Balance as of September 1, 2016	$(49)	$2	$—	$12	$(35)

Noncontrolling Interests in Subsidiaries

As of	2016		2015
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$832	49%	$829	49%
MP Mask	—	—%	93	50%
Other	16	Various	15	Various
	$848		$937

IMFT: Since IMFT's inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel that manufactures NAND Flash and 3D XPoint memory products exclusively for the members. The members share the output of IMFT generally in proportion to their investment. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. On January 5, 2016, we amended the IMFT joint venture agreement to change the dates of the buy-sell rights. Pursuant to the amendment, commencing in January 2016, Intel can put to us, and commencing in January 2019, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time either member exercises its right. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory. Our R&D expenses were reduced by reimbursements from Intel of $205 million, $224 million, and $137 million for 2016, 2015, and 2014, respectively.

Our sales include Non-Trade Non-Volatile Memory, which primarily consists of products sold to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Non-Trade Non-Volatile Memory sales were $501 million, $463 million, and $475 million for 2016, 2015, and 2014, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	2016	2015
Assets
Cash and equivalents	$98	$134
Receivables	89	79
Inventories	68	65
Other current assets	6	7
Total current assets	261	285
Property, plant, and equipment, net	1,792	1,768
Other noncurrent assets	50	49
Total assets	$2,103	$2,102

Liabilities
Accounts payable and accrued expenses	$175	$182
Deferred income	7	9
Current debt	16	22
Total current liabilities	198	213
Long-term debt	66	49
Other noncurrent liabilities	94	100
Total liabilities	$358	$362
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its members:

For the year ended	2016	2015	2014
IMFT distributions to Micron	$36	$6	$10
IMFT distributions to Intel	34	6	10
Micron contributions to IMFT	38	148	106
Intel contributions to IMFT	37	142	102

MP Mask: In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  Through May 5, 2016, we and Photronics each owned approximately 50% of MP Mask.  We purchased a substantial majority of the photomasks produced by MP Mask pursuant to a supply arrangement. On May 5, 2016 we acquired Photronics' interest in MP Mask for $93 million, at which time MP Mask ceased to be a variable interest entity and became a wholly-owned subsidiary.

The assets and liabilities of MP Mask included in our September 3, 2015 consolidated balance sheets were as follows:

As of	2015
Current assets	$21
Noncurrent assets (primarily property, plant, and equipment)	180
Current liabilities	21
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

MMT: As of August 29, 2013, noncontrolling interests in MMT were 11%. In 2014, we purchased additional interests in MMT for an aggregate of $146 million. As of August 28, 2014, noncontrolling interests in MMT were less than 1%. As a result of the purchases of MMT shares in 2014, in aggregate, noncontrolling interests decreased by $180 million and additional capital increased by $34 million.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings of the MMJ Companies initiated in March 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of September 1, 2016 were $3.21 billion for the MMJ Group and $913 million for IMFT, which included cash and equivalents of $896 million for the MMJ Group and $98 million for IMFT.

As of September 1, 2016, our retained earnings included undistributed earnings from our equity method investees of $272 million.

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

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. In connection with our repurchases of debt in 2016, 2015, and 2014, we determined the fair value of the debt components of our convertible notes as if they were stand-alone instruments, using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours (Level 2).

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity and mezzanine equity components of our convertible notes) were as follows:

As of	2016		2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$7,257	$7,050	$5,020	$5,077
Convertible notes	2,408	1,454	2,508	1,472

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

The following summarizes our derivative instruments without hedge accounting designation, which consisted of forward contracts to purchase the noted currencies as a hedge of our net position in monetary assets:

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of September 1, 2016
Yen	$1,668	$—	$(10)
Singapore dollar	206	—	—
Euro	93	—	—
Other	85	—	(1)
	$2,052	$—	$(11)
As of September 3, 2015
Yen	$928	$—	$(24)
Singapore dollar	282	—	—
Euro	29	—	—
Other	167	1	—
	$1,406	$1	$(24)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net. Net gains (losses) for derivative instruments without hedge accounting designation were as follows:

For the year ended	2016	2015	2014
Foreign exchange contracts	$185	$(64)	$(27)
Convertible notes settlement obligations	—	7	(59)

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

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of September 1, 2016
Yen	$107	$2	$(1)
Euro	65	—	(1)
	$172	$2	$(2)
As of September 3, 2015
Yen	$81	$3	$—
Euro	12	—	—
	$93	$3	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For 2016, 2015, and 2014, we recognized $10 million of gains and $10 million and $4 million of losses, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not material in 2016, 2015, and 2014.  For 2016, 2015, and 2014, we reclassified gains of $3 million, $6 million, and $4 million, respectively, from accumulated other comprehensive income (loss) to earnings. As of September 1, 2016, the amount of net gains from cash flow hedges included in accumulated other comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was not material.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts.  Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of September 1, 2016 and September 3, 2015, amounts netted under our master netting arrangements were not material.

Equity Plans

As of September 1, 2016, 90 million shares were available for future awards under our equity plans.

Stock Options

Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options issued after February 2014 expire eight years from the date of grant. Options issued prior to February 2014 expire six years from the date of grant.

Option activity for 2016 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of September 3, 2015	44	$15.33
Granted	8	15.56
Exercised	(7)	6.96
Canceled or expired	(3)	20.59
Outstanding as of September 1, 2016	42	16.37	3.8	$193

Exercisable as of September 1, 2016	22	$12.67	2.4	$153
Expected to vest after September 1, 2016	19	20.53	5.4	39

The total intrinsic value was $52 million, $229 million, and $421 million for options exercised during 2016, 2015, and 2014, respectively.

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2016	2015	2014
Stock options granted	8	8	12
Weighted-average grant-date fair value per share	$6.94	$14.79	$9.64
Average expected life in years	5.5	5.6	4.9
Weighted-average expected volatility	47%	45%	48%
Weighted-average risk-free interest rate	1.7%	1.7%	1.6%

Stock price volatility was based on an average of historical volatility and the implied volatility derived from traded options on our stock. The expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options. The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date. No dividends were assumed in estimated option values.

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of September 1, 2016, there were 18 million shares of Restricted Stock Awards outstanding, of which 2 million were performance-based or market-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  Vesting for performance-based awards is contingent upon meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR.  Restricted Stock Awards activity for 2016 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of September 3, 2015	14	$23.88
Granted	10	15.40
Restrictions lapsed	(5)	19.89
Canceled	(1)	22.18
Outstanding as of September 1, 2016	18	20.24

Expected to vest after September 1, 2016	15	$20.57

For the year ended	2016	2015	2014
Restricted stock award shares granted	10	7	7
Weighted-average grant-date fair value per share	$15.40	$32.60	$21.88
Aggregate vesting-date fair value of shares vested	$71	$155	$115

Stock-based Compensation Expense

For the year ended	2016	2015	2014
Stock-based compensation expense by caption
Cost of goods sold	$76	$65	$39
Selling, general, and administrative	66	60	50
Research and development	49	42	25
Other	—	1	1
	$191	$168	$115

Stock-based compensation expense by type of award
Stock options	$79	$81	$61
Restricted stock awards	112	87	54
	$191	$168	$115

Stock-based compensation expense of $18 million and $9 million was capitalized and remained in inventory as of September 1, 2016 and September 3, 2015, respectively. As of September 1, 2016, $345 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized through the fourth quarter of 2020, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees

We have 401(k) retirement plans under which U.S. employees may contribute up to 75% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in our stock.  We match in cash eligible contributions from employees up to 5% of the employee's annual eligible earnings. Contribution expense for the 401(k) plans was $54 million, $55 million, and $44 million in 2016, 2015, and 2014, respectively.

Retirement Plans

We have pension plans in various countries.  The pension plans are only available to local employees and are generally government mandated.  As of September 1, 2016, the projected benefit obligations of our plans was $167 million and plan assets were $131 million. As of September 3, 2015, the projected benefit obligations of our plans was $132 million and plan assets were $105 million. Pension expense was not material for 2016, 2015, or 2014.

Restructure and Asset Impairments

For the year ended	2016	2015	2014
2016 Restructuring Plan	$58	$—	$—
Other	9	3	40
	$67	$3	$40

In the fourth quarter of 2016, we initiated a restructure plan in response to the current business environment and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan").  The 2016 Restructuring Plan includes the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we expect to incur charges of $80 million, substantially all in cash expenditures, of which $58 million was incurred in 2016, with the remainder in the early part of 2017. As of September 1, 2016, we had accrued liabilities of $24 million related to the 2016 Restructuring Plan, substantially all of which is expected to be paid in the first quarter of 2017. For 2016, restructure and asset impairment charges of $28 million, $22 million, $14 million, and $10 million were charged to our CNBU, SBU, MBU, and EBU operating segments, respectively.

For 2014, other included charges associated with workforce optimization activities and with our efforts to wind down our 200mm operations primarily in Agrate, Italy and Kiryat Gat, Israel. We incurred restructure and asset impairment charges included in our MBU and EBU operating segments of $21 million and $20 million, respectively.

Other Operating (Income) Expense, Net

For the year ended	2016	2015	2014
(Gain) loss on disposition of property, plant, and equipment	$(4)	$(17)	$10
Rambus settlement	—	—	233
Other	(2)	(28)	(11)
	$(6)	$(45)	$232

In December 2013, we settled all pending litigation between us and Rambus, Inc., including all antitrust and patent matters.  We also entered into a seven-year term patent cross-license agreement with Rambus, Inc. that allows us to avoid costs of patent-related litigation during the term.  The primary benefits we received from these arrangements were (1) the settlement and termination of all existing litigation, (2) the avoidance of future litigation expenses, and (3) the avoidance of future management and customer disruptions.  As a result, other operating expense for 2014 included a $233 million charge to accrue a liability, which reflected the discounted value of amounts due under this arrangement.

Other Non-Operating Income (Expense), Net

For the year ended	2016	2015	2014
Gain (loss) from changes in currency exchange rates	$(24)	$(27)	$(28)
Loss on restructure of debt	(4)	(49)	(184)
Gain from disposition of interest in Aptina	—	1	119
Gain from issuance of Inotera shares	—	—	93
Other	(26)	22	(25)
	$(54)	$(53)	$(25)

In 2016, we recognized other non-operating expense of $30 million to write off indemnification receivables upon the resolution of uncertain tax positions.

Income Taxes

For the year ended	2016	2015	2014
Income (loss) before income taxes, net income (loss) attributable to noncontrolling interests, and equity in net income (loss) of equity method investees
Foreign	$(353)	$2,431	$2,619
U.S.	72	178	114
	$(281)	$2,609	$2,733

Income tax (provision) benefit
Current
Foreign	$(27)	$(93)	$(46)
State	(1)	(1)	(2)
U.S. federal	—	6	(3)
	(28)	(88)	(51)
Deferred
U.S. federal	39	15	4
State	2	1	—
Foreign	(32)	(85)	(81)
	9	(69)	(77)
Income tax (provision) benefit	$(19)	$(157)	$(128)

Income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to income tax (provision) benefit was as follows:

For the year ended	2016	2015	2014
U.S. federal income tax (provision) benefit at statutory rate	$98	$(913)	$(956)
Foreign tax rate differential	(300)	515	474
Change in valuation allowance	63	260	544
Change in unrecognized tax benefits	52	(118)	(152)
Tax credits	48	53	11
State taxes, net of federal benefit	3	19	(39)
Noncontrolling investment transactions	—	57	—
Other	17	(30)	(10)
Income tax (provision) benefit	$(19)	$(157)	$(128)

We operate in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate. We operate in a number of locations outside the U.S., including Singapore and, to a lesser extent, Taiwan, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The benefit of tax incentive arrangements, which expire in whole or in part at various dates through 2030, were not material to our tax provision for 2016. These arrangements reduced our tax provision for 2015 and 2014 by $338 million (benefitting our diluted earnings per share by $0.29) and $286 million ($0.24 per diluted share), respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards.  Deferred tax assets and liabilities consist of the following:

As of	2016	2015
Deferred tax assets
Net operating loss and tax credit carryforwards	$3,014	$2,869
Accrued salaries, wages, and benefits	142	143
Other accrued liabilities	76	97
Other	65	86
Gross deferred tax assets	3,297	3,195
Less valuation allowance	(2,107)	(2,051)
Deferred tax assets, net of valuation allowance	1,190	1,144

Deferred tax liabilities
Debt discount	(170)	(207)
Property, plant, and equipment	(135)	(2)
Unremitted earnings on certain subsidiaries	(121)	(162)
Product and process technology	(81)	(43)
Other	(28)	(55)
Deferred tax liabilities	(535)	(469)

Net deferred tax assets	$655	$675

Reported as
Current deferred tax assets (included in other current assets)	$—	$104
Deferred tax assets	657	597
Current deferred tax liabilities (included in accounts payable and accrued expenses)	—	(4)
Deferred tax liabilities (included in other noncurrent liabilities)	(2)	(22)
Net deferred tax assets	$655	$675

As of September 1, 2016, we had a full valuation allowance of $1.16 billion against U.S. net deferred tax assets, primarily related to net operating loss carryforwards. The valuation allowance is based on our assessment of the deferred tax assets that are more likely than not to be realized. As of September 1, 2016, we had partial valuation allowances of $765 million for Japan and $177 million for our other foreign subsidiaries against net deferred tax assets, primarily related to net operating loss carryforwards. As of September 1, 2016, we had $4.28 billion of net operating loss carryforwards in Japan of which $2.47 billion is subject to a valuation allowance. Our valuation allowance increased $56 million in 2016 primarily due to changes in foreign currencies offset by the utilization of U.S. and foreign net operating losses as well as adjustments based on management's assessment of the amount of foreign net operating losses that are more likely than not to be realized. Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowances. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Income taxes on U.S. operations for 2016 and 2015 were substantially offset by changes in the valuation allowance.

As of September 1, 2016, our federal, state, and foreign net operating loss carryforward amounts and expiration periods as reported to tax authorities, were as follows:

Year of Expiration	U.S. Federal	State	Japan	Other Foreign	Total
2017 - 2021	$—	$57	$3,653	$958	$4,668
2022 - 2026	—	273	628	284	1,185
2027 - 2031	2,321	1,092	—	—	3,413
2032 - 2036	1,575	517	—	—	2,092
Indefinite	—	—	—	522	522
	$3,896	$1,939	$4,281	$1,764	$11,880

As of September 1, 2016, our federal and state tax credit carryforward amounts and expiration periods as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	Federal	State	Total
2017 - 2021	$33	$59	$92
2022 - 2026	95	40	135
2027 - 2031	63	62	125
2032 - 2036	160	1	161
Indefinite	—	49	49
	$351	$211	$562

We have not recognized deferred tax assets of $325 million for excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting. These excess stock compensation benefits will be credited to additional capital if realized. We use the "with and without" method, as described in ASC 740, for purposes of determining when excess tax benefits have been realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liabilities.  Remaining undistributed earnings of $6.74 billion as of September 1, 2016 have been indefinitely reinvested; therefore, no provision has been made for taxes due on approximately $7.82 billion of the excess of the financial reporting amount over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested. Generally, this amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

For the year ended	2016	2015	2014
Beginning unrecognized tax benefits	$351	$228	$78
Settlements with tax authorities	(47)	(1)	(1)
Lapse of statute of limitations	(5)	(6)	(1)
Increases related to tax positions taken during current year	5	119	152
Increases related to tax positions from prior years	—	17	—
Foreign currency translation increases (decreases) to tax positions	—	(6)	1
Decreases related to tax positions from prior years	—	—	(1)
Ending unrecognized tax benefits	$304	$351	$228

Included in the unrecognized tax benefits balance as of September 1, 2016, September 3, 2015, and August 28, 2014 were $2 million, $53 million, and $66 million, respectively, of unrecognized income tax benefits, which if recognized, would affect our effective tax rate.  The decrease in unrecognized tax benefits in 2016 primarily related to the favorable resolution of certain prior year tax matters. We recognize interest and penalties related to income tax matters within income tax expense. As of September 3, 2015 and August 28, 2014, the amount accrued for interest and penalties related to uncertain tax positions was $16 million and $19 million, respectively, and were not material as of September 1, 2016. The resolution of tax audits or lapses of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2012 through 2016.  In addition, tax returns open to examination in Singapore, Japan, and Taiwan range from the years 2011 to 2016.  We believe that adequate amounts of taxes and related interest and penalties have been provided for, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations, or financial condition.

Earnings Per Share

For the year ended	2016	2015	2014
Net income (loss) available to Micron shareholders – Basic	$(276)	$2,899	$3,045
Dilutive effect related to equity method investment	—	(3)	(2)
Net income (loss) available to Micron shareholders – Diluted	$(276)	$2,896	$3,043

Weighted-average common shares outstanding – Basic	1,036	1,070	1,060
Dilutive effect of equity plans and convertible notes	—	100	138
Weighted-average common shares outstanding – Diluted	1,036	1,170	1,198

Earnings (loss) per share
Basic	$(0.27)	$2.71	$2.87
Diluted	(0.27)	2.47	2.54

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

For the year ended	2016	2015	2014
Equity plans	60	18	7
Convertible notes	119	18	26

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

For the year ended	2016	2015	2014
Net sales
CNBU	$4,529	$6,725	$7,333
SBU	3,262	3,687	3,480
MBU	2,569	3,692	3,627
EBU	1,939	1,999	1,774
All Other	100	89	144
	$12,399	$16,192	$16,358

Operating income (loss)
CNBU	$(134)	$1,481	$1,957
SBU	(205)	(89)	255
MBU	39	1,126	683
EBU	433	435	331
All Other	35	45	94
Unallocated	—	—	(233)
	$168	$2,998	$3,087

Depreciation and amortization expense included in operating income was as follows:

For the year ended	2016	2015	2014
CNBU	$1,147	$1,058	$878
SBU	848	765	512
MBU	584	513	475
EBU	381	322	226
All Other	20	9	12
	$2,980	$2,667	$2,103

Product Sales

For the year ended	2016	2015	2014
DRAM	$7,207	$10,339	$11,164
Non-Volatile Memory
Trade	4,138	4,811	3,993
Non-Trade	501	463	475
Other	553	579	726
	$12,399	$16,192	$16,358

Trade Non-Volatile Memory includes NAND Flash and 3D XPoint memory. Non-Trade Non-Volatile Memory primarily consists of Non-Volatile Memory products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost. Sales of MCP products, which combine both NAND Flash and DRAM components, are reported within Trade Non-Volatile Memory. Sales of NOR Flash products are included in Other.

Certain Concentrations

Markets with concentrations of net sales were approximately as follows:

For the year ended	2016	2015	2014
Compute and graphics	20%	25%	30%
Mobile	20%	25%	20%
SSDs and other storage	20%	20%	20%
Automotive, industrial, medical, and other embedded	15%	10%	10%
Server	10%	15%	10%

Customer concentrations included net sales to Intel, including Non-Trade Non-Volatile Memory through IMFT, of 14% for 2016 and net sales to Kingston of 11% and 10% for 2015 and 2014, respectively. Substantially all of our sales to Intel were included in our SBU and CNBU segments, and substantially all of our sales to Kingston were included in our CNBU and SBU segments.

We generally have multiple sources of supply for our raw materials and production equipment; however, only a limited number of suppliers are capable of delivering certain raw materials and production equipment that meet our standards. In some cases, materials or production equipment are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-rate debt securities, trade receivables, and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor and monitoring credit risk of bank counterparties on an ongoing basis. A concentration of credit risk may exist with respect to receivables as a substantial portion of our customers are affiliated with the computing industry. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced material losses on receivables. A concentration of risk may also exist with respect to derivatives as the number of counterparties to our currency hedges is limited and the notional amounts are relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions and through entering into master netting arrangements. Capped calls expose us to credit risk to the extent the counterparties may be unable to meet the terms of the agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

For the year ended	2016	2015	2014
China	$5,301	$6,658	$6,715
United States	1,925	2,565	2,551
Asia Pacific (excluding China, Taiwan, and Japan)	1,610	2,037	1,791
Taiwan	1,521	2,241	2,313
Europe	937	1,248	1,252
Japan	831	1,026	1,253
Other	274	417	483
	$12,399	$16,192	$16,358

Net property, plant, and equipment by geographic area was as follows:

As of	2016	2015
Singapore	$5,442	$3,238
United States	3,890	3,643
Japan	2,685	2,173
Taiwan	2,081	1,073
China	491	331
Other	97	96
	$14,686	$10,554

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,217	$2,898	$2,934	$3,350
Gross margin	579	498	579	849
Operating income (loss)	(32)	(27)	(5)	232
Net income (loss)	(170)	(215)	(96)	206
Net income (loss) attributable to Micron	(170)	(215)	(97)	206

Earnings (loss) per share
Basic	$(0.16)	$(0.21)	$(0.09)	$0.20
Diluted	(0.16)	(0.21)	(0.09)	0.19

Results of operations in the fourth quarter of 2016 included charges of $58 million related to the 2016 Restructuring Plan.

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,600	$3,853	$4,166	$4,573
Gross margin	970	1,202	1,405	1,638
Operating income	427	631	855	1,085
Net income	471	491	935	1,002
Net income attributable to Micron	471	491	934	1,003

Earnings per share
Basic	$0.44	$0.46	$0.87	$0.94
Diluted	0.42	0.42	0.78	0.84

Results of operations in the fourth, third, and first quarters of 2015 included losses of $1 million, $18 million, and $30 million, respectively, for losses on restructure of debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Micron Technology, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 1, 2016 and September 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 1, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
October 28, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 1, 2016.  The effectiveness of our internal control over financial reporting as of September 1, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, "Directors and Executive Officers of the Registrant," in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13, and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 1, 2016 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.
2.
Financial Statement Schedules:
Schedule I – Condensed Financial Information of the Registrant
Schedule II – Valuation and Qualifying Accounts

Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Exhibits.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended	September 1, 2016	September 3, 2015	August 28, 2014
Net sales	$5,529	$5,547	$5,819
Cost of goods sold	3,625	3,329	3,514
Gross margin	1,904	2,218	2,305

Selling, general, and administrative	266	299	264
Research and development	1,500	1,483	1,389
Other operating (income) expense, net	26	(12)	251
Operating income (loss)	112	448	401

Interest income (expense), net	(348)	(273)	(209)
Other non-operating income (expense), net	182	(85)	(119)
	(54)	90	73

Income tax (provision) benefit	10	38	18
Equity in earnings (loss) of subsidiaries	(224)	2,773	2,956
Equity in net loss of equity method investees	(8)	(2)	(2)
Net income (loss) attributable to Micron	(276)	2,899	3,045
Other comprehensive income (loss)	(48)	(43)	(7)
Comprehensive income (loss) attributable to Micron	$(324)	$2,856	$3,038

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED BALANCE SHEETS
(in millions except par value amounts)

As of	September 1, 2016	September 3, 2015
Assets
Cash and equivalents	$2,716	$721
Short-term investments	258	479
Receivables	102	133
Notes and accounts receivable from subsidiaries	1,159	1,091
Finished goods	49	77
Work in process	244	321
Raw materials and supplies	91	86
Other current assets	54	82
Total current assets	4,673	2,990
Investment in subsidiaries	12,897	13,051
Long-term marketable investments	414	932
Noncurrent notes receivable from and prepaid expenses to subsidiaries	709	163
Property, plant, and equipment, net	2,026	1,679
Other noncurrent assets	412	488
Total assets	$21,131	$19,303

Liabilities and equity
Accounts payable and accrued expenses	$916	$677
Short-term debt and accounts payable to subsidiaries	314	384
Current debt	75	655
Other current liabilities	16	8
Total current liabilities	1,321	1,724
Long-term debt	7,313	4,797
Other noncurrent liabilities	417	431
Total liabilities	9,051	6,952

Commitments and contingencies

Redeemable convertible notes	—	49

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,094 shares issued and outstanding (1,084 as of September 3, 2015)	109	108
Other equity	11,971	12,194
Total Micron shareholders' equity	12,080	12,302
Total liabilities and equity	$21,131	$19,303

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	September 1, 2016	September 3, 2015	August 28, 2014
Net cash provided by operating activities	$836	$996	$888

Cash flows from investing activities
Purchases of available-for-sale securities	(859)	(1,799)	(1,047)
Expenditures for property, plant, and equipment	(651)	(609)	(392)
(Payments) proceeds on loans to subsidiaries, net	(550)	65	379
Cash paid for acquisitions	(216)	(57)	—
Payments to settle hedging activities	(155)	(135)	(27)
Cash contributions to subsidiaries	(111)	(151)	(121)
Proceeds from sales of available-for-sale securities	1,015	1,045	355
Proceeds from maturities of available-for-sale securities	582	536	202
Proceeds from settlement of hedging activities	337	78	23
Cash distributions from subsidiaries	47	33	227
Cash received from disposition of interest in Aptina	6	1	105
Other	66	(8)	65
Net cash provided by (used for) investing activities	(489)	(1,001)	(231)

Cash flows from financing activities
Proceeds from issuance of debt	1,993	2,050	1,750
Proceeds from equipment sale-leaseback transactions	216	—	—
Proceeds from issuance of stock under equity plans	49	73	265
Repayments of debt	(332)	(1,645)	(2,469)
Cash paid to acquire treasury stock	(148)	(884)	(76)
Payments of licensing obligations	(83)	(82)	(47)
Other	(47)	(35)	(32)
Net cash provided by (used for) financing activities	1,648	(523)	(609)

Effect of changes in currency exchange rates on cash and equivalents	—	—	(1)

Net increase (decrease) in cash and equivalents	1,995	(528)	47
Cash and equivalents at beginning of period	721	1,249	1,202
Cash and equivalents at end of period	$2,716	$721	$1,249

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

These condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Micron's investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Micron's audited Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for the year ended September 1, 2016.

Debt

			2016			2015
Instrument(1)	Stated Rate(2)	Effective Rate(2)	Current	Long-Term	Total	Current	Long-Term	Total
Capital lease obligations(3)	N/A	N/A	$70	$171	$241	$174	$40	$214
2022 senior notes	5.875%	6.14%	—	590	590	—	589	589
2022 senior secured term loan B	6.460%	7.10%	5	730	735	—	—	—
2023 senior notes	5.250%	5.43%	—	990	990	—	988	988
2023 senior secured notes	7.500%	7.69%	—	1,237	1,237	—	—	—
2024 senior notes	5.250%	5.38%	—	546	546	—	545	545
2025 senior notes	5.500%	5.56%	—	1,139	1,139	—	1,138	1,138
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(4)	2.375%	5.95%	—	204	204	—	197	197
2032D convertible senior notes(4)	3.125%	6.33%	—	154	154	—	150	150
2033E convertible senior notes(4)	1.625%	4.50%	—	168	168	217	—	217
2033F convertible senior notes(4)	2.125%	4.93%	—	271	271	264	—	264
2043G convertible senior notes	3.000%	6.76%	—	657	657	—	644	644
Other	1.650%	1.65%	—	10	10	—	60	60
			$75	$7,313	$7,388	$655	$4,797	$5,452

(1)
Micron has either the obligation or the option to pay cash for the principal amount due upon conversion for all of its convertible notes. Micron's current intent is to settle in cash the principal amount of all of its convertible notes upon conversion.

(2) As of September 1, 2016.
(3) Weighted-average imputed rate of 3.4% and 4.5% as of September 1, 2016 and September 3, 2015, respectively.

(4)
Since the closing price of Micron's common stock for at least 20 trading days in the 30 trading day period ended on June 30, 2016 did not exceed 130% of the conversion price per share, these notes were not convertible by the holders during the calendar quarter ended September 30, 2016. The closing price of our common stock exceeded the thresholds for the calendar quarter ended September 30, 2016; therefore, these notes are convertible by the holders through December 31, 2016. The 2033 Notes were classified as current as of 2015 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

The 2022 Term Loan B and 2023 Secured Notes are collateralized by substantially all of the assets of Micron and Micron Semiconductor Products, Inc. ("MSP"), a subsidiary of Micron, subject to certain exceptions and permitted liens on such assets on an equal and ratable basis, subject to certain limitations. Included in Micron's balance sheet as of September 1, 2016 were $5.37 billion of assets which collateralize these notes. The 2022 Term Loan B Notes and 2023 Senior Secured Notes are structurally subordinated to the indebtedness and other liabilities of all of Micron's subsidiaries that do not guarantee these notes. As of September 1, 2016, only MSP guarantees these debt obligations. Micron's convertible and other senior notes are unsecured obligations that rank equally in right of payment with all of Micron's other existing and future unsecured indebtedness, and are effectively subordinated to all of Micron's other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  The convertible notes and the 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, and 2026 Notes of Micron are structurally subordinated to all liabilities of its subsidiaries, including trade payables. Micron guarantees certain debt obligations of its subsidiaries but does not guarantee the MMJ creditor installment payments. In addition, upon the consummation of the Inotera acquisition, Micron will guarantee all of Inotera's and MSTW’s obligations under the Term Loan Facility. As of September 1, 2016, Micron had guaranteed $1.08 billion of debt obligations of its subsidiaries. Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of its other existing and future unsecured indebtedness.

Capital Lease Obligations

Micron has various capital lease obligations due in periodic installments with a weighted-average remaining term of four years as of September 1, 2016. As of September 1, 2016 and September 3, 2015, Micron had production equipment with carrying values of $226 million and $140 million, respectively, under capital leases.

Convertible Senior Notes, Senior Secured Notes, and Other Senior Notes

For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt."

Other Facilities

In connection with entering into the 2022 Term Loan B on April 25, 2016, Micron terminated its revolving credit facility and repaid the $50 million outstanding principal amount. For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Other Facilities – Revolving Credit Facilities."

Maturities of Notes Payable and Future Minimum Lease Payments

As of September 1, 2016, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2017	$8	$77
2018	183	50
2019	231	44
2020	305	56
2021	195	33
2022 and thereafter	6,628	—
Unamortized discounts and interest, respectively	(403)	(19)
	$7,147	$241

Commitments

Micron has provided various financial guarantees issued in the normal course of business on behalf of its subsidiaries. These contracts include debt guarantees and guarantees of certain banking facilities. Micron enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. Micron has entered into agreements covering certain activities of its subsidiaries, and occasionally Micron may be required to perform under such agreements on behalf of its subsidiaries.

Micron has guaranteed the obligations of Micron Semiconductor Asia Pte. Ltd. ("MSA") and Micron Semiconductor (Xi'an) Co. Ltd. ("MXA"), each wholly-owned subsidiaries of Micron, in connection with a service agreement with Powertech Technology Inc. Xi'an ("PTI Xi'an") to provide assembly services to us at our manufacturing site in Xi'an, China. Micron would be required to pay the financial obligations of MSA and/or MXA in the event MSA and/or MXA fail to pay PTI Xi'an for services performed under the assembly services agreement. Micron's guarantee of MSA and of MXA extends through March 2022, the term of the assembly service agreement, but may be further extended through March 2024 if any party extends the assembly services agreement. The maximum potential amount of future payments Micron may be required to pay under this guarantee is indeterminable because the pricing and volume under the assembly services agreement are variable.

As of September 1, 2016, the maximum potential amount of future payments Micron could have been required to make under its debt guarantees was approximately $1.08 billion. Substantially all of this amount relates to guarantees for debt of wholly-owned entities whereby Micron would be obligated to perform under the guarantee if a subsidiary were to default on the terms of their debt arrangements. In the event of performance under the guarantee, Micron would be permitted to seek reimbursement from the subsidiary company(ies) through liquidation of the assets which were collateral under various debt instruments. At the time these contracts were entered into, the collateralized assets approximated the value of the outstanding guarantees. The majority of these guarantees expire at various times between March 2017 and June 2020. Micron guarantees a subsidiary credit facility that provides for up to $750 million of financing. As of September 1, 2016, $75 million of principal amount was outstanding under this facility.

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

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that Micron and its subsidiaries' products or manufacturing processes infringe their intellectual property rights. Micron has accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date. Micron is currently a party to various litigation regarding patent, commercial, and other matters. Micron is a party to the matters listed in the "Contingencies" note in the consolidated financial statements. For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies."

Redeemable Convertible Notes

For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Redeemable Convertible Notes."

Related Party Transactions

Substantially all of Micron's activities relate to manufacturing services performed for its subsidiaries and to royalties received for use of product and process technology. Micron's net sales to consolidated subsidiaries were $5.38 billion, $5.42 billion, and $5.64 billion for 2016, 2015, and 2014, respectively. Gross margins on manufacturing activities are commensurate with market rates for such services. Transactions between Micron and its consolidated subsidiaries are eliminated in consolidation.

Micron engages in various transactions with its equity method investees and eliminates the profits or losses on those transactions to the extent of its ownership interest until such time as the profits or losses are realized. Micron held an equity interest in Aptina through August 15, 2014. Net sales for 2014 included $43 million from products sold to and services performed for Aptina. Micron held an equity interest in Aptina until the fourth quarter of 2014, at which time it sold its interest and recognized a non-operating gain of $119 million. For further information regarding transactions between Micron and its equity method investees, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Other."

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

MICRON TECHNOLOGY, INC.

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year
Deferred Tax Asset Valuation Allowance
Year ended September 1, 2016	$2,051	$10	$(63)	$109	$2,107
Year ended September 3, 2015	2,443	—	(260)	(132)	2,051
Year ended August 28, 2014	3,155	—	(544)	(168)	2,443

3. Exhibits.

Exhibit Number	Description of Exhibit
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

2.4	English Translation of the Reorganization Plan of Elpida Memory, Inc. (6)
2.5	2016 Share Swap Agreement, dated February 3, 2016 by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd. and Inotera Memories, Inc. (33)
3.1	Restated Certificate of Incorporation of the Registrant (7)
3.2	Bylaws of the Registrant, Amended and Restated (28)
4.1	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032 (1)
4.2	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032 (1)
4.3	Form of 2032C Note (included in Exhibit 4.1) (1)
4.4	Form of 2032D Note (included in Exhibit 4.2) (1)
4.5	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.875% Convertible Senior Notes due 2031 (9)
4.6	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee (2)
4.7	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee (2)
4.8	Form of 2033E Note (included in Exhibit 4.6) (2)
4.9	Form of 2033F Note (included in Exhibit 4.7) (2)
4.10	Indenture, dated as of November 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association (10)
4.11	Form of New Note (included in Exhibit 4.10) (10)
4.12	Indenture dated as of December 16, 2013, by and among Micron Semiconductor Asia Pte., Ltd., Wells Fargo Bank, National Association, and Export-Import Bank of the United States (11)
4.13	Indenture dated as of February 10, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (12)
4.14	Form of Note (included in Exhibit 4.13) (12)
4.15	Indenture, dated as of July 28, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (13)
4.16	Form of Note (included in Exhibit 4.15) (13)
4.17	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (8)
4.18	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (8)
4.19	Form of Note (included in Exhibit 4.17) (8)
4.20	Form of Note (included in Exhibit 4.18) (8)
4.21	Indenture, dated as of February 3, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (32)
4.22	Form of Note (included in Exhibit 4.21) (32)

4.23
Indenture, dated as of April 26, 2016, by and among Micron Technology, Inc., the subsidiary guarantors from the time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (34)

4.24	Form of Note (included in Exhibit 4.23) (34)
4.25	Section 382 Rights Agreement, dated as of July 20, 2016 by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as rights agent (35)
10.1	Executive Officer Performance Incentive Plan, as Amended (31)
10.2	1997 Nonstatutory Stock Option Plan, as Amended (4)
10.3	1998 Nonstatutory Stock Option Plan, as Amended (4)
10.4	2001 Stock Option Plan, as Amended (4)
10.5	2001 Stock Option Plan Form of Agreement (15)
10.6	2004 Equity Incentive Plan, as Amended and Restated
10.7	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions
10.8	Amended and Restated 2007 Equity Incentive Plan
10.9	2007 Equity Incentive Plan Forms of Agreement
10.10	Nonstatutory Stock Option Plan, as Amended
10.11	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions
10.12	Numonyx Holdings B.V. Equity Incentive Plan (16)
10.13	Numonyx Holdings B.V. Equity Incentive Plan Forms of Agreement (16)
10.14*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (17)
10.15	Form of Indemnification Agreement between the Registrant and its officers and directors (11)
10.16*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (18)
10.17*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (18)
10.18	Form of Severance Agreement (19)
10.19
Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008 (14)

10.20*
2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE LTD, IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012 (20)

10.21*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (21)
10.22*	Amendment to the Master Agreement dated April 6, 2012, between Intel Corporation and Micron Technology, Inc. (21)
10.23*	Amended and Restated Supply Agreement dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC (21)
10.24*	Amended and Restated Supply Agreement dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC (21)
10.25*	Product Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia PTE LTD (21)
10.26*	Wafer Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Singapore (21)
10.27	Form of Capped Call Confirmation dated April 2012 (1)
10.28*	Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (22)
10.29*	Joint Venture Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc. and Nanya Technology Corporation (22)
10.30*
Facilitation Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (22)

10.31	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation (22)
10.32*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (23)
10.33*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc. (22)
10.34*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (23)
10.35*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (22)
10.36*	Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Memories, Inc. (22)
10.37*	English Translation of Front-End Manufacturing Supply Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc. (24)
10.38*	English Translation of Research and Development Engineering Services Agreement, dated July 31, 2013, by and between Micron Technology, Inc. and Elpida Memory, Inc. (6)
10.39*	English Translation of General Services Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc. (24)
10.40	Form of Capped Call Confirmation dated February 2013 (2)
10.41
Purchase Agreement, dated as of February 5, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (25)

10.42
Registration Rights Agreement, dated as of February 10, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (12)

10.43
Purchase Agreement, dated as of July 23, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (26)

10.44
Registration Rights Agreement dated as of July 28, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (13)

10.45
Credit Agreement dated as of December 2, 2014 among Micron Technology, Inc. and Micron Semiconductor Products, Inc., as Borrowers, HSBC Bank USA, N.A., as Administrative Agent, Co-Collateral Agent, Joint Lead Arranger and Joint Book Runner, and certain other financial institutions party thereto as additional agents and/or lenders (27)

10.46
Facility Agreement, dated February 12, 2015, among Micron Semiconductor Asia Pte. Ltd., as borrower, certain financial institutions party thereto, and The Hongkong and Shanghai Banking Corporation Limited, as facility agent, security agent and account bank. (29)

10.47*	2015 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (30)
10.48*	2016 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (30)
10.49*	Amended and Restated Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd. (37)
10.50*	Supplemental Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd. (37)
10.51*	Wafer Supply Agreement No. 3, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd. (37)
10.52*	First Amendment to the Wafer Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd. (37)
10.53
Purchase Agreement, dated as of April 27, 2015, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (8)

10.54*	2016 Technology Transfer and License Option Agreement for 1X Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation (36)
10.55*	2016 Technology Transfer and License Option Agreement for 1Y Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation (36)

10.56	Form of Voting and Support Agreement by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd., and Nanya Technology Corporation and certain of its affiliates (33)
10.57	2016 First Amendment to the Second Amended and Restated Operating Agreement dated January 5, 2016 by and among Micron Technology, Inc. and Intel Corporation (33)
10.58*	Amendment to Technology Transfer and License Option Agreement for 1X Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation (34)
10.59*	Amendment to Technology Transfer and License Option Agreement for 1Y Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation (34)
10.60	Security Agreement, dated as of April 26, 2016 made by Micron Technology, Inc. and certain subsidiaries in favor of U.S. Bank National Association, as collateral agent (34)
10.61
Credit Agreement, dated as of April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto (34)

10.62
Guarantee and Collateral Agreement, dated as of April 26, 2016, made by Micron Technology, Inc. and certain of its subsidiaries in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (34)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

(1)	Incorporated by reference to Current Report on Form 8-K dated April 12, 2012
(2)	Incorporated by reference to Current Report on Form 8-K dated February 6, 2013
(3)	Incorporated by reference to Current Report on Form 8-K/A dated July 2, 2012, and filed October 31, 2012
(4)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2012
(5)	Incorporated by reference to Current Report on Form 8-K dated October 29, 2012
(6)	Incorporated by reference to Current Report on Form 8-K dated July 31, 2013
(7)	Incorporated by reference to Current Report on Form 8-K dated January 26, 2015
(8)	Incorporated by reference to Current Report on Form 8-K dated April 27, 2015
(9)	Incorporated by reference to Current Report on Form 8-K dated July 26, 2011
(10)	Incorporated by reference to Current Report on Form 8-K dated November 12, 2013
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2014
(12)	Incorporated by reference to Current Report on Form 8-K dated February 10, 2014
(13)	Incorporated by reference to Current Report on Form 8-K dated July 28, 2014
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2008
(15)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(16)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-167536)
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(19)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2012
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013
(23)	Incorporated by reference to Quarterly Report on Form 10-Q/A Amendment 2 for the fiscal quarter ended February 28, 2013
(24)	Incorporated by reference to Current Report on Form 8-K/A dated July 31, 2013, and filed October 2, 2013
(25)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2014
(26)	Incorporated by reference to Current Report on Form 8-K dated July 23, 2014
(27)	Incorporated by reference to Current Report on Form 8-K dated December 8, 2014
(28)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2014
(29)	Incorporated by reference to Current Report on Form 8-K dated February 12, 2015
(30)	Incorporated by reference to Current Report on Form 8-K dated February 10, 2015
(31)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed on December 12, 2014
(32)	Incorporated by reference to Current Report on Form 8-K dated February 3, 2015
(33)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2016
(34)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 2, 2016
(35)	Incorporated by reference to Current Report on Form 8-K dated July 20, 2016
(36)	Incorporated by reference to Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 3, 2016
(37)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 3, 2015

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 28th day of October 2016.

Micron Technology, Inc.
By:	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Mark Durcan	Chief Executive Officer	October 28, 2016
(D. Mark Durcan)	(Principal Executive Officer)

/s/ Ernest E. Maddock	Chief Financial Officer and	October 28, 2016
(Ernest E. Maddock)	Vice President, Finance
(Principal Financial and
Accounting Officer)

/s/ Robert L. Bailey	Director	October 28, 2016
(Robert L. Bailey)

/s/ Richard M. Beyer	Director	October 28, 2016
(Richard M. Beyer)

/s/ Patrick J. Byrne	Director	October 28, 2016
(Patrick J. Byrne)

/s/ Mercedes Johnson	Director	October 28, 2016
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 28, 2016
(Lawrence N. Mondry)

/s/ Robert E. Switz	Chairman of the Board	October 28, 2016
(Robert E. Switz)	Director