Form 10-Q
period 2016-12-01
MICRON TECHNOLOGY INC
filed 2017-01-09
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2016

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of January 3, 2017, was 1,102,751,846.

Definitions of Commonly Used Terms
As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2032 Notes	2032C and 2032D Notes	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2032C Notes	2.375% Convertible Senior Notes due 2032	MMJ	Micron Memory Japan, Inc.
2032D Notes	3.125% Convertible Senior Notes due 2032	MMJ Companies	MAI and MMJ
2033 Notes	2033E and 2033F Notes	MMJ Group	MMJ and its subsidiaries
2033E Notes	1.625% Convertible Senior Notes due 2033	MMT	Micron Memory Taiwan Co., Ltd.
2033F Notes	2.125% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2043G Notes	3.00% Convertible Senior Notes due 2043	Qimonda	Qimonda AG
Elpida	Elpida Memory, Inc.	R&D	Research and Development
IMFT	IM Flash Technologies, LLC	SG&A	Selling, General, and Administration
Inotera	Inotera Memories, Inc.	SSD	Solid-State Drive
Intel	Intel Corporation	TAIBOR	Taipei Interbank Offered Rate
Japan Court	Tokyo District Court	Tera Probe	Tera Probe, Inc.
MAI	Micron Akita, Inc.	VIE	Variable Interest Entity
MCP	Multi-Chip Package

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	December 1, 2016	December 3, 2015
Net sales	$3,970	$3,350
Cost of goods sold	2,959	2,501
Gross margin	1,011	849

Selling, general, and administrative	159	179
Research and development	470	421
Restructure and asset impairments	29	15
Other operating (income) expense, net	(6)	2
Operating income	359	232

Interest income	7	11
Interest expense	(139)	(96)
Other non-operating income (expense), net	(14)	(4)
	213	143

Income tax (provision) benefit	(31)	4
Equity in net income (loss) of equity method investees	(2)	59
Net income	180	206
Net income attributable to noncontrolling interests	—	—
Net income attributable to Micron	$180	$206

Earnings per share
Basic	$0.17	$0.20
Diluted	0.16	0.19

Number of shares used in per share calculations
Basic	1,040	1,035
Diluted	1,091	1,085

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	December 1, 2016	December 3, 2015
Net income	$180	$206

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	37	(90)
Gain (loss) on derivatives, net	(7)	(4)
Pension liability adjustments	(1)	(6)
Gain (loss) on investments, net	(1)	(3)
Other comprehensive income (loss)	28	(103)

Total comprehensive income	208	103
Comprehensive (income) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Micron	$208	$103

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	December 1, 2016	September 1, 2016
Assets
Cash and equivalents	$4,139	$4,140
Short-term investments	30	258
Receivables	2,453	2,068
Inventories	2,750	2,889
Other current assets	132	140
Total current assets	9,504	9,495
Long-term marketable investments	155	414
Property, plant, and equipment, net	15,321	14,686
Equity method investments	1,401	1,364
Intangible assets, net	445	464
Deferred tax assets	599	657
Other noncurrent assets	411	460
Total assets	$27,836	$27,540

Liabilities and equity
Accounts payable and accrued expenses	$4,155	$3,879
Deferred income	236	200
Current debt	1,155	756
Total current liabilities	5,546	4,835
Long-term debt	8,490	9,154
Other noncurrent liabilities	601	623
Total liabilities	14,637	14,612

Commitments and contingencies

Redeemable convertible notes	31	—

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,098 shares issued and outstanding (1,094 as of September 1, 2016)	110	109
Additional capital	7,777	7,736
Retained earnings	5,469	5,299
Treasury stock, 54 shares held (54 as of September 1, 2016)	(1,029)	(1,029)
Accumulated other comprehensive (loss)	(7)	(35)
Total Micron shareholders' equity	12,320	12,080
Noncontrolling interests in subsidiaries	848	848
Total equity	13,168	12,928
Total liabilities and equity	$27,836	$27,540

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	December 1, 2016	December 3, 2015
Cash flows from operating activities
Net income	$180	$206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	771	737
Amortization of debt discount and other costs	32	33
Stock-based compensation	46	46
Equity in net (income) loss of equity method investees	2	(59)
Change in operating assets and liabilities
Receivables	(401)	297
Inventories	139	(95)
Accounts payable and accrued expenses	299	2
Deferred income taxes, net	64	(1)
Other	6	(46)
Net cash provided by operating activities	1,138	1,120

Cash flows from investing activities
Expenditures for property, plant, and equipment	(1,264)	(990)
Payments to settle hedging activities	(173)	(46)
Purchases of available-for-sale securities	(84)	(510)
Proceeds from sales and maturities of available-for-sale securities	567	1,044
Other	64	(158)
Net cash provided by (used for) investing activities	(890)	(660)

Cash flows from financing activities
Repayments of debt	(188)	(197)
Payments on equipment purchase contracts	(24)	—
Cash paid to acquire treasury stock	(13)	(135)
Proceeds from issuance of stock under equity plans	29	15
Proceeds from issuance of debt	16	174
Contributions from noncontrolling interests	—	37
Other	(32)	(34)
Net cash provided by (used for) financing activities	(212)	(140)

Effect of changes in currency exchange rates on cash and equivalents	(37)	(2)

Net increase (decrease) in cash and equivalents	(1)	318
Cash and equivalents at beginning of period	4,140	2,287
Cash and equivalents at end of period	$4,139	$2,605

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

We are a global leader in advanced semiconductor systems. Our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, and NOR Flash, is the basis for solid-state drives, modules, multi-chip packages, and other system solutions. Our memory solutions enable the world's most innovative computing, consumer, enterprise storage, networking, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 1, 2016. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2017 and 2016 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 1, 2016.

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

Unconsolidated VIEs

Inotera: Prior to our acquisition of the remaining interest in Inotera on December 6, 2016, Inotera was a VIE because of the terms of its supply agreement with us. We had determined that we did not have the power to direct the activities of Inotera that most significantly impacted its economic performance, primarily due to limitations on our governance rights that required the consent of other parties for key operating decisions and due to Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we did not consolidate Inotera and we accounted for our interest under the equity method. (See "Equity Method Investments – Inotera" note.)

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

Consolidated VIE

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for additional cash requirements. The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities. In addition, IMFT manufactures certain products exclusively for us using our technology. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification within the statement of cash flows. We adopted this ASU as of the beginning of our first quarter of 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of the adoption of this ASU, we recognized deferred tax assets of $325 million for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The adoption did not have any other material impacts on our financial statements.

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provided additional guidance to customers about whether a cloud computing arrangement included a software license. Under ASU 2015-05, cloud computing arrangements that contain a software license should be accounted for in a manner consistent with the acquisition of other software licenses, otherwise customers should account for the arrangement as a service contract. ASU 2015-05 also removed the requirement to analogize to ASC 840-10 – Leases, to determine the asset acquired in a software licensing arrangement. We adopted this ASU as of the beginning of our first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amended the consolidation requirements in Accounting Standards Codification 810 – Consolidation. ASU 2015-02 made targeted amendments to the consolidation guidance for VIEs. We adopted this ASU as of the beginning of our first quarter of 2017 under a modified-retrospective approach. The adoption of this ASU did not have an impact on our financial statements.

Recently Issued Accounting Standards

In November 2016, the FASB issued ASU 2016-18 – Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for us beginning in our first quarter of 2019 with early adoption permitted and requires retrospective adoption. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16 – Intra-Entity Transfers Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU will be effective for us beginning in our first quarter of 2019 with early adoption permitted and requires modified retrospective adoption. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. We are required to adopt this ASU beginning in our first quarter of 2021; however, we are permitted to adopt this ASU as early as our first quarter of 2020. This ASU is required to be adopted using a modified retrospective approach, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us beginning in our first quarter of 2020 with early adoption permitted and is required to be adopted using a modified retrospective approach. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in our first quarter of 2019 and requires modified retrospective adoption. We are evaluating the effects of our adoption of this ASU on our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S. The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We are required to adopt this ASU beginning in our first quarter of 2019; however, we are permitted to adopt this ASU as early as our first quarter of 2018. This ASU allows for either full retrospective or modified retrospective adoption. We expect that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to our distributors will be generally earlier than under the existing revenue recognition guidance. We are evaluating the timing, method, and effects of our adoption of this ASU on our financial statements.

Acquisition of Inotera

On December 6, 2016, subsequent to the end of our first quarter of 2017, we acquired the 67% interest in Inotera not owned by us for an aggregate of $4.1 billion in cash (the "Inotera Acquisition"), funded with proceeds from the 2021 Term Loan (defined below), the sale of shares of our common stock to Nanya, and cash on hand. Prior to December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held.

Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and sold such products exclusively to us through supply agreements. As a result of the Inotera Acquisition, we expect to experience greater operational flexibility to drive new technology in products manufactured by Inotera, optimize the deployment of the cash flows of Inotera across our operations, and enhance our ability to adapt our product offerings to changes in market conditions.

We are evaluating the fair values of the accounting consideration transferred, assets acquired, and liabilities assumed. Our accounting for the Inotera Acquisition will include the fair value of our previously-held noncontrolling equity interest in Inotera as of the acquisition date as consideration, which differs from the per share amount paid to acquire the controlling interest in Inotera. We will recognize a gain or loss to the extent of the difference between the fair value and the carrying value as of the acquisition date. We expect to complete the provisional purchase price allocation for the Inotera Acquisition in our second quarter of 2017.

Acquisition Financing

2021 Term Loan: On December 6, 2016, we drew 80 billion New Taiwan dollars (equivalent to $2.5 billion) under a collateralized, five-year term loan that bears interest at a variable rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05% per annum (the "2021 Term Loan"). Principal under the 2021 Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 Term Loan is collateralized by certain assets including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary, and the 82% of stock of Inotera owned by MSTW.

The 2021 Term Loan contains affirmative and negative covenants, including covenants that limit or restrict our ability to create liens in or dispose of collateral securing obligations under the 2021 Term Loan, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's distribution of cash dividends (subject to satisfaction of certain financial conditions). The 2021 Term Loan also contains financial covenants as follows, which are tested semi-annually:

•	MSTW must maintain a consolidated ratio of total debt to adjusted EBITDA not higher than 5.5x in 2017 and 2018, and not higher than 4.5x in 2019 through 2021;

•
MSTW must maintain adjusted consolidated tangible net worth of not less than 4.0 billion New Taiwan dollars (equivalent to $125 million) in 2017 and 2018, not less than 6.5 billion New Taiwan dollars (equivalent to $203 million) in 2019 and 2020, and not less than 12.0 billion New Taiwan dollars (equivalent to $374 million) in 2021;

•	on a consolidated basis, we must maintain a ratio of total debt to adjusted EBITDA not higher than 3.5x in 2017, not higher than 3.0x in 2018 and 2019, and not higher than 2.5x in 2020 and 2021; and

•
on a consolidated basis, we must maintain adjusted tangible net worth not less than $9.0 billion in 2017, not less than $12.5 billion in 2018 and 2019, and not less than $16.5 billion in 2020 and 2021.

If one or more of the required financial ratios is not maintained at the time the ratios are tested, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. In addition, if MSTW fails to maintain a required financial ratio for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owed under the 2021 Term Loan being accelerated to be immediately due and payable. Our failure to maintain a required consolidated financial ratio will only result in an increase to the interest rate and will not constitute an event of default. The 2021 Term Loan also contains customary events of default and is guaranteed by Micron.

Micron Shares: In connection with the Inotera Acquisition, subsequent to the end of our first quarter of 2017, we sold 58 million shares of our common stock to Nanya for $981 million (the "Micron Shares"), of which 54 million were issued from treasury stock. The sale of the Micron Shares was exempt from the registration requirements of the Securities Act of 1933, as amended, and the Micron Shares are subject to certain restrictions on transfers. Our accounting for the Inotera Acquisition will include the fair value of the Micron Shares as of the acquisition date as consideration.

Technology Transfer and License Agreements with Nanya

Beginning effective December 6, 2016, under the terms of technology transfer and license agreements, Nanya has options to require us to transfer to Nanya for Nanya's use certain technology and deliverables related to the next DRAM process node generation after our 20nm process node (the "1X Process Node") and the next DRAM process node generation after the 1X Process Node. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technologies based on revenues from products utilizing the technologies, subject to specified caps, and we would also receive an equity interest in Nanya upon the achievement of certain milestones.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	December 1, 2016				September 1, 2016
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$3,923	$—	$—	$3,923	$2,258	$—	$—	$2,258
Level 1(2)
Money market funds	82	—	—	82	1,507	—	—	1,507
Level 2(3)
Certificates of deposit	134	3	—	137	373	33	—	406
Corporate bonds	—	14	71	85	—	142	235	377
Government securities	—	13	63	76	2	62	82	146
Asset-backed securities	—	—	21	21	—	12	97	109
Commercial paper	—	—	—	—	—	9	—	9
	$4,139	$30	$155	$4,324	$4,140	$258	$414	$4,812

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to such pricing information as of December 1, 2016.

Proceeds from sales of available-for-sale securities for the first quarters of 2017 and 2016 were $512 million and $407 million, respectively. Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of December 1, 2016, there were no available-for-sale securities that had been in a loss position for longer than 12 months. As of December 1, 2016 and September 1, 2016, we also had certificates of deposit classified as restricted cash (included in other noncurrent assets) of $2 million and $59 million, respectively, valued using Level 2 fair value measurements.

Receivables

As of	December 1, 2016	September 1, 2016
Trade receivables	$2,162	$1,765
Income and other taxes	135	119
Other	156	184
	$2,453	$2,068

As of December 1, 2016 and September 1, 2016, other receivables included $58 million and $53 million, respectively, due from Intel for amounts related to product design and process development activities under cost-sharing agreements for NAND Flash and 3D XPointTM memory.

Inventories

As of	December 1, 2016	September 1, 2016
Finished goods	$787	$899
Work in process	1,722	1,761
Raw materials and supplies	241	229
	$2,750	$2,889

Property, Plant, and Equipment

As of	September 1, 2016	Additions	Retirements and Other	December 1, 2016
Land	$145	$3	$(3)	$145
Buildings	6,653	183	(8)	6,828
Equipment(1)	25,910	1,282	(96)	27,096
Construction in progress(2)	475	(90)	3	388
Software	422	6	—	428
	33,605	1,384	(104)	34,885
Accumulated depreciation	(18,919)	(744)	99	(19,564)
	$14,686	$640	$(5)	$15,321

(1)	Included costs related to equipment not placed into service of $1.11 billion and $1.47 billion as of December 1, 2016 and September 1, 2016, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Depreciation expense was $744 million and $706 million for the first quarters of 2017 and 2016, respectively.

Equity Method Investments

As of	December 1, 2016		September 1, 2016
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$1,360	33%	$1,314	33%
Tera Probe	25	40%	36	40%
Other	16	Various	14	Various
	$1,401		$1,364

Equity in net income (loss) of equity method investees, net of tax, included the following:

Quarter ended	December 1, 2016	December 3, 2015
Inotera	$9	$52
Tera Probe	(12)	3
Other	1	4
	$(2)	$59

Inotera

We partnered with Nanya in Inotera, a Taiwan DRAM memory company, through December 6, 2016, at which time we acquired the remaining 67% interest in Inotera. As a result, we will consolidate Inotera's operating results beginning December 6, 2016. (See "Acquisition of Inotera" note.)

As of December 1, 2016, the market value of our equity interest in Inotera was $2.00 billion based on the closing trading price of 29.80 New Taiwan dollars per share in an active market. As of December 1, 2016 and September 1, 2016, there were losses of $9 million and $44 million, respectively, in accumulated other comprehensive (loss) for cumulative translation adjustments from our equity investment in Inotera.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. We purchased $504 million and $379 million of DRAM products from Inotera in the first quarters of 2017 and 2016, respectively.

Tera Probe

We have a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. In the first quarter of 2017, we recorded an impairment charge of $16 million within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price (Level 1 fair value measurement). As of December 1, 2016, our proportionate share of Tera Probe's underlying equity exceeded our investment balance by $52 million, which is expected to be accreted to earnings over a weighted-average period of seven years. We incurred manufacturing costs for services performed by Tera Probe for us of $16 million and $21 million in the first quarters of 2017 and 2016, respectively.

Intangible Assets and Goodwill

As of	December 1, 2016		September 1, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$757	$(421)	$757	$(402)
Other	1	—	1	—
	758	(421)	758	(402)
Non-amortizing assets
In-process R&D	108	—	108	—

Intangible assets	$866	$(421)	$866	$(402)

Goodwill(1)	$104		$104

(1)	Included in other noncurrent assets.

During the first quarters of 2017 and 2016, we capitalized $8 million and $9 million, respectively, for product and process technology with weighted-average useful lives of nine years. Amortization expense was $27 million and $31 million for the first quarters of 2017 and 2016, respectively. The expected amortization expense is $82 million for the remainder of 2017, $94 million for 2018, $46 million for 2019, $30 million for 2020, and $26 million for 2021.

Accounts Payable and Accrued Expenses

As of	December 1, 2016	September 1, 2016
Accounts payable	$1,304	$1,186
Property, plant, and equipment payables	1,583	1,649
Salaries, wages, and benefits	351	289
Related party payables	340	273
Customer advances	156	132
Income and other taxes	60	41
Other	361	309
	$4,155	$3,879

As of December 1, 2016 and September 1, 2016, related party payables included $329 million and $266 million, respectively, due to Inotera primarily for the purchase of DRAM products. As of December 1, 2016 and September 1, 2016, related party payables also included $11 million and $7 million, respectively, due to Tera Probe for probe services.

As of December 1, 2016 and September 1, 2016, customer advances included $130 million and $108 million, respectively, and other noncurrent liabilities also included $85 million and $107 million, respectively, for amounts received from Intel in 2016 under a Trade Non-Volatile Memory supply agreement.

Debt

			December 1, 2016			September 1, 2016
Instrument	Stated Rate(1)	Effective Rate(1)	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.52%	$156	$588	$744	$189	$680	$869
Capital lease obligations(2)	N/A	N/A	338	925	1,263	380	1,026	1,406
1.258% notes	1.258%	1.97%	87	132	219	87	131	218
2022 senior notes	5.875%	6.14%	—	591	591	—	590	590
2022 senior secured term loan B	4.360%	4.77%	5	729	734	5	730	735
2023 senior notes	5.250%	5.43%	—	990	990	—	990	990
2023 senior secured notes	7.500%	7.69%	—	1,237	1,237	—	1,237	1,237
2024 senior notes	5.250%	5.38%	—	546	546	—	546	546
2025 senior notes	5.500%	5.56%	—	1,139	1,139	—	1,139	1,139
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(3)	2.375%	5.95%	—	206	206	—	204	204
2032D convertible senior notes(3)	3.125%	6.33%	—	155	155	—	154	154
2033E convertible senior notes(3)	1.625%	4.50%	170	—	170	—	168	168
2033F convertible senior notes(3)	2.125%	4.93%	273	—	273	—	271	271
2043G convertible senior notes	3.000%	6.76%	—	661	661	—	657	657
Other notes payable	2.513%	2.65%	126	145	271	95	185	280
			$1,155	$8,490	$9,645	$756	$9,154	$9,910
(1) As of December 1, 2016.

(2)	Weighted-average imputed rate of 3.4% and 3.3% as of December 1, 2016 and September 1, 2016, respectively.

(3)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on September 30, 2016, these notes were convertible by the holders during the calendar quarter ended December 31, 2016. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended December 31, 2016; therefore, these notes are convertible by the holders through March 31, 2017. The 2033 Notes were classified as current as of December 1, 2016 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

Capital Lease Obligations

In the first quarter of 2016, we recorded capital lease obligations aggregating $51 million at a weighted-average effective interest rate of 6.5% and a weighted-average expected term of 12 years.

Convertible Senior Notes

As of December 1, 2016, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values for these notes exceeded the principal amounts by $683 million as of December 1, 2016.

2022 Senior Secured Term Loan B Repricing Amendment

On October 27, 2016, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the margins added to the base rate from 5.00% to 2.75% and to the adjusted LIBOR rate from 6.00% to 3.75%.

Other Facilities

On November 18, 2016, we entered into a five-year variable-rate facility agreement to obtain up to $800 million of financing, collateralized by certain production equipment, which may be utilized in multiple draws until June 10, 2017. Interest is payable quarterly at a rate equal to three-month LIBOR plus 2.4% per annum. Principal is payable in 16 equal quarterly installments beginning in March 2018. The facility agreement contains covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the facility agreement. The facility also contains a covenant that the ratio of the outstanding loan to the fair value of the equipment collateralizing the loan not exceed 0.8. If such ratio is exceeded, we are required to grant a security interest in additional equipment and/or prepay the loan in an amount sufficient to reduce such ratio to 0.8 or less. The facility agreement also contains customary events of default which could result in the acceleration of all amounts to be immediately due and payable and cancellation of all commitments under the facility agreement. On December 2, 2016, subsequent to the end of our first quarter of 2017, we drew $450 million under this facility.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of December 1, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The closing price of our common stock met the thresholds for conversion for the calendar quarter ended September 30, 2016; therefore, the 2033 Notes were convertible by the holders during the calendar quarter ended December 31, 2016. As a result, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $31 million was classified as redeemable convertible notes in the accompanying consolidated balance sheet. The closing price of our common stock did not meet the thresholds for the calendar quarter ended June 30, 2016; therefore, the 2033 Notes were not convertible by the holders as of September 1, 2016. Therefore, as of September 1, 2016, the 2033 Notes had been classified as noncurrent debt and the aggregate difference between the principal amount and the carrying value had been classified as additional capital.

Equity

Micron Shareholders' Equity

Treasury Stock: As of December 1, 2016, we held 54 million shares of treasury stock. All 54 million shares of treasury stock were included as part of the sale of the Micron Shares to Nanya subsequent to the end of our first quarter of 2017.

Outstanding Capped Calls: Our capped calls are intended to reduce the effect of potential dilution from our convertible notes and provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on the expiration dates. As of December 1, 2016, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock was below strike prices for all capped calls, to $719 million, if the trading price of our stock was at or above the cap prices for all capped calls.

Expiration of Capped Calls: A portion of our 2032C and 2032D Capped Calls expired in the first quarter of 2017. We elected share settlement and in the second quarter of 2017 received 4 million shares of our stock, equal to a value of $67 million, based on the volume-weighted trading stock prices at the expiration dates. The shares received were recorded as treasury stock.

Accumulated Other Comprehensive (Loss): Changes in accumulated other comprehensive (loss) by component for the quarter ended December 1, 2016 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
As of September 1, 2016	$(49)	$2	$—	$12	$(35)
Other comprehensive income (loss)	37	(9)	(1)	(1)	26
Tax effects	—	2	—	—	2
Other comprehensive income (loss)	37	(7)	(1)	(1)	28
As of December 1, 2016	$(12)	$(5)	$(1)	$11	$(7)

Noncontrolling Interests in Subsidiaries

As of	December 1, 2016		September 1, 2016
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$832	49%	$832	49%
Other	16	Various	16	Various
	$848		$848

IMFT: Since IMFT's inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel that manufactures NAND Flash and 3D XPoint memory products exclusively for the members. The members share the output of IMFT generally in proportion to their investment. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time either member exercises its right. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. In the first quarter of 2016, we and Intel contributed $38 million and $37 million, respectively, to IMFT.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses were reduced by reimbursements from Intel of $56 million and $46 million for the first quarters of 2017 and 2016, respectively.

Our sales include Non-Trade Non-Volatile Memory, which primarily consists of products sold to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Non-Trade Non-Volatile Memory sales to Intel were $123 million and $126 million for the first quarters of 2017 and 2016, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	December 1, 2016	September 1, 2016
Assets
Cash and equivalents	$77	$98
Receivables	83	89
Inventories	91	68
Other current assets	4	6
Total current assets	255	261
Property, plant, and equipment, net	1,748	1,792
Other noncurrent assets	47	50
Total assets	$2,050	$2,103

Liabilities
Accounts payable and accrued expenses	$131	$175
Deferred income	6	7
Current debt	53	16
Total current liabilities	190	198
Long-term debt	41	66
Other noncurrent liabilities	92	94
Total liabilities	$323	$358
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings the MMJ Companies initiated in March 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of December 1, 2016 were $3.13 billion for the MMJ Group and $895 million for IMFT, which included cash and equivalents of $684 million for the MMJ Group and $77 million for IMFT.

As of December 1, 2016, our retained earnings included undistributed earnings from our equity method investees of $290 million.

Fair Value Measurements

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (excluding the carrying value of the equity and mezzanine equity components of our convertible notes) were as follows:

As of	December 1, 2016		September 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$7,139	$6,917	$7,257	$7,050
Convertible notes	2,548	1,465	2,408	1,454

The fair values of our convertible notes were determined based on inputs that were observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). The fair values of our other debt instruments were estimated based on discounted cash flows using inputs that were observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our notes, when available, and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Derivative Instruments

We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities denominated in currencies other than the U.S. dollar. We do not use derivative instruments for speculative purpose.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: To hedge our exposures of monetary assets and liabilities to changes in currency exchange rates, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days. In addition, to mitigate the risk of the yen strengthening against the U.S. dollar on MMJ creditor installment payments due in December 2017 and 2018, we entered into forward contracts to purchase 18 billion yen on December 1, 2017 and 28 billion yen on December 3, 2018. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked-to-market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2).

In connection with the Inotera Acquisition, we borrowed 80 billion New Taiwan dollars. To hedge our currency exposure of this borrowing, in December 2016, subsequent to the end of our first quarter of 2017, we entered into a series of currency forward contracts to purchase an aggregate of 80 billion New Taiwan dollars under a rolling hedge strategy. The forward contracts expire at various dates through June 2017.

The following summarizes our derivative instruments without hedge accounting designation, which consisted of forward contracts to purchase the noted currencies as a hedge of our net position in monetary assets and liabilities:

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Liabilities(1)	Noncurrent Liabilities(2)
As of December 1, 2016
Yen	$1,396	$(18)	$(4)
Singapore dollar	204	(1)	—
Euro	175	—	—
Other	48	(1)	—
	$1,823	$(20)	$(4)
As of September 1, 2016
Yen	$1,668	$(10)	$—
Singapore dollar	206	—	—
Euro	93	—	—
Other	85	(1)	—
	$2,052	$(11)	$—

(1)	Included in accounts payable and accrued expenses – other.

(2)	Included in other noncurrent liabilities.

Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net. Net losses for foreign exchange contracts without hedge accounting designation were $178 million and $21 million for the first quarters of 2017 and 2016, respectively.

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We utilize currency forward contracts that generally mature within 12 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures. Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2).

For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense). Total notional amounts and gross fair values for derivative instruments with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)
As of December 1, 2016
Yen	$62	$—	$(6)
Euro	10	—	(1)
	$72	$—	$(7)
As of September 1, 2016
Yen	$107	$2	$(1)
Euro	65	—	(1)
	$172	$2	$(2)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For the first quarters of 2017 and 2016, we recognized losses of $9 million and $4 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges. The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not material in the first quarters of 2017 and 2016. For the first quarter of 2016, we reclassified gains of $1 million from accumulated other comprehensive income (loss) to earnings. As of December 1, 2016, $2 million of net gains from cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.

Equity Plans

As of December 1, 2016, 84 million shares were available for future awards under our equity plans.

Stock Options

Quarter ended	December 1, 2016	December 3, 2015
Stock options granted	2	2
Weighted-average grant-date fair value per share	$7.66	$7.99
Average expected life in years	5.7	5.6
Weighted-average expected volatility	46%	46%
Weighted-average risk-free interest rate	1.4%	1.5%
Expected dividend yield	0%	0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

Quarter ended	December 1, 2016	December 3, 2015
Restricted stock award shares granted	3	3
Weighted-average grant-date fair value per share	$18.22	$18.52

Stock-based Compensation Expense

Quarter ended	December 1, 2016	December 3, 2015
Stock-based compensation expense by caption
Cost of goods sold	$19	$18
Selling, general, and administrative	15	17
Research and development	12	11
	$46	$46

Stock-based compensation expense by type of award
Stock options	$17	$20
Restricted stock awards	29	26
	$46	$46

As of December 1, 2016, $369 million of total unrecognized compensation costs for unvested awards was expected to be recognized through the first quarter of 2021, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Restructure and Asset Impairments

Quarter ended	December 1, 2016	December 3, 2015
2016 Restructuring Plan	$29	$—
Other	—	15
	$29	$15

In the fourth quarter of 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan"). The 2016 Restructuring Plan includes the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we incurred charges of $29 million in the first quarter of 2017 and $58 million in the fourth quarter of 2016 and do not expect to incur additional material charges. As of December 1, 2016 and September 1, 2016, we had accrued liabilities of $17 million and $24 million, respectively, related to the 2016 Restructuring Plan. For the first quarter of 2017, the restructure and asset impairment charges related primarily to our CNBU and MBU operating segments.

Other Non-Operating Income (Expense), Net

Quarter ended	December 1, 2016	December 3, 2015
Loss from changes in currency exchange rates	$(12)	$(3)
Other	(2)	(1)
	$(14)	$(4)

Losses from changes in currency exchange rates for the first quarter of 2017 included net losses for foreign exchange contracts without hedge accounting designation of $178 million offset by revaluations of our monetary assets and liabilities.

Income Taxes

Our income tax (provision) benefit included the following:

Quarter ended	December 1, 2016	December 3, 2015
Utilization of and other changes in net deferred tax assets of MMJ and MMT	$(13)	$(22)
U.S. valuation allowance release resulting from business acquisition	—	41
Other, primarily non-U.S. operations	(18)	(15)
	$(31)	$4

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Income taxes on U.S. operations in the first quarters of 2017 and 2016 were substantially offset by changes in the valuation allowance.

We operate in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate and in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision for the first quarters of 2017 and 2016 by $40 million (benefitting our diluted earnings per share by $0.04) and $12 million ($0.01 per diluted share), respectively.

Earnings Per Share

Quarter ended	December 1, 2016	December 3, 2015
Net income available to Micron shareholders – Basic and Diluted	$180	$206

Weighted-average common shares outstanding – Basic	1,040	1,035
Dilutive effect of equity plans and convertible notes	51	50
Weighted-average common shares outstanding – Diluted	1,091	1,085

Earnings per share
Basic	$0.17	$0.20
Diluted	0.16	0.19

Antidilutive potential common shares that could dilute basic earnings per share in the future were 64 million and 66 million for the first quarters of 2017 and 2016, respectively.

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

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. In the first quarter of 2017, we revised the measure of segment profitability reviewed by our chief operating decision maker and, as a result, certain items are no longer allocated to our business units. Items not allocated are identified in the table below. Comparative periods have been revised to reflect these changes.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.

Quarter ended	December 1, 2016	December 3, 2015
Net sales
CNBU	$1,470	$1,139
MBU	1,032	834
SBU	860	884
EBU	578	479
All Other	30	14
	$3,970	$3,350

Operating income
CNBU	$204	$40
MBU	89	148
SBU	(45)	(14)
EBU	178	121
All Other	12	3
	438	298

Unallocated
Stock-based compensation	(46)	(46)
Restructure and asset impairments	(29)	(15)
Other	(4)	(5)
	(79)	(66)

Operating income	$359	$232

Certain Concentrations

Customer concentrations included net sales to Apple of 11% and Intel of 11% for the first quarter of 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding benefits from the Inotera Acquisition; changes in future depreciation expense; our pursuit of additional financing and debt restructuring; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2017; and the timing of payments for certain contractual obligations. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 1, 2016. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2017 and 2016 each contain 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

Our Management's Discussion and Analysis is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This discussion is organized as follows:

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

Acquisition of Inotera

On December 6, 2016, subsequent to the end of our first quarter of 2017, we acquired the 67% interest in Inotera not owned by us for an aggregate of $4.1 billion in cash (the "Inotera Acquisition"), funded with 80 billion New Taiwan dollars (equivalent to $2.5 billion) of proceeds from the 2021 Term Loan, the sale of shares of our common stock to Nanya, and cash on hand. Prior to December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held.

Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and sold such products exclusively to us through supply agreements. As a result of the Inotera Acquisition, we expect to experience greater operational flexibility to drive new technology in products manufactured by Inotera, optimize the deployment of the cash flows of Inotera across our operations, and enhance our ability to adapt our product offerings to changes in market conditions.

We are evaluating the fair values of the accounting consideration transferred, assets acquired, and liabilities assumed. Our accounting for the Inotera Acquisition will include the fair value of our previously-held noncontrolling equity interest in Inotera as of the acquisition date as consideration, which differs from the per share amount paid to acquire the controlling interest in Inotera. We will recognize a gain or loss to the extent of the difference between the fair value and the carrying value as of the acquisition date. We expect to complete the provisional purchase price allocation for the Inotera Acquisition in our second quarter of 2017.

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2017	% of Net Sales	2016	% of Net Sales	2016	% of Net Sales
Net sales	$3,970	100%	$3,350	100%	$3,217	100%
Cost of goods sold	2,959	75%	2,501	75%	2,638	82%
Gross margin	1,011	25%	849	25%	579	18%

Selling, general, and administrative	159	4%	179	5%	157	5%
Research and development	470	12%	421	13%	411	13%
Restructure and asset impairments	29	1%	15	—%	51	2%
Other operating (income) expense, net	(6)	—%	2	—%	(8)	—%
Operating income (loss)	359	9%	232	7%	(32)	(1)%

Interest income (expense), net	(132)	(3)%	(85)	(3)%	(126)	(4)%
Other non-operating income (expense), net	(14)	—%	(4)	—%	(10)	—%
Income tax (provision) benefit	(31)	(1)%	4	—%	(3)	—%
Equity in net income (loss) of equity method investees	(2)	—%	59	2%	1	—%
Net income attributable to noncontrolling interests	—	—%	—	—%	—	—%
Net income (loss) attributable to Micron	$180	5%	$206	6%	$(170)	(5)%

Net Sales

	First Quarter				Fourth Quarter
	2017	% of Total	2016	% of Total	2016	% of Total
CNBU	$1,470	37%	$1,139	34%	$1,247	39%
MBU	1,032	26%	834	25%	671	21%
SBU	860	22%	884	26%	758	24%
EBU	578	15%	479	14%	513	16%
All Other	30	1%	14	—%	28	1%
	$3,970		$3,350		$3,217
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for the first quarter of 2017 increased 23% as compared to the fourth quarter of 2016. Higher sales for all operating segments resulted from increases in gigabits sold and DRAM average selling prices. The increases in gigabits sold for the first quarter of 2017 were primarily attributable to increases in market demand and higher manufacturing output due to improvements in product and process technologies.

Total net sales for the first quarter of 2017 increased 19% as compared to the first quarter of 2016 primarily due to higher CNBU, MBU, and EBU sales as increases in gigabits sold outpaced declines in average selling prices. The increases in gigabits sold for the first quarter of 2017 were primarily attributable to increases in market demand and higher manufacturing output due to improvements in product and process technologies.

Gross Margin

Our overall gross margin percentage increased to 25% for the first quarter of 2017 from 18% for the fourth quarter of 2016 reflecting increases in the gross margin percentages for all operating segments, primarily due to manufacturing cost reductions and to increases in average selling prices for DRAM products.

Our overall gross margin percentage for the first quarter of 2017 was essentially unchanged from the first quarter of 2016. CNBU and EBU gross margin percentages for the first quarter of 2017 improved as compared to the first quarter of 2016 as manufacturing cost reductions outpaced declines in average selling price, while MBU and SBU gross margin percentages declined as decreases in average selling prices outpaced manufacturing cost reductions.

Due to the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. For 2017, we estimate the effect of the revision reduces depreciation costs by approximately $100 million per quarter.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. We purchased $504 million, $372 million, and $379 million of DRAM products from Inotera in the first quarter of 2017, the fourth quarter of 2016, and the first quarter of 2016, respectively. DRAM products purchased from Inotera accounted for 37% of our aggregate DRAM gigabit production for the first quarter of 2017 as compared to 28% for the fourth quarter of 2016 and 29% for the first quarter of 2016.

Operating Results by Business Segments

In the first quarter of 2017, we revised the measure of segment profitability reviewed by our chief operating decision maker and, as a result, certain items are no longer allocated to our business units. Comparative periods have been revised to reflect these changes. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment Information.")

CNBU

	First Quarter		Fourth Quarter
	2017	2016	2016
Net sales	$1,470	$1,139	$1,247
Operating income	204	40	10

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the first quarter of 2017 increased 18% as compared to the fourth quarter of 2016 primarily due to increases in average selling prices and gigabits sold as a result of stronger demand as well as additional customer qualifications and higher shipments of our 20nm products. CNBU operating income for the first quarter of 2017 increased from the fourth quarter of 2016 due to increases in average selling prices and manufacturing cost reductions.

CNBU sales for the first quarter of 2017 increased 29% as compared to the first quarter of 2016 primarily due to increases in gigabits sold partially offset by declines in average selling prices. CNBU operating income for the first quarter of 2017 improved from the first quarter of 2016 as manufacturing cost reductions outpaced decreases in average selling prices.

MBU

	First Quarter		Fourth Quarter
	2017	2016	2016
Net sales	$1,032	$834	$671
Operating income (loss)	89	148	(35)

MBU sales are primarily composed of DRAM and Non-Volatile Memory, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the first quarter of 2017 increased 54% as compared to the fourth quarter of 2016 primarily due to increases in both DRAM and Non-Volatile Memory gigabits sold driven by the completion of customer qualifications and higher memory content in smartphones. MBU operating margin for the first quarter of 2017 increased from the fourth quarter of 2016 due to increases in gigabits sold and manufacturing cost reductions for Non-Volatile Memory products partially offset by higher R&D costs.

MBU sales for the first quarter of 2017 increased 24% as compared to the first quarter of 2016 primarily due to significant increases in gigabits sold partially offset by declines in average selling prices. MBU operating margin for the first quarter of 2017 declined from the first quarter of 2016 due to decreases in average selling prices that outpaced manufacturing cost reductions and to higher R&D costs.

SBU

	First Quarter		Fourth Quarter
	2017	2016	2016
Net sales	$860	$884	$758
Operating loss	(45)	(14)	(57)

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our Non-Volatile Memory products. (See "Operating Results by Product – Trade Non-Volatile Memory" for further details.) SBU sales for the first quarter of 2017 increased 13% from the fourth quarter of 2016 primarily due to increases in gigabits sold partially offset by declines in average selling prices. SBU sales included Non-Trade Non-Volatile Memory sales of $123 million, $129 million and $126 million, for the first quarter of 2017, fourth quarter of 2016, and first quarter of 2016, respectively.

SBU sales of Trade Non-Volatile Memory products for the first quarter of 2017 increased 17% from the fourth quarter of 2016 primarily due to increases in gigabits sold as a result of higher SSD sales and strong demand in the NAND Flash market combined with higher manufacturing output, partially offset by declines in average selling prices. SBU operating margin for the first quarter of 2017 improved from the fourth quarter of 2016 as manufacturing cost reductions outpaced declines in average selling prices, partially offset by higher R&D costs.

SBU sales of Trade Non-Volatile Memory products for the first quarter of 2017 decreased 3% as compared to the first quarter of 2016 primarily due to declines in average selling prices partially offset by increases in gigabits sold as a result of strong demand combined with higher manufacturing output. SBU operating margin for the first quarter of 2017 declined from the first quarter of 2016 as decreases in average selling prices outpaced manufacturing cost reductions, partially offset by lower operating expenses.

EBU

	First Quarter		Fourth Quarter
	2017	2016	2016
Net sales	$578	$479	$513
Operating income	178	121	141

EBU sales are composed of DRAM, Non-Volatile Memory, and NOR Flash in decreasing order of revenue. EBU sales for the first quarter of 2017 increased 13% as compared to the fourth quarter of 2016 primarily due to higher sales volumes for Non-Volatile Memory products as a result of strong sales in our automotive and our consumer businesses, particularly for home automation and camera applications. EBU operating income for the first quarter of 2017 increased from the fourth quarter of 2016 primarily due to manufacturing cost reductions and the increases in sales volumes.

EBU sales for the first quarter of 2017 increased 21% as compared to the first quarter of 2016 primarily due to higher sales volumes of DRAM and Non-Volatile Memory products as a result of increases in demand. EBU operating income for the first quarter of 2017 improved as compared to the first quarter of 2016 as manufacturing cost reductions outpaced declines in average selling prices and as sales volumes increased.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2017	% of Total	2016	% of Total	2016	% of Total
DRAM	$2,421	61%	$1,945	58%	$1,946	60%
Non-Volatile Memory
Trade	1,272	32%	1,143	34%	1,013	31%
Non-Trade	123	3%	126	4%	129	4%
Other	154	4%	136	4%	129	4%
	$3,970		$3,350		$3,217
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

DRAM

	First Quarter 2017 Versus
	Fourth Quarter	First Quarter
	2016	2016

	(percentage change from period indicated)
Net sales	24%	24%
Average selling prices per gigabit	5%	(21)%
Gigabits sold	18%	57%
Cost per gigabit	(5)%	(20)%

The increases in gigabits sold for the first quarter of 2017 as compared to the fourth and first quarters of 2016 were primarily due to strong demand across key markets and customer qualifications combined with increases in gigabit production. The decreases in cost per gigabit for the first quarter of 2017 as compared to the fourth and first quarters of 2016 were primarily due to improvements in product and process technologies and lower depreciation due to a change made in the fourth quarter of 2016 in estimated useful lives for equipment at our DRAM wafer fabrication facilities. Gigabit production and cost reductions for the first quarter of 2017 and the fourth quarter of 2016 were affected by a transition to a higher mix of DDR4 products, which have larger die sizes and fewer bits per wafer.

Our DRAM gross margin percentage for the first quarter of 2017 increased as compared to the fourth quarter of 2016 primarily due to manufacturing cost reductions and increases in average selling prices. Our gross margin percentage on sales of DRAM products for the first quarter of 2017 was relatively unchanged from the first quarter of 2016 as manufacturing cost reductions offset declines in average selling prices.

Trade Non-Volatile Memory

	First Quarter 2017 Versus
	Fourth Quarter	First Quarter
	2016	2016

	(percentage change from period indicated)
Sales to trade customers
Net sales	26%	11%
Average selling prices per gigabit	0%	(21)%
Gigabits sold	26%	40%
Cost per gigabit	(8)%	(20)%

Through the first quarter of 2017, substantially all of our Trade Non-Volatile Memory sales were from NAND Flash products. The increase in gigabits sold of Trade Non-Volatile Memory for the first quarter of 2017 as compared to the fourth quarter of 2016 and first quarter of 2016 was due to an increase in demand, primarily for SSD and MCP products. Our ability to meet this demand was due in part to an increase in production from our facilities, primarily due to the ramp of additional capacity and improvements in product and process technology, including our transition to 3D NAND Flash products. Increases in gigabit production for the first quarter of 2017 as compared to the fourth quarter of 2016 were limited by a shift in product mix to higher levels of managed NAND Flash and MCP products, which have both higher average selling prices and costs per gigabit.

Our gross margin percentage on sales of Trade Non-Volatile Memory products for the first quarter of 2017 increased from the fourth quarter of 2016 primarily due to manufacturing cost reductions. Our gross margin percentage on sales of Trade Non-Volatile Memory products for the first quarter of 2017 was relatively unchanged from the first quarter of 2016 as manufacturing cost reductions offset declines in average selling prices.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the first quarter of 2017 were relatively unchanged compared to the fourth quarter of 2016. SG&A expenses for the first quarter of 2017 were 11% lower than the first quarter of 2016 primarily due to decreases in payroll costs as a result of the 2016 Restructuring Plan.

Research and Development

R&D expenses for the first quarter of 2017 were 14% higher than the fourth quarter of 2016 primarily due to higher volumes of development wafers processed and higher variable pay costs. R&D expenses for the first quarter of 2017 were 12% higher than the first quarter of 2016 primarily due to higher volumes of development wafers processed.

We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel and others of $56 million for the first quarter of 2017, $52 million for the fourth quarter of 2016, and $48 million for the first quarter of 2016.

Income Taxes

Our income tax (provision) benefit included the following:

	First Quarter		Fourth Quarter
	2017	2016	2016
Utilization of and other changes in net deferred tax assets of MMJ and MMT	$(13)	$(22)	$(12)
U.S. valuation allowance release resulting from business acquisition	—	41	—
Other, primarily other non-U.S. operations	(18)	(15)	9
	$(31)	$4	$(3)

Effective tax rate	14.6%	2.8%	1.8%

Our effective tax rates reflect the following:

•	operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the tax rates are significantly lower than the U.S. statutory rate;

•	operations outside the U.S., including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates;

•	exclusion of certain jurisdictions from the consolidated effective tax rate computations for instances where no benefit is recorded on forecasted losses; and

•	a valuation allowance against substantially all of our U.S. net deferred tax assets.

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence increases.

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operation and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $40 million (benefitting our diluted earnings per share by $0.04) for the first quarter of 2017, were not material for the fourth quarter of 2016, and by $12 million ($0.01 per diluted share) for the first quarter of 2016.

Equity in Net Income (Loss) of Equity Method Investees

Equity in net income (loss) of equity method investees, net of tax, included the following:

	First Quarter		Fourth Quarter
	2017	2016	2016
Inotera	$9	$52	$(3)
Tera Probe	(12)	3	5
Other	1	4	(1)
	$(2)	$59	$1

Our equity in net income (loss) of Inotera increased for the first quarter of 2017 compared to the fourth quarter of 2016 primarily due to increases in average selling prices and sales volume. Our equity in net income of Inotera declined for the first quarter of 2017 as compared to the first quarter of 2016 primarily due to declines in average selling prices.

In the first quarter of 2017, we recorded an impairment charge of $16 million within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price.

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Restructure and Asset Impairments

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. As of December 1, 2016, we had a revolving credit facility available for up to $675 million of additional financing based on eligible receivables. As of December 1, 2016, we also had an available five-year variable-rate facility agreement to obtain up to $800 million of financing, collateralized by certain production equipment, of which we drew $450 million on December 2, 2016, and for which the remainder may be utilized in multiple draws until June 10, 2017. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements through at least the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that net cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. The actual amounts for 2017 will vary depending on market conditions. As of December 1, 2016, we had commitments of approximately $550 million for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Cash and marketable investments included the following:

As of	December 1, 2016	September 1, 2016
Cash and equivalents and short-term investments	$4,169	$4,398
Long-term marketable investments	155	414

Our investments consist primarily of liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of December 1, 2016, $1.83 billion of our cash and equivalents and short-term investments was held by our foreign subsidiaries, of which $1.33 billion was denominated in currencies other than the U.S. dollar. To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Acquisition of Inotera

On December 6, 2016, subsequent to the end of our first quarter of 2017, we acquired the 67% interest in Inotera not owned by us for an aggregate of $4.1 billion in cash (the "Inotera Acquisition"), funded with proceeds from the 2021 Term Loan (defined below), the sale of shares of our common stock to Nanya, and cash on hand.

Acquisition Financing

2021 Term Loan: On December 6, 2016, we drew 80 billion New Taiwan dollars (equivalent to $2.5 billion) under a collateralized, five-year term loan that bears interest at a variable rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05% per annum (the "2021 Term Loan"). Principal under the 2021 Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 Term Loan is collateralized by certain assets including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary, and the 82% of stock of Inotera owned by MSTW.

The 2021 Term Loan contains affirmative and negative covenants, including covenants that limit or restrict our ability to create liens in or dispose of collateral securing obligations under the 2021 Term Loan, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's distribution of cash dividends (subject to satisfaction of certain financial conditions). The 2021 Term Loan also contains financial covenants as follows, which are tested semi-annually:

•	MSTW must maintain a consolidated ratio of total debt to adjusted EBITDA not higher than 5.5x in 2017 and 2018, and not higher than 4.5x in 2019 through 2021;

•
MSTW must maintain adjusted consolidated tangible net worth of not less than 4.0 billion New Taiwan dollars (equivalent to $125 million) in 2017 and 2018, not less than 6.5 billion New Taiwan dollars (equivalent to $203 million) in 2019 and 2020, and not less than 12.0 billion New Taiwan dollars (equivalent to $374 million) in 2021;

•	on a consolidated basis, we must maintain a ratio of total debt to adjusted EBITDA not higher than 3.5x in 2017, not higher than 3.0x in 2018 and 2019, and not higher than 2.5x in 2020 and 2021; and

•
on a consolidated basis, we must maintain adjusted tangible net worth not less than $9.0 billion in 2017, not less than $12.5 billion in 2018 and 2019, and not less than $16.5 billion in 2020 and 2021.

If one or more of the required financial ratios is not maintained at the time the ratios are tested, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. In addition, if MSTW fails to maintain a required financial ratio for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owed under the 2021 Term Loan being accelerated to be immediately due and payable. Our failure to maintain a required consolidated financial ratio will only result in an increase to the interest rate and will not constitute an event of default. The 2021 Term Loan also contains customary events of default and is guaranteed by Micron.

To hedge our currency exposure of this borrowing, in December 2016, subsequent to the end of our first quarter of 2017, we entered into a series of currency forward contracts to purchase an aggregate of 80 billion New Taiwan dollars under a rolling hedge strategy. The forward contracts expire at various dates through June 2017.

Micron Shares: In connection with the Inotera Acquisition, subsequent to the end of our first quarter of 2017, we sold 58 million shares of our common stock to Nanya for $981 million (the "Micron Shares"), of which 54 million were issued from treasury stock. The sale of the Micron Shares was exempt from the registration requirements of the Securities Act of 1933, as amended, and the Micron Shares are subject to certain restrictions on transfers. Our accounting for the Inotera Acquisition will include the fair value of the Micron Shares as of the acquisition date as consideration.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $684 million held by the MMJ Group as of December 1, 2016. As a result of the corporate reorganization proceedings the MMJ Companies initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are prohibited from paying dividends, including any cash dividends, to us. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to approval of the legal trustees and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

IMFT: Cash and equivalents and short-term investments in the table above included $77 million held by IMFT as of December 1, 2016. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of December 1, 2016, $723 million of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

	First Quarter
	2017	2016
Net cash provided by operating activities	$1,138	$1,120
Net cash provided by (used for) investing activities	(890)	(660)
Net cash provided by (used for) financing activities	(212)	(140)
Effect of changes in currency exchange rates on cash and equivalents	(37)	(2)
Net increase (decrease) in cash and equivalents	$(1)	$318

Operating Activities: For the first quarter of 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $401 million cash used for net increases in receivables and $299 million cash provided by net increases in accounts payable and accrued expenses. For the first quarter of 2016, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $297 million of cash provided from net reductions in receivables.

Investing Activities: For the first quarter of 2017, net cash used for investing activities consisted primarily of $1.26 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners), partially offset by $483 million of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first quarter of 2016, net cash used for investing activities consisted primarily of $990 million of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $148 million for our acquisition of Tidal Systems, Ltd., partially offset by $534 million of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first quarter of 2017, net cash used for financing activities consisted primarily of $188 million for repayments of debt. For the first quarter of 2016, net cash used for financing activities consisted primarily of $197 million for repayments of debt (including $36 million for the amount in excess of principal in connection with the repurchase of a portion of our convertible notes) and $125 million for the open-market repurchases of 7 million shares of our common stock, partially offset by $174 million of proceeds from the issuance of debt. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended on December 31, 2016 exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes, those notes will be convertible by the holders during the calendar quarter ended March 31, 2017. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending March 31, 2017 if all holders converted their 2032 Notes and 2033 Notes. The amounts in the table below are based on our closing share price of $18.48 as of December 1, 2016.

	Settlement Option for			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares	Cash
2032C Notes	Cash and/or shares	Cash and/or shares	23	$—	23	$429
2032D Notes	Cash and/or shares	Cash and/or shares	18	—	18	328
2033E Notes	Cash	Cash and/or shares	16	176	7	297
2033F Notes	Cash	Cash and/or shares	27	297	11	502
			84	$473	59	$1,556

Contractual Obligations

	Payments Due by Period
As of December 1, 2016	Total	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter
Notes payable(1)(2)	$11,713	$675	$893	$898	$1,040	$551	$7,656
Capital lease obligations(2)	1,405	292	352	299	204	77	181
Operating leases(3)	903	317	404	129	14	11	28
Total	$14,021	$1,284	$1,649	$1,326	$1,258	$639	$7,865

(1)
Amounts include MMJ Creditor Installment Payments, convertible notes, and other notes. Any future redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments.

(2)	Amounts include principal and interest.

(3)
Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year and primarily relate to the expected costs which meet the criteria of a minimum operating lease payment under our Inotera supply agreement. As a result of the Inotera Acquisition on December 6, 2016, subsequent to the end of our first quarter of 2017, these amounts become intercompany transactions and will be eliminated in our consolidated financial statements.

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

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. A substantial portion of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of December 1, 2016 and September 1, 2016, a decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $395 million and $420 million, respectively. A 1% increase in the interest rates of our variable-rate debt would result in an increase in interest expense of approximately $10 million per year. In addition, in connection with the Inotera Acquisition, we drew 80 billion New Taiwan dollars under the 2021 Term Loan on December 6, 2016, subsequent to the end of our first quarter of 2017, at a variable interest rate. A 1% increase in the interest rates of our 2021 Term Loan would result in an increase in interest expense of approximately $25 million per year.

As of December 1, 2016 and September 1, 2016, we held fixed-rate debt securities of $321 million and $1.11 billion, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $1 million as of December 1, 2016 and September 1, 2016.

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

Based on our foreign currency balances from monetary assets and liabilities, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $289 million as of December 1, 2016 (or, after giving effect to the 80 billion New Taiwan dollars we drew on the 2021 Term Loan on December 6, 2016 and the use of cash to fund the Inotera Acquisition, losses of $462 million) and $241 million as of September 1, 2016. We hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 35 days. In addition, we have entered into foreign currency forward contracts that mature in as many as 24 months to hedge our currency exchange rate risk on certain debt. The effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Instruments.")

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

Other Proceedings

For a discussion of other legal proceedings, see "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors."

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. The order of these factors is not necessarily indicative of the level of risk that each poses to us. Our operations could also be affected by other factors that are presently unknown to us or not considered significant. The factors below could materially adversely affect our business, financial condition, results of operations, and stock price.

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

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, technological barriers, changes in process technologies, and new products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors seek to increase silicon capacity, improve yields, reduce die size, and minimize mask levels in their product designs resulting in significant increases in the worldwide supply of semiconductor memory and downward pressure on prices. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We and some of our competitors have plans to or are constructing or ramping production at new fabrication facilities. Increases in worldwide supply of semiconductor memory, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

Debt obligations could adversely affect our financial condition.

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of December 1, 2016, we had debt with a carrying value of $9.65 billion. In addition, in connection with the Inotera Acquisition, on December 6, 2016, we drew 80 billion New Taiwan dollars (equivalent to $2.5 billion) under the 2021 Term Loan. As of December 1, 2016, we also had an available five-year variable-rate facility agreement to obtain up to $800 million of financing, collateralized by certain production equipment, of which we drew $450 million on December 2, 2016, and the remainder may be utilized in multiple draws until June 10, 2017. As of December 1, 2016, we also had a revolving credit facility available for up to $675 million of additional financing. The availability of this revolving facility is subject to certain conditions, including outstanding balances of eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize this facility. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•	result in all obligations owing under the 2021 Term Loan being accelerated to be immediately due and payable if our MSTW subsidiary fails to comply with financial covenants;

•	increase the interest rate under the 2021 Term Loan if we or MSTW fails to maintain certain financial covenants;

•	adversely impact our credit rating, which could increase future borrowing costs;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;

•	restrict our ability to incur indebtedness, create or incur certain liens, and enter into sale-leaseback financing transactions;

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures for the first quarter of 2017, offset by amounts funded by our partners, were $1.18 billion. As of December 1, 2016, we had cash and marketable investments of $4.32 billion. As of December 1, 2016, $723 million of cash and equivalents and short-term investments, including substantially all of the $684 million held by the MMJ Group, were held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. In addition, cash held by IMFT of $77 million was generally not available to finance our other operations.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the MMJ Companies are prohibited from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the MMJ Companies' installment payments. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to approval of the legal trustees and Japan Court. As a result, the assets of the MMJ Companies are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

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

Our acquisition of the remaining shares of Inotera involves numerous risks.

On December 6, 2016, subsequent to the end of our first quarter of 2017, we acquired the 67% interest in Inotera not owned by us for an aggregate of $4.1 billion in cash (the "Inotera Acquisition"), funded with 80 billion New Taiwan dollars (equivalent to $2.5 billion) of proceeds from the 2021 Term Loan, $981 million of proceeds from the sale of shares of our common stock to Nanya, and cash on hand. Prior to December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during 2015 and 2016;

•	increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	changed relationship with Nanya and its affiliated companies;

•	effectiveness of internal controls and disclosure controls and procedures;

•	effectiveness of environmental, health and safety, anti-corruption, human resource, or other policies or practices;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

Our acquisition of the remaining shares of Inotera is inherently risky and may materially adversely affect our business, results of operations, or financial condition. (See "Part I Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Acquisition of Inotera.")

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time we experience problems with nonconforming, defective or incompatible products after we have shipped such products. In recent periods we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. As a result of these problems, we could be adversely affected in several ways, including the following:

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of December 1, 2016, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We have entered into strategic relationships, including our IMFT joint venture with Intel, to manufacture products and develop new manufacturing process technologies and products. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, Malaysia, and China. Additionally, our control over operations at IMFT and Tera Probe is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could materially adversely affect our business, results of operations, or financial condition.

We may incur additional restructure charges in future periods.

In the fourth quarter of 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan"). The 2016 Restructuring Plan includes the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we incurred charges of $29 million in the first quarter of 2017 and $58 million in the fourth quarter of 2016 and do not expect to incur additional material charges. As of December 1, 2016 and September 1, 2016, we had accrued liabilities of $17 million and $24 million, respectively, related to the 2016 Restructuring Plan.

We may not realize the expected savings or other benefits from our restructure plans and may also incur additional restructure charges or other losses associated with other initiatives in future periods. In connection with those initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could materially adversely affect our business, results of operations, or financial condition.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $12 million for the first quarter of 2017, $24 million for 2016, and $27 million for 2015. Based on our foreign currency balances of monetary assets and liabilities as of December 1, 2016 and after giving effect to the 80 billion New Taiwan dollars we drew on the 2021 Term Loan on December 6, 2016 and the use of cash to fund the Inotera Acquisition, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $462 million. Although we hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities by hedging our primary currency exposures with currency forward contracts, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected. In addition, in connection with Inotera Acquisition, our exposure to changes in foreign currency exchange rates could increase if not offset by corresponding hedges.

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

In previous years, supply of memory products has significantly exceeded customer demand, resulting in significant declines in average selling prices for DRAM, NAND Flash, and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda and the 2012 bankruptcy filing by Elpida (now known as MMJ). These types of proceedings often lead to court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we may engage in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges, and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations, or financial condition.

Breaches of our security systems could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security and attacks on our network systems could result in significant losses and damage our reputation with customers and suppliers and could expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

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

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2012 through 2016. In addition, tax returns remain open to examination in Singapore, Japan, and Taiwan range from the years 2011 to 2016. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

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

On July 20, 2016, our board of directors adopted a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding. The Rights Agreement is intended to avoid an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve our current ability to utilize certain net operating loss and credit carryforwards. In general, an ownership change will occur when the percentage of our ownership by one or more 5% shareholders has increased by more than 50% at any time during the prior three years. Pursuant to the Rights Agreement, if a shareholder (or group) acquires beneficial ownership of 4.99% or more of the outstanding shares of our common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of our common stock at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change. The Rights Agreement is subject to shareholder approval at the Company’s Fiscal 2016 Annual Meeting of Shareholders to be held on January 18, 2017. If not approved by the shareholders, the Rights Agreement will terminate on July 19, 2017.

The limited availability of raw materials, supplies, or capital equipment could materially adversely affect our business, results of operations, or financial condition.

Our operations require raw materials and in certain cases, third party services, that meet exacting standards. We generally have multiple sources of supply for our raw materials and services. However, only a limited number of suppliers are capable of delivering certain raw materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of raw materials or components such as silicon wafers, controllers, photomasks, chemicals, gases, photoresist, lead frames, and molding compound. Shortages may occur from time to time in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials or services is disrupted or our lead times extended, our business, results of operations, or financial condition could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the first quarter of 2017, we had repurchased a total of 49 million shares for $956 million through open-market transactions pursuant to such authorization, which were recorded as treasury stock. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 2, 2016	–	October 6, 2016	—	$—	—	$294,184,917
October 7, 2016	–	November 3, 2016	—	—	—	294,184,917
November 4, 2016	–	December 1, 2016	—	—	—	294,184,917
			—	—	—

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
10.63
English translation of Syndicated Loan Agreement dated October 11, 2016, as Amended on November 23, 2016 by and among Inotera Memories, Inc., Micron Semiconductor Taiwan Co., Ltd., certain financial institutions party thereto and Bank of Taiwan, as Facility Agent and Mega International Commercial Bank Co., Ltd., as Collateral Agent

10.64	Deferred Compensation Plan
10.65
First Amendment to the Credit Agreement, dated April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto

10.66
English translation of Facility Agreement dated November 18, 2016, by and among Micron Semiconductor Asia Capital II Pte. Ltd., certain financial institutions party thereto and DBS Bank Ltd., as Facility Agent, Security Agent and Account Bank

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

Micron Technology, Inc.
(Registrant)

Date:	January 9, 2017	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)