Form 10-Q
period 2017-03-02
MICRON TECHNOLOGY INC
filed 2017-03-28
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2017

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of March 21, 2017, was 1,106,307,123.

Definitions of Commonly Used Terms
As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 MSAC Term Loan	Variable Rate MSAC Senior Secured Term Loan due 2021	MCP	Multi-Chip Package
2021 MSTW Term Loan	Variable Rate MSTW Senior Secured Term Loan due 2021	Micron	Micron Technology, Inc. (Parent Company)
2022 Term Loan B	Senior Secured Term Loan B due 2022	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2032 Notes	2032C and 2032D Notes	MMJ	Micron Memory Japan, Inc.
2032C Notes	2.375% Convertible Senior Notes due 2032	MMJ Companies	MAI and MMJ
2032D Notes	3.125% Convertible Senior Notes due 2032	MMJ Group	MMJ and its subsidiaries
2033 Notes	2033E and 2033F Notes	MMT	Micron Memory Taiwan Co., Ltd.
2033E Notes	1.625% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2033F Notes	2.125% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
2043G Notes	3.00% Convertible Senior Notes due 2043	R&D	Research and Development
Elpida	Elpida Memory, Inc.	SG&A	Selling, General, and Administration
IMFT	IM Flash Technologies, LLC	SSD	Solid-State Drive
Inotera	Inotera Memories, Inc.	TAIBOR	Taipei Interbank Offered Rate
Intel	Intel Corporation	Tera Probe	Tera Probe, Inc.
Japan Court	Tokyo District Court	VIE	Variable Interest Entity
MAI	Micron Akita, Inc.

Additional Information

Ballistix, Crucial, Elpida, JumpDrive, Lexar, Micron, SpecTek, any associated logos, and all other Micron trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the U.S. and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the registered or unregistered trademarks of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Net sales	$4,648	$2,934	$8,618	$6,284
Cost of goods sold	2,944	2,355	5,903	4,856
Gross margin	1,704	579	2,715	1,428

Selling, general, and administrative	187	175	346	354
Research and development	473	403	943	824
Restructure and asset impairments	4	1	33	16
Other operating (income) expense, net	(4)	5	(10)	7
Operating income (loss)	1,044	(5)	1,403	227

Interest income	8	12	15	23
Interest expense	(161)	(97)	(300)	(193)
Other non-operating income (expense), net	34	(6)	20	(10)
	925	(96)	1,138	47

Income tax (provision) benefit	(38)	(5)	(69)	(1)
Equity in net income (loss) of equity method investees	7	5	5	64
Net income (loss)	894	(96)	1,074	110
Net (income) attributable to noncontrolling interests	—	(1)	—	(1)
Net income (loss) attributable to Micron	$894	$(97)	$1,074	$109

Earnings (loss) per share
Basic	$0.81	$(0.09)	$1.00	$0.11
Diluted	0.77	(0.09)	0.95	0.10

Number of shares used in per share calculations
Basic	1,099	1,036	1,070	1,035
Diluted	1,160	1,036	1,125	1,072

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Net income (loss)	$894	$(96)	$1,074	$110

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	1	37	(89)
Gain (loss) on derivatives, net	—	3	(7)	(1)
Pension liability adjustments	—	1	(1)	(5)
Gain (loss) on investments, net	—	1	(1)	(2)
Other comprehensive income (loss)	—	6	28	(97)

Total comprehensive income (loss)	894	(90)	1,102	13
Comprehensive (income) attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income (loss) attributable to Micron	$894	$(91)	$1,102	$12

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 2, 2017	September 1, 2016
Assets
Cash and equivalents	$3,633	$4,140
Short-term investments	265	258
Receivables	2,891	2,068
Inventories	3,000	2,889
Other current assets	156	140
Total current assets	9,945	9,495
Long-term marketable investments	589	414
Equity method investments	38	1,364
Deferred tax assets	679	657
Property, plant, and equipment, net	19,098	14,686
Intangible assets, net	425	464
Goodwill	1,190	104
Other noncurrent assets	391	356
Total assets	$32,355	$27,540

Liabilities and equity
Accounts payable and accrued expenses	$3,801	$3,879
Deferred income	289	200
Current debt	1,117	756
Total current liabilities	5,207	4,835
Long-term debt	11,308	9,154
Other noncurrent liabilities	677	623
Total liabilities	17,192	14,612

Commitments and contingencies

Redeemable convertible notes	28	—

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,110 shares issued and 1,106 outstanding (1,094 issued and 1,040 outstanding as of September 1, 2016)	111	109
Additional capital	8,003	7,736
Retained earnings	6,247	5,299
Treasury stock, 4 shares held (54 as of September 1, 2016)	(67)	(1,029)
Accumulated other comprehensive (loss)	(7)	(35)
Total Micron shareholders' equity	14,287	12,080
Noncontrolling interests in subsidiaries	848	848
Total equity	15,135	12,928
Total liabilities and equity	$32,355	$27,540

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six months ended	March 2, 2017	March 3, 2016
Cash flows from operating activities
Net income	$1,074	$110
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,774	1,511
Amortization of debt discount and other costs	63	64
Stock-based compensation	101	101
Gain on remeasurement of previously-held equity interest in Inotera	(71)	—
Equity in net (income) loss of equity method investees	(5)	(64)
Change in operating assets and liabilities
Receivables	(773)	542
Inventories	174	(268)
Accounts payable and accrued expenses	399	(67)
Payments attributed to intercompany balances with Inotera	(361)	—
Deferred income taxes, net	59	(27)
Other	109	(19)
Net cash provided by operating activities	2,543	1,883

Cash flows from investing activities
Acquisition of Inotera	(2,634)	—
Expenditures for property, plant, and equipment	(2,428)	(2,209)
Purchases of available-for-sale securities	(803)	(679)
Payments to settle hedging activities	(249)	(66)
Proceeds from sales and maturities of available-for-sale securities	620	1,950
Proceeds from settlement of hedging activities	74	114
Other	54	(136)
Net cash provided by (used for) investing activities	(5,366)	(1,026)

Cash flows from financing activities
Proceeds from issuance of debt	2,961	174
Proceeds from issuance of stock under equity plans	68	24
Proceeds from equipment sale-leaseback transactions	—	424
Repayments of debt	(556)	(519)
Payments on equipment purchase contracts	(33)	(14)
Cash paid to acquire treasury stock	(33)	(147)
Other	(66)	(10)
Net cash provided by (used for) financing activities	2,341	(68)

Effect of changes in currency exchange rates on cash and equivalents	(25)	2

Net increase (decrease) in cash and equivalents	(507)	791
Cash and equivalents at beginning of period	4,140	2,287
Cash and equivalents at end of period	$3,633	$3,078

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

We are a world leader in innovative memory solutions. Through our global brands – Micron®, Crucial®, Lexar®, and Ballistix® – our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, NOR Flash, and 3D XPoint™ memory, is transforming how the world uses information. Backed by more than 35 years of technology leadership, our memory solutions enable the world's most innovative computing, consumer, enterprise storage, data center, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 1, 2016. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

Unconsolidated VIEs

Inotera: Prior to our acquisition of the remaining interest in Inotera on December 6, 2016, Inotera was a VIE because of the terms of its supply agreement with us. We had determined that we did not have the power to direct the activities of Inotera that most significantly impacted its economic performance, primarily due to limitations on our governance rights that required the consent of other parties for key operating decisions and due to Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we did not consolidate Inotera and we accounted for our interest under the equity method. (See "Acquisition of Inotera" and "Equity Method Investments – Inotera" notes.)

EQUVO: EQUVO HK Limited ("EQUVO"), a special purpose entity, was created to facilitate an equipment sale-leaseback financing transaction between us and a consortium of financial institutions. Neither we nor the financing entities have an equity interest in EQUVO. EQUVO was a VIE because its equity was not sufficient to permit it to finance its activities without additional support from the financing entities and because the third-party equity holder lacked characteristics of a controlling financial interest. By design, the arrangement with EQUVO was merely a financing vehicle and we did not bear any significant risks from variable interests with EQUVO. Therefore, we had determined that we did not have the power to direct the activities of EQUVO that most significantly impact its economic performance and we did not consolidate EQUVO. In February 2017, we completed all of our obligations under the sale-leaseback financing and no longer have any variable interests in EQUVO.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification within the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of the adoption of this ASU, in the first quarter of 2017, we recognized deferred tax assets of $325 million for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The adoption did not have any other material impacts on our financial statements.

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provided additional guidance to customers about whether a cloud computing arrangement included a software license. Under ASU 2015-05, cloud computing arrangements that contain a software license should be accounted for in a manner consistent with the acquisition of other software licenses, otherwise customers should account for the arrangement as a service contract. ASU 2015-05 also removed the requirement to analogize to ASC 840-10 – Leases, to determine the asset acquired in a software licensing arrangement. We adopted this ASU as of the beginning of the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amended the consolidation requirements in Accounting Standards Codification 810 – Consolidation. ASU 2015-02 made targeted amendments to the consolidation guidance for VIEs. We adopted this ASU as of the beginning of the first quarter of 2017 under a modified-retrospective approach. The adoption of this ASU did not have an impact on our financial statements.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04 – Simplifying the Test for Goodwill Impairment, which modifies the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. This ASU will be effective for us beginning in the first quarter of 2021 with early adoption permitted and requires prospective adoption. We expect to adopt this ASU in the fourth quarter of 2017. Since the ASU simplifies the test for goodwill impairment, we do not expect the adoption of the ASU itself to have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18 – Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for us beginning in the first quarter of 2019 with early adoption permitted and requires retrospective adoption. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16 – Intra-Entity Transfers Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU will be effective for us beginning in the first quarter of 2019 with early adoption permitted and requires modified retrospective adoption. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. We are required to adopt this ASU beginning in the first quarter of 2021; however, we are permitted to adopt this ASU as early as the first quarter of 2020. This ASU is required to be adopted using a modified retrospective approach, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us beginning in the first quarter of 2020 with early adoption permitted and is required to be adopted using a modified retrospective approach. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right-of-use assets and corresponding liabilities. We are evaluating the timing and other effects of our adoption of this ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in the first quarter of 2019 and requires modified retrospective adoption. We are evaluating the effects of our adoption of this ASU on our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S. The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We are required to adopt this ASU beginning in our the quarter of 2019; however, we are permitted to adopt this ASU as early as the first quarter of 2018. This ASU allows for either full retrospective or modified retrospective adoption. We expect that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to our distributors under agreements allowing rights of return or price protection will be generally earlier than under the existing revenue recognition guidance. After adoption, the impact of this change in any reporting period is expected to be the net effect of changes to revenue recognized as of the beginning and end of each period. Revenue recognized upon resale by our customers with these rights was 20% and 22% for the second quarter and first six months of 2017, respectively, and 24% for the second quarter and first six months of 2016. We are evaluating the timing, method, and other effects of our adoption of this ASU on our financial statements.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% remaining interest in Inotera not owned by us (the "Inotera Acquisition") and began consolidating Inotera's operating results. The cash paid for the Inotera Acquisition was funded, in part, with proceeds from the 2021 MSTW Term Loan and the sale of shares of our common stock to Nanya. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and sold such products exclusively to us through supply agreements. SG&A expenses for the first six months of 2017 and for full fiscal 2016 included transaction costs of $13 million and $3 million, respectively, incurred in connection with the Inotera Acquisition.

In connection with the Inotera Acquisition, we revalued our previously-held 33% equity interest to its fair value. In determining the fair value, we used various valuation techniques, including the share price of Inotera prior to the announcement of the acquisition and discounted cash flow projections using inputs including discount rate and terminal growth rate (Level 3). As a result, we recognized a non-operating gain of $71 million in the second quarter of 2017.

In connection with the Inotera Acquisition, we sold 58 million shares of our common stock to Nanya (the "Micron Shares") and received cash proceeds of $986 million. Because the sale of the Micron Shares to Nanya was contemporaneously contemplated with, and contingent upon, the closing the Inotera Acquisition, the issuance of the Micron Shares was treated in purchase accounting as a non-cash exchange for a portion of the shares of Inotera held by Nanya. The Micron Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and are subject to certain restrictions on transfers. To reflect the lack of transferability, the fair value of the Micron Shares based on the trading price of our common stock on the acquisition date was reduced by a discount of $81 million, which was determined based on the implied volatility derived from traded options on our stock and on the duration of the lack of transferability (Level 2).

We estimated the assets acquired and liabilities assumed of Inotera as of the December 6, 2016 acquisition date. These estimates could change as additional information becomes available. The consideration and provisional valuation of assets acquired and liabilities assumed are as follows:

Consideration
Cash paid for Inotera Acquisition	$4,099
Less cash received from selling Micron Shares	(986)
Net cash paid for Inotera Acquisition	3,113
Fair value of our previously-held equity interest in Inotera	1,441
Fair value of Micron Shares exchanged for Inotera shares	995
Other	3
Payments attributed to intercompany balances with Inotera	(361)
$5,191

Assets acquired and liabilities assumed
Cash and equivalents	$118
Inventories	285
Other current assets	27
Property, plant, and equipment	3,781
Deferred tax assets	74
Goodwill	1,086
Other noncurrent assets	117
Accounts payable and accrued expenses	(232)
Debt	(56)
Other noncurrent liabilities	(9)
$5,191

As a result of the Inotera Acquisition, we expect to experience greater operational flexibility to drive new technology in products manufactured by Inotera, optimize the deployment of our cash flows across our operations, and enhance our ability to adapt our product offerings to changes in market conditions. We are evaluating the assignment of goodwill to our reporting units. Goodwill resulting from the Inotera Acquisition is not deductible for Taiwan corporate income tax purposes; however, it is deductible for Taiwan surtax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations as if the Inotera Acquisition had occurred on September 4, 2015. The pro forma financial information includes the accounting effects of the business combination, including adjustments for depreciation of property, plant, and equipment, interest expense, elimination of intercompany activities, and revaluation of inventories. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Inotera Acquisition occurred on September 4, 2015.

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Net sales	$4,648	$2,927	$8,613	$6,272
Net income (loss)	890	(196)	1,080	(48)
Net income (loss) attributable to Micron	890	(197)	1,080	(49)
Earnings (loss) per share
Basic	0.81	(0.18)	0.98	(0.04)
Diluted	0.77	(0.18)	0.93	(0.04)

The unaudited pro forma financial information for 2017 includes our results for the quarter and six months ended March 2, 2017 (which includes the results of Inotera since our acquisition of Inotera on December 6, 2016), the results of Inotera for the three months ended November 30, 2016, and the adjustments described above. The pro forma information for 2016 includes our results for the quarter and six months ended March 3, 2016, the results of Inotera for the quarter and six months ended February 28, 2016, and the adjustments described above.

Technology Transfer and License Agreements with Nanya

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

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	March 2, 2017				September 1, 2016
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,744	$—	$—	$2,744	$2,258	$—	$—	$2,258
Level 1(2)
Money market funds	306	—	—	306	1,507	—	—	1,507
Level 2(3)
Certificates of deposit	456	9	8	473	373	33	—	406
Corporate bonds	13	120	300	433	—	142	235	377
Government securities	24	76	106	206	2	62	82	146
Asset-backed securities	—	2	175	177	—	12	97	109
Commercial paper	90	58	—	148	—	9	—	9
	$3,633	$265	$589	$4,487	$4,140	$258	$414	$4,812

(1)	The maturities of long-term marketable investments range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to such pricing information as of March 2, 2017.

Proceeds from sales of available-for-sale securities were $36 million and $548 million for the second quarter and first six months of 2017, respectively, and $585 million and $992 million for the second quarter and first six months of 2016, respectively. Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of March 2, 2017, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Other noncurrent assets, excluded from the table above, included restricted cash of $97 million and $122 million as of March 2, 2017 and September 1, 2016, respectively.

Receivables

As of	March 2, 2017	September 1, 2016
Trade receivables	$2,528	$1,765
Income and other taxes	125	119
Other	238	184
	$2,891	$2,068

Inventories

As of	March 2, 2017	September 1, 2016
Finished goods	$862	$899
Work in process	1,833	1,761
Raw materials and supplies	305	229
	$3,000	$2,889

Property, Plant, and Equipment

As of	September 1, 2016	Additions	Retirements and Other	March 2, 2017
Land	$145	$205	$(2)	$348
Buildings	6,653	785	(12)	7,426
Equipment(1)	25,910	5,170	(254)	30,826
Construction in progress(2)	475	(18)	3	460
Software	422	11	(2)	431
	33,605	6,153	(267)	39,491
Accumulated depreciation	(18,919)	(1,720)	246	(20,393)
	$14,686	$4,433	$(21)	$19,098

(1)	Included costs related to equipment not placed into service of $956 million and $1.47 billion as of March 2, 2017 and September 1, 2016, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Depreciation expense was $976 million and $1.72 billion for the second quarter and first six months of 2017, respectively, and $745 million and $1.45 billion for the second quarter and first six months of 2016, respectively. In the fourth quarter of 2016, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years, which reduced depreciation costs by approximately $100 million per quarter in 2017.

Equity Method Investments

As of	March 2, 2017		September 1, 2016
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$—	—%	$1,314	33%
Tera Probe	23	40%	36	40%
Other	15	Various	14	Various
	$38		$1,364

Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Inotera	$—	$2	$9	$54
Tera Probe	7	3	(5)	6
Other	—	—	1	4
	$7	$5	$5	$64

Inotera

Through December 6, 2016, we partnered with Nanya in Inotera, a Taiwan DRAM memory company, at which time we acquired the remaining 67% interest in Inotera. Historically, we accounted for our interest in Inotera on a two-month lag under the equity method. As a result of the Inotera Acquisition, we account for Inotera without a lag, consistent with our other wholly-owned subsidiaries.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015 and until our acquisition of the remaining interest in Inotera, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. We purchased $504 million of DRAM products from Inotera in the first quarter of 2017 and $326 million and $705 million in the second quarter and first six months of 2016, respectively.

Tera Probe

We have a 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others. In the first quarter of 2017, we recorded an impairment charge of $16 million within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price (Level 1). As of March 2, 2017, our proportionate share of Tera Probe's underlying equity exceeded our investment balance by $47 million, which is expected to be accreted to earnings over a weighted-average period of seven years. We incurred manufacturing costs for services performed by Tera Probe for us of $16 million and $32 million in the second quarter and first six months of 2017, respectively, and $18 million and $39 million in the second quarter and first six months of 2016, respectively.

Intangible Assets and Goodwill

As of	March 2, 2017		September 1, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$755	$(439)	$757	$(402)
Other	1	—	1	—
	756	(439)	758	(402)
Non-amortizing assets
In-process R&D	108	—	108	—

Total intangible assets	$864	$(439)	$866	$(402)

Goodwill	$1,190		$104

During the first six months of 2017 and 2016, we capitalized $14 million and $16 million, respectively, for product and process technology with weighted-average useful lives of ten years. Amortization expense was $27 million and $54 million for the second quarter and first six months of 2017, respectively, and $29 million and $60 million for the second quarter and first six months of 2016, respectively. Expected amortization expense is $55 million for the remainder of 2017, $95 million for 2018, $47 million for 2019, $31 million for 2020, and $27 million for 2021.

Accounts Payable and Accrued Expenses

As of	March 2, 2017	September 1, 2016
Accounts payable	$1,380	$1,186
Property, plant, and equipment payables	1,378	1,649
Salaries, wages, and benefits	447	289
Customer advances	153	132
Income and other taxes	117	41
Related party payables	7	273
Other	319	309
	$3,801	$3,879

As of September 1, 2016, related party payables included $266 million due to Inotera primarily for the purchase of DRAM products.

Debt

As of	March 2, 2017					September 1, 2016
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.52%	$148	$446	$594	$189	$680	$869
Capital lease obligations	N/A	3.42%	349	914	1,263	380	1,026	1,406
2021 MSAC senior secured term loan	3.464%	3.87%	—	445	445	—	—	—
2021 MSTW senior secured term loan	2.852%	3.02%	—	2,584	2,584	—	—	—
2022 senior notes	5.875%	6.14%	—	591	591	—	590	590
2022 senior secured term loan B	4.540%	4.95%	5	728	733	5	730	735
2023 senior notes	5.250%	5.43%	—	990	990	—	990	990
2023 senior secured notes	7.500%	7.69%	—	1,238	1,238	—	1,237	1,237
2024 senior notes	5.250%	5.38%	—	546	546	—	546	546
2025 senior notes	5.500%	5.56%	—	1,140	1,140	—	1,139	1,139
2026 senior notes	5.625%	5.73%	—	446	446	—	446	446
2032C convertible senior notes(1)	2.375%	5.95%	—	207	207	—	204	204
2032D convertible senior notes(1)	3.125%	6.33%	—	156	156	—	154	154
2033E convertible senior notes(1)	1.625%	4.50%	171	—	171	—	168	168
2033F convertible senior notes(1)	2.125%	4.93%	274	—	274	—	271	271
2043G convertible senior notes	3.000%	6.76%	—	664	664	—	657	657
Other notes payable	2.189%	2.59%	170	213	383	182	316	498
			$1,117	$11,308	$12,425	$756	$9,154	$9,910

(1)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on December 31, 2016, these notes are convertible by the holders through the calendar quarter ending March 31, 2017. The 2033 Notes were classified as current as of March 2, 2017 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

Capital Lease Obligations

In the second quarter of 2017, we recorded capital lease obligations aggregating $82 million at a weighted-average effective interest rate of 2.9% and a weighted-average expected term of 7 years. In the first six months of 2017, we recorded capital lease obligations aggregating $133 million.

2021 MSAC Senior Secured Term Loan

In November 2016, we entered into a five-year variable-rate facility agreement to obtain up to $800 million of financing, collateralized by certain production equipment. On December 2, 2016, we drew $450 million under the 2021 MSAC Term Loan and may utilize the remaining facility in multiple draws until June 10, 2017. Interest is payable quarterly at a per annum rate equal to three-month LIBOR plus 2.4%. Principal is payable in 16 equal quarterly installments beginning in March 2018. The 2021 MSAC Term Loan contains covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the facility agreement. The 2021 MSAC Term Loan also contains a covenant that the ratio of the outstanding loan to the fair value of the equipment collateralizing the loan not exceed 0.8. If such ratio is exceeded, we are required to grant a security interest in additional equipment and/or prepay the 2021 MSAC Term Loan in an amount sufficient to reduce such ratio to 0.8 or less. The 2021 MSAC Term Loan also contains customary events of default which could result in the acceleration of all amounts to be immediately due and payable and cancellation of all commitments under the facility agreement. The 2021 MSAC Term Loan is guaranteed by Micron.

2021 MSTW Senior Secured Term Loan

In connection with the Inotera Acquisition, on December 6, 2016, we drew 80 billion New Taiwan dollars (equivalent to $2.5 billion) under a collateralized, five-year term loan that bears interest at a variable per annum rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05%. Principal under the 2021 MSTW Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 MSTW Term Loan is collateralized by certain assets, including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary, and the 82% of stock of Inotera owned by MSTW. The 2021 MSTW Term Loan is guaranteed by Micron.

The 2021 MSTW Term Loan contains affirmative and negative covenants, including covenants that limit or restrict our ability to create liens in or dispose of collateral securing obligations under the 2021 MSTW Term Loan, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's and/or Inotera's distribution of cash dividends. The 2021 MSTW Term Loan also contains financial covenants, which are tested semi-annually, as follows:

•	MSTW must maintain a consolidated ratio of total debt to adjusted EBITDA not higher than 5.5x in 2017 and 2018, and not higher than 4.5x in 2019 through 2021;

•
MSTW must maintain adjusted consolidated tangible net worth of not less than 4.0 billion New Taiwan dollars in 2017 and 2018, not less than 6.5 billion New Taiwan dollars in 2019 and 2020, and not less than 12.0 billion New Taiwan dollars in 2021;

•
on a consolidated basis, Micron must maintain a ratio of total debt to adjusted EBITDA not higher than 3.5x in 2017, not higher than 3.0x in 2018 and 2019, and not higher than 2.5x in 2020 and 2021; and

•
on a consolidated basis, Micron must maintain adjusted tangible net worth not less than $9.0 billion in 2017, not less than $12.5 billion in 2018 and 2019, and not less than $16.5 billion in 2020 and 2021.

If MSTW fails to maintain a required financial covenant, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. If MSTW's failure continues for two consecutive semi-annual periods, such will constitute an event of default that could result in all obligations owed under the 2021 MSTW Term Loan being accelerated to be immediately due and payable. Micron's failure to maintain a required financial covenant will only result in a 0.25% increase to the interest rate but will not constitute an event of default. The 2021 MSTW Term Loan also contains customary events of default.

Convertible Senior Notes

As of March 2, 2017, the trading price of our common stock was higher than the initial conversion prices of our 2032 Notes and our 2033 Notes. As a result, the conversion values for these notes exceeded the principal amounts by $1.21 billion as of March 2, 2017.

2022 Senior Secured Term Loan B Repricing Amendment

In October 2016, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the margins added to the base rate from 5.00% to 2.75% and to the adjusted LIBOR rate from 6.00% to 3.75%.

Tender Offers

On March 27, 2017, we commenced tender offers to purchase up to $1.00 billion aggregate purchase price, exclusive of accrued interest (such aggregate purchase price subject to increase by us), of our 2022 senior notes, 2023 senior notes, 2024 senior notes, 2025 senior notes, and 2026 senior notes.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of March 2, 2017, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The closing price of our common stock met the thresholds for conversion for the calendar quarter ended December 31, 2016; therefore, the 2033 Notes are convertible by the holders through the calendar quarter ended March 31, 2017. As a result, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $28 million was classified as redeemable convertible notes in the accompanying consolidated balance sheet. The closing price of our common stock did not meet the thresholds for the calendar quarter ended June 30, 2016; therefore, the 2033 Notes were not convertible by the holders as of September 1, 2016. Therefore, as of September 1, 2016, the 2033 Notes had been classified as noncurrent debt and the aggregate difference between the principal amount and the carrying value had been classified as additional capital.

Equity

Micron Shareholders' Equity

Treasury Stock: In connection with the Inotera Acquisition, in the second quarter of 2017, we sold 58 million shares of our common stock to Nanya for $986 million in cash, of which 54 million shares were issued from treasury stock. As a result, treasury stock decreased by $1.03 billion, resulting in a decrease in retained earnings of $104 million for the difference between the carrying value of the treasury stock and its $925 million fair value.

Outstanding Capped Calls: Our capped calls are intended to reduce the effect of potential dilution from our convertible notes and provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on the expiration dates. As of March 2, 2017, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below strike prices for all capped calls at expiration, to $652 million, if the trading price of our stock is at or above the cap prices for all capped calls.

Expiration of Capped Calls: In the second quarter of 2017, we share-settled a portion of our 2032C and 2032D Capped Calls and received 4 million shares of our stock, equal to a value of $67 million, based on the volume-weighted trading stock prices at the expiration dates. The shares received were recorded as treasury stock.

Shareholder Rights Agreement: On January 18, 2017, our shareholders approved a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding, which entitles shareholders to purchase additional shares of our common stock at a significant discount in the event of an ownership change. The Rights Agreement is intended to avoid an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and thereby preserve our current ability to utilize certain net operating loss and credit carryforwards.

Noncontrolling Interests in Subsidiaries

As of	March 2, 2017		September 1, 2016
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$832	49%	$832	49%
Other	16	Various	16	Various
	$848		$848

IMFT: Since IMFT's inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel that manufactures NAND Flash and 3D XPoint memory products exclusively for the members. The members share the output of IMFT generally in proportion to their investment. IMFT is governed by a Board of Managers for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time either member exercises its right. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. In the first six months of 2016, we and Intel contributed $38 million and $37 million, respectively, to IMFT.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses were reduced by reimbursements from Intel of $59 million and $115 million for the second quarter and first six months of 2017, respectively, and $53 million and $99 million for the second quarter and first six months of 2016, respectively.

Our sales include Non-Trade Non-Volatile Memory, which primarily consists of products sold to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Non-Trade Non-Volatile Memory sales to Intel were $158 million and $281 million for the second quarter and first six months of 2017, respectively, and $126 million and $252 million for the second quarter and first six months of 2016, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	March 2, 2017	September 1, 2016
Assets
Cash and equivalents	$94	$98
Receivables	103	89
Inventories	102	68
Other current assets	6	6
Total current assets	305	261
Property, plant, and equipment, net	1,680	1,792
Other noncurrent assets	42	50
Total assets	$2,027	$2,103

Liabilities
Accounts payable and accrued expenses	$151	$175
Deferred income	6	7
Current debt	16	16
Total current liabilities	173	198
Long-term debt	37	66
Other noncurrent liabilities	91	94
Total liabilities	$301	$358
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings the MMJ Companies initiated in March 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, the 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and/or Inotera to distribute cash dividends. Also, our ability to access the cash and other assets of IMFT through dividends, loans, or advances, including to finance our other operations, is limited and is subject to agreement by Intel. As a result, our total restricted net assets (net assets less intercompany balances and noncontrolling interests) as of March 2, 2017 were $3.38 billion for the MMJ Group, $2.80 billion for MSTW and Inotera, and $894 million for IMFT, which included cash and equivalents of $529 million for the MMJ Group, $297 million for MSTW and Inotera, and $94 million for IMFT.

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

As of	March 2, 2017		September 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$10,092	$9,690	$7,257	$7,050
Convertible notes	3,191	1,472	2,408	1,454

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

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: To hedge our exposures of monetary assets and liabilities to changes in currency exchange rates, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 8 months. In addition, to mitigate the risk of the yen strengthening against the U.S. dollar on our MMJ creditor installment payments due in December 2017 and 2018, we entered into forward contracts to purchase 18 billion yen in December 2017 and 28 billion yen in December 2018. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)	Noncurrent Liabilities(3)
As of March 2, 2017
New Taiwan dollar	$2,855	$57	$(2)	$—
Yen	1,033	—	(12)	(4)
Euro	151	—	(1)	—
Singapore dollar	134	—	(1)	—
Other	20	—	—	—
	$4,193	$57	$(16)	$(4)
As of September 1, 2016
Yen	$1,668	$—	$(10)	$—
Euro	93	—	—	—
Singapore dollar	206	—	—	—
Other	85	—	(1)	—
	$2,052	$—	$(11)	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

(3)	Included in other noncurrent liabilities.

Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense), net. For derivative instruments without hedge accounting designation, we recognized net gains of $61 million and net losses of $117 million for the second quarter and first six months of 2017, respectively, and net gains of $92 million and $71 million for the second quarter and first six months of 2016, respectively.

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

For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. The ineffective and excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense), net. Total notional amounts and gross fair values for derivative instruments with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)
As of March 2, 2017
Yen	$6	$—	$—
Euro	6	—	—
	$12	$—	$—
As of September 1, 2016
Yen	$107	$2	$(1)
Euro	65	—	(1)
	$172	$2	$(2)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

We recognized losses in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges of $9 million in the first six months of 2017, and gains of $5 million and $1 million in the second quarter and first six months of 2016, respectively. Neither the ineffective portions of cash flow hedges recognized in other non-operating income (expense) nor amounts reclassified from accumulated other comprehensive income (loss) to earnings were material in the second quarters and first six months 2017 and 2016. The amount from cash flow hedges included in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings in the next 12 months is not material.

Equity Plans

As of March 2, 2017, 72 million shares were available for future awards under our equity plans.

Stock Options

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Stock options granted	4	5	6	7
Weighted-average grant-date fair value per share	$8.37	$6.59	$8.15	$7.01
Average expected life in years	5.5	5.5	5.5	5.5
Weighted-average expected volatility	47%	47%	47%	47%
Weighted-average risk-free interest rate	1.9%	1.7%	1.8%	1.7%
Expected dividend yield	0%	0%	0%	0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Restricted stock awards granted	5	6	8	9
Weighted-average grant-date fair value per share	$18.67	$14.71	$18.52	$15.84

Stock-based Compensation Expense

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Stock-based compensation expense by caption
Cost of goods sold	$23	$19	$42	$37
Selling, general, and administrative	18	21	33	38
Research and development	14	15	26	26
	$55	$55	$101	$101

Stock-based compensation expense by type of award
Stock options	$18	$22	$35	$42
Restricted stock awards	37	33	66	59
	$55	$55	$101	$101

As of March 2, 2017, $438 million of total unrecognized compensation costs for unvested awards was expected to be recognized through the second quarter of 2021, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense does not reflect significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Restructure and Asset Impairments

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
2016 Restructuring Plan	$4	$—	$33	$—
Other	—	1	—	16
	$4	$1	$33	$16

In the fourth quarter of 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan"). The 2016 Restructuring Plan includes the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of our business, and other non-headcount related spending reductions. As a result, we incurred charges of $33 million in the first six months of 2017 and $58 million in the fourth quarter of 2016 and do not expect to incur additional material charges. As of March 2, 2017 and September 1, 2016, we had accrued liabilities of $9 million and $24 million, respectively, related to the 2016 Restructuring Plan.

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Loss from changes in currency exchange rates	$(28)	$(5)	$(40)	$(8)
Gain on remeasurement of previously-held equity interest in Inotera	71	—	71	—
Other	(9)	(1)	(11)	(2)
	$34	$(6)	$20	$(10)

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and Inotera	$(8)	$(10)	$(21)	$(32)
U.S. valuation allowance release resulting from business acquisition	—	—	—	41
Other, income tax (provision) benefit, primarily other non-U.S. operations	(30)	5	(48)	(10)
	$(38)	$(5)	$(69)	$(1)

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Income taxes on U.S. operations in the second quarters and first six months of 2017 and 2016 were substantially offset by changes in the valuation allowance.

As of the date of the Inotera Acquisition, Inotera's net operating loss carryforward was $654 million, substantially all of which expires on various dates through 2022. In connection with the Inotera Acquisition, we assumed $54 million of uncertain tax positions, of which $26 million was recorded in purchase accounting as a reduction to deferred tax assets. The amounts recorded in purchase accounting primarily related to the surtax treatment of certain purchase accounting adjustments. During the second quarter of 2017, $21 million of the uncertain tax positions assumed in the Inotera Acquisition reached effective settlement with no impact to tax expense or purchase accounting. Although the timing of final resolution is uncertain, the estimated potential reduction in the Inotera unrecognized tax benefits in the next 12 months ranges from $0 to $33 million, including interest and penalties.

We operate in a number of tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate and in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision for the second quarter and first six months 2017 by $132 million (benefitting our diluted earnings per share by $0.11) and $172 million ($0.15 per diluted share), respectively, and were not material for the second quarter or first six months of 2016.

Earnings Per Share

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Net income (loss) available to Micron – Basic and Diluted	$894	$(97)	$1,074	$109

Weighted-average common shares outstanding – Basic	1,099	1,036	1,070	1,035
Dilutive effect of equity plans and convertible notes	61	—	55	37
Weighted-average common shares outstanding – Diluted	1,160	1,036	1,125	1,072

Earnings (loss) per share
Basic	$0.81	$(0.09)	$1.00	$0.11
Diluted	0.77	(0.09)	0.95	0.10

Antidilutive potential common shares that could dilute basic earnings per share in the future were 60 million and 62 million for the second quarter and first six months of 2017, respectively, and 185 million and 72 million for the second quarter and first six months of 2016, respectively.

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

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. In the first quarter of 2017, we revised the measure of segment profitability reviewed by our chief operating decision maker and, as a result, certain items are no longer allocated to our business units. Comparative periods have been revised to reflect these changes. Items not allocated are identified in the table below.

We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.

	Quarter ended		Six months ended
	March 2, 2017	March 3, 2016	March 2, 2017	March 3, 2016
Net sales
CNBU	$1,917	$1,053	$3,387	$2,192
MBU	1,082	503	2,114	1,337
SBU	1,041	901	1,901	1,785
EBU	590	460	1,168	939
All Other	18	17	48	31
	$4,648	$2,934	$8,618	$6,284

Operating income
CNBU	$736	$(33)	$940	$7
MBU	170	(10)	259	138
SBU	71	(3)	26	(17)
EBU	193	96	371	217
All Other	7	5	19	8
	1,177	55	1,615	353

Unallocated
Flow-through of Inotera inventory step up	(60)	—	(60)	—
Stock-based compensation	(55)	(55)	(101)	(101)
Restructure and asset impairments	(4)	(1)	(33)	(16)
Other	(14)	(4)	(18)	(9)
	(133)	(60)	(212)	(126)

Operating income (loss)	$1,044	$(5)	$1,403	$227

Certain Concentrations

Customer concentrations included net sales to Apple of 11% and Intel of 10% for the first six months of 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding benefits from the Inotera Acquisition; the estimated revision in 2017 depreciation expense; effects of inventory step-up in connection with the Inotera Acquisition; future restructure charges; our pursuit of additional financing and debt restructuring; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2017; and the timing of payments for certain contractual obligations. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 1, 2016. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2017 and 2016 each contain 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

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

Overview

We are a world leader in innovative memory solutions. Through our global brands – Micron, Crucial, Lexar, and Ballistix – our broad portfolio of high-performance memory technologies, including DRAM, NAND Flash, NOR Flash, and 3D XPoint memory, is transforming how the world uses information. Backed by more than 35 years of technology leadership, our memory solutions enable the world's most innovative computing, consumer, enterprise storage, data center, mobile, embedded, and automotive applications. We market our products through our internal sales force, independent sales representatives, and distributors primarily to original equipment manufacturers and retailers located around the world. We face intense competition in the semiconductor memory market and in order to remain competitive we must continuously develop and implement new technologies and decrease manufacturing costs. Our success is largely dependent on market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies, and generating a return on R&D investments.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% interest in Inotera not owned by us (the "Inotera Acquisition"). The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars (equivalent to $2.5 billion) of proceeds from the 2021 MSTW Term Loan, $986 million of proceeds from the sale of 58 million shares of our common stock to Nanya, and cash on hand. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and sold such products exclusively to us through supply agreements. As a result of the Inotera Acquisition, we expect to experience greater operational flexibility to drive new technology in products manufactured by Inotera, optimize the deployment of our cash flows across our operations, and enhance our ability to adapt our product offerings to changes in market conditions. In connection with the Inotera Acquisition, we revalued our previously-held 33% equity interest to its fair value and recognized a non-operating gain of $71 million in the second quarter of 2017.

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2017	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
Net sales	$4,648	100%	$2,934	100%	$3,970	100%	$8,618	100%	$6,284	100%
Cost of goods sold	2,944	63%	2,355	80%	2,959	75%	5,903	68%	4,856	77%
Gross margin	1,704	37%	579	20%	1,011	25%	2,715	32%	1,428	23%

SG&A	187	4%	175	6%	159	4%	346	4%	354	6%
R&D	473	10%	403	14%	470	12%	943	11%	824	13%
Restructure and asset impairments	4	—%	1	—%	29	1%	33	—%	16	—%
Other operating (income) expense, net	(4)	—%	5	—%	(6)	—%	(10)	—%	7	—%
Operating income (loss)	1,044	22%	(5)	—%	359	9%	1,403	16%	227	4%

Interest income (expense), net	(153)	(3)%	(85)	(3)%	(132)	(3)%	(285)	(3)%	(170)	(3)%
Other non-operating income (expense), net	34	1%	(6)	—%	(14)	—%	20	—%	(10)	—%
Income tax (provision) benefit	(38)	(1)%	(5)	—%	(31)	(1)%	(69)	(1)%	(1)	—%
Equity in net income (loss) of equity method investees	7	—%	5	—%	(2)	—%	5	—%	64	1%
Net income attributable to noncontrolling interests	—	—%	(1)	—%	—	—%	—	—%	(1)	—%
Net income (loss) attributable to Micron	$894	19%	$(97)	(3)%	$180	5%	$1,074	12%	$109	2%

Net Sales

	Second Quarter				First Quarter		Six Months
	2017	% of Total	2016	% of Total	2017	% of Total	2017	% of Total	2016	% of Total
CNBU	$1,917	41%	$1,053	36%	$1,470	37%	$3,387	39%	$2,192	35%
MBU	1,082	23%	503	17%	1,032	26%	2,114	25%	1,337	21%
SBU	1,041	22%	901	31%	860	22%	1,901	22%	1,785	28%
EBU	590	13%	460	16%	578	15%	1,168	14%	939	15%
All Other	18	—%	17	1%	30	1%	48	1%	31	—%
	$4,648		$2,934		$3,970		$8,618		$6,284
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for the second quarter of 2017 increased 17% as compared to the first quarter of 2017. Higher sales for all operating segments resulted primarily from increases in DRAM average selling prices and increases in Non-Volatile Memory gigabits sold due to increases in market demand and higher manufacturing output as a result of improvements in product and process technologies.

Total net sales for the second quarter of 2017 increased 58% as compared to the second quarter of 2016 primarily due to increases in gigabits sold and increases in average selling prices for DRAM products, partially offset by declines in average selling prices for Non-Volatile Memory products. Total net sales for the first six months of 2017 increased 37% as compared to the first six months of 2016 as increases in gigabits sold outpaced declines in average selling prices. The increases in gigabits sold for the second quarter and first six months of 2017 were primarily attributable to increases in market demand and higher manufacturing output due to improvements in product and process technologies.

Gross Margin

Our overall gross margin percentage increased to 37% for the second quarter of 2017 from 25% for the first quarter of 2017 reflecting increases for all operating segments primarily due to manufacturing cost reductions and increases in average selling prices for DRAM products.

Our overall gross margin percentage increased to 37% for the second quarter of 2017 from 20% for the second quarter of 2016 reflecting improvements for all operating segments, primarily due to manufacturing cost reductions and increases in average selling prices for DRAM products, partially offset by declines in average selling prices for Non-Volatile Memory products. Our overall gross margin percentage increased to 32% for the first six months of 2017 from 23% for the first six months of 2016 reflecting increases in the gross margin percentages for all operating segments primarily due to manufacturing cost reductions.

Due to the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends, in the fourth quarter of 2016, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years, which reduced depreciation costs by approximately $100 million per quarter in 2017.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015 through our acquisition of Inotera on December 6, 2016, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. We purchased $504 million, and $326 million of DRAM products from Inotera in the first quarter of 2017 and second quarter of 2016, respectively. DRAM products produced by Inotera accounted for 37% of our aggregate DRAM gigabit production for the second and first quarters of 2017 as compared to 29% for the second quarter of 2016. In accounting for the Inotera Acquisition, Inotera's work in process inventories were recorded at fair value, based on their estimated future selling prices, estimated costs to complete and other factors, which was approximately $107 million higher than the cost of work in process inventory recorded by Inotera prior to the acquisition. Of this amount, approximately $60 million was included in cost of goods sold for the second quarter of 2017 and a significant portion of the remainder is expected to be included in costs of goods sold in the third quarter of 2017.

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

CNBU

	Second Quarter		First Quarter	Six Months
	2017	2016	2017	2017	2016
Net sales	$1,917	$1,053	$1,470	$3,387	$2,192
Operating income (loss)	736	(33)	204	940	7

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the second quarter of 2017 increased 30% as compared to the first quarter of 2017 primarily due to increases in average selling prices as a result of favorable market conditions, particularly in cloud and enterprise markets. CNBU operating margin for the second quarter of 2017 increased from the first quarter of 2017 due to increases in average selling prices and manufacturing cost reductions.

CNBU sales for the second quarter of 2017 increased 82% as compared to the second quarter of 2016 primarily due to increases in gigabits sold and average selling prices. CNBU sales for the first six months of 2017 increased 55% as compared to the first six months of 2016 primarily due to increases in gigabits sold. CNBU operating margin for the second quarter and first six months of 2017 improved from the corresponding periods of 2016 primarily due to manufacturing cost reductions and increases in average selling prices.

MBU

	Second Quarter		First Quarter	Six Months
	2017	2016	2017	2017	2016
Net sales	$1,082	$503	$1,032	$2,114	$1,337
Operating income (loss)	170	(10)	89	259	138

MBU sales are primarily composed of DRAM and Non-Volatile Memory, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the second quarter of 2017 increased 5% as compared to the first quarter of 2017 primarily due to increases in average selling prices as a result of strong market conditions. MBU operating margin for the second quarter of 2017 increased from the first quarter of 2017 due to manufacturing cost reductions and increases in average selling prices, partially offset by higher operating expenses.

MBU sales for the second quarter and first six months of 2017 increased 115% and 58%, respectively, as compared to the corresponding periods of 2016 primarily due to significant increases in gigabits sold driven by the completion of customer qualifications and higher memory content in smartphones, partially offset by declines in average selling prices. MBU operating margin for the second quarter and first six months of 2017 improved from the corresponding periods of 2016 primarily due to manufacturing cost reductions and higher gigabit sales, partially offset by declines in average selling prices and higher R&D costs.

SBU

	Second Quarter		First Quarter	Six Months
	2017	2016	2017	2017	2016
Net sales	$1,041	$901	$860	$1,901	$1,785
Operating income (loss)	71	(3)	(45)	26	(17)

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our Non-Volatile Memory products. (See "Operating Results by Product – Trade Non-Volatile Memory" for further details.) SBU sales for the second quarter of 2017 increased 21% from the first quarter of 2017 primarily due to increases in gigabits sold. SBU sales included Non-Trade Non-Volatile Memory sales of $158 million, $123 million and $126 million, for the second quarter of 2017, first quarter of 2017, and second quarter of 2016, respectively.

SBU sales of Trade Non-Volatile Memory products for the second quarter of 2017 increased 20% from the first quarter of 2017 primarily due to increases in gigabits sold as a result of higher SSD sales, particularly in enterprise and cloud markets, and strong demand in the overall NAND Flash market combined with higher manufacturing output. SBU operating margin for the second quarter of 2017 improved from the first quarter of 2017 primarily due to manufacturing cost reductions.

SBU sales of Trade Non-Volatile Memory products for the second quarter and first six months of 2017 increased 15% and 6%, respectively, as compared to the corresponding periods of 2016 primarily due to increases in gigabits sold as a result of strong demand combined with higher manufacturing output, partially offset by declines in average selling prices. SBU operating margin for the second quarter and first six months of 2017 improved from the corresponding periods of 2016 as manufacturing cost reductions outpaced declines in average selling prices.

EBU

	Second Quarter		First Quarter	Six Months
	2017	2016	2017	2017	2016
Net sales	$590	$460	$578	$1,168	$939
Operating income	193	96	178	371	217

EBU sales are composed of DRAM, Non-Volatile Memory, and NOR Flash in decreasing order of revenue. EBU sales for the second quarter of 2017 increased 2% as compared to the first quarter of 2017 primarily due to higher sales volumes for DRAM products as a result of strong sales in our automotive business partially offset by lower sales of Non-Volatile products due to declines in average selling prices. EBU operating income for the second quarter of 2017 increased from the first quarter of 2017 primarily due to manufacturing cost reductions and the increases in sales volumes.

EBU sales for the second quarter and first six months of 2017 increased 28% and 24%, respectively, as compared to the corresponding periods of 2016 primarily due to higher sales volumes of DRAM and Non-Volatile Memory products as a result of increases in demand partially offset by declines in average selling prices. EBU operating income for the second quarter and first six months of 2017 improved as compared to the corresponding periods of 2016 as manufacturing cost reductions outpaced declines in average selling prices and as sales volumes increased.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2017	% of Total	2016	% of Total	2017	% of Total	2017	% of Total	2016	% of Total
DRAM	$2,960	64%	$1,588	54%	$2,421	61%	$5,381	62%	$3,533	56%
Non-Volatile Memory
Trade	1,412	30%	1,074	37%	1,272	32%	2,684	31%	2,217	35%
Non-Trade	158	3%	126	4%	123	3%	281	3%	252	4%
Other	118	3%	146	5%	154	4%	272	3%	282	4%
	$4,648		$2,934		$3,970		$8,618		$6,284
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

DRAM

	Second Quarter 2017 Versus		First Six Months 2017 Versus
	First Quarter	Second Quarter	First Six Months
	2017	2016	2016

	(percentage change from period indicated)
Net sales	22%	86%	52%
Average selling prices per gigabit	21%	7%	(8)%
Gigabits sold	1%	75%	66%
Cost per gigabit	(3)%	(23)%	(22)%

The increases in gigabits sold for the second quarter and first six months of 2017 as compared to the corresponding periods of 2016 were primarily due to strong demand across key markets and customer qualifications combined with increases in gigabit production. The decreases in cost per gigabit for the second quarter of 2017 as compared to the first quarter of 2017 and second quarter of 2016 were primarily due to improvements in product and process technologies. The decreases in cost per gigabit for the second quarter and first six months of 2017 as compared to the corresponding periods of 2016 also reflected lower depreciation due to the change made in the fourth quarter of 2016 in estimated useful lives for equipment at our DRAM wafer fabrication facilities. Gigabit production and cost reductions for the second and first quarters of 2017 were affected by a transition to a higher mix of DDR4 products, which have larger die sizes and fewer bits per wafer. Cost reductions in the second quarter of 2017 were also adversely affected by the step-up of acquired Inotera inventories.

Our DRAM gross margin percentage for the second quarter of 2017 increased as compared to the first quarter of 2017 and second quarter of 2016 primarily due to increases in average selling prices and manufacturing cost reductions. Our gross margin percentage on sales of DRAM products for the first six months of 2017 improved from the first six months of 2016 as manufacturing cost reductions outpaced declines in average selling prices.

Trade Non-Volatile Memory

	Second Quarter 2017 Versus		First Six Months 2017 Versus
	First Quarter	Second Quarter	First Six Months
	2017	2016	2016

	(percentage change from period indicated)
Sales to trade customers
Net sales	11%	31%	21%
Average selling prices per gigabit	(6)%	(12)%	(16)%
Gigabits sold	18%	49%	45%
Cost per gigabit	(15)%	(24)%	(22)%

Through the second quarter of 2017, substantially all of our Trade Non-Volatile Memory sales were from NAND Flash products. The increase in gigabits sold of Trade Non-Volatile Memory for the second quarter of 2017 as compared to the first quarter of 2017 and second quarter of 2016 was due to an increase in demand, primarily for SSD products. Our ability to meet this demand was due in part to an increase in production from our facilities, primarily due to the ramp of additional capacity and improvements in product and process technology, including our transition to 3D NAND Flash products.

Our gross margin percentage on sales of Trade Non-Volatile Memory products for the second quarter of 2017 increased from the first quarter of 2017 as manufacturing cost reductions outpaced declines in average selling prices. Our gross margin percentage on sales of Trade Non-Volatile Memory products for the second quarter and first six months of 2017 improved from the corresponding periods of 2016 as manufacturing cost reductions outpaced declines in average selling prices.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the second quarter of 2017 were 18% higher than the first quarter of 2017 primarily due to $12 million of transaction costs related to the Inotera Acquisition and increases in payroll costs. SG&A expenses for the second quarter of 2017 were 7% higher than the second quarter of 2016 primarily due to transaction costs related to the Inotera Acquisition partially offset by decreases in payroll costs as a result of the 2016 Restructuring Plan. SG&A expenses for the first six months of 2017 were relatively unchanged as compared to the first six months of 2016.

Research and Development

R&D expenses for the second quarter of 2017 were relatively unchanged from the first quarter of 2017 primarily due to higher variable pay costs offset by lower volumes of development wafers processed. R&D expenses for the second quarter of 2017 were 17% higher than for the second quarter of 2016 primarily due to higher volumes of development wafers processed. R&D expenses for the first six months of 2017 were 14% higher than the first six months of 2017 primarily due to higher volumes of development wafers processed.

We generally share with Intel the costs of product design and process development activities for NAND Flash and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel and others of $59 million for the second quarter of 2017, $56 million for the first quarter of 2017, and $53 million for the second quarter of 2016.

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Second Quarter		First Quarter	Six Months
	2017	2016	2017	2017	2016
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and Inotera	$(8)	$(10)	$(13)	$(21)	$(32)
U.S. valuation allowance release resulting from business acquisition	—	—	—	—	41
Other, income tax (provision) benefit, primarily other non-U.S. operations	(30)	5	(18)	(48)	(10)
	$(38)	$(5)	$(31)	$(69)	$(1)

Effective tax rate	4.1%	5.2%	14.6%	6.1%	2.1%

Our effective tax rates reflect the following:

•	operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the tax rates are significantly lower than the U.S. statutory rate;

•	operations outside the U.S., including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates;

•	exclusion of certain jurisdictions from the consolidated effective tax rate computations for instances where no benefit is recorded on forecasted losses; and

•	a valuation allowance against substantially all of our U.S. net deferred tax assets.

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operation and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $132 million (benefitting our diluted earnings per share by $0.11) for the second quarter of 2017, $40 million ($0.04 per diluted share) for the first quarter of 2017, and were not material to our tax provision for the second quarter of 2016.

Equity in Net Income (Loss) of Equity Method Investees

Equity in net income (loss) of equity method investees, net of tax, included the following:

	Second Quarter		First Quarter	Six Months
	2017	2016	2017	2017	2016
Inotera	$—	$2	$9	$9	$54
Tera Probe	7	3	(12)	(5)	6
Other	—	—	1	1	4
	$7	$5	$(2)	$5	$64

We ceased recognizing our share of Inotera's earnings due to our acquisition of the remaining interest in Inotera on December 6, 2016. In the first quarter of 2017, we recorded an impairment charge of $16 million within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price.

Other

Interest expense increased in the second quarter of 2017 as compared to the first quarter of 2017 and second quarter of 2016, primarily due to increases in debt obligations including our borrowings of 80 billion New Taiwan dollars (equivalent to $2.5 billion) at an effective interest rate of 3.02% on December 6, 2016 under the 2021 MSTW Term Loan and $450 million at an effective interest rate of 3.87% on December 2, 2016 under the 2021 MSAC Term Loan.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Restructure and Asset Impairments

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time in the future, to engage in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. As of March 2, 2017, we had credit facilities available for up to $1.03 billion of additional financing based, in part, on eligible receivables. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements through at least the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. The actual amounts for 2017 will vary depending on market conditions. As of March 2, 2017, we had commitments of approximately $580 million for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Cash and marketable investments included the following:

As of	March 2, 2017	September 1, 2016
Cash and equivalents and short-term investments	$3,898	$4,398
Long-term marketable investments	589	414

Our investments consist primarily of liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of March 2, 2017, $1.62 billion of our cash and equivalents and short-term investments was held by our foreign subsidiaries. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Tender Offers

On March 27, 2017, we commenced tender offers (the "Tender Offers") to purchase up to $1.00 billion aggregate purchase price, exclusive of accrued interest (such aggregate purchase price subject to increase by us), of our 2022 senior notes, 2023 senior notes, 2024 senior notes, 2025 senior notes, and 2026 senior notes. The Tender Offers are intended to lower our overall interest expense and decrease leverage and will be funded from available cash on hand.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% interest in Inotera not owned by us for an aggregate of $4.1 billion in cash. The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars (equivalent to $2.5 billion) of proceeds from the 2021 MSTW Term Loan, $986 million of proceeds from the sale of 58 million shares of our common stock to Nanya, and cash on hand.

Acquisition Financing

2021 MSTW Term Loan: On December 6, 2016, we drew 80 billion New Taiwan dollars (equivalent to $2.5 billion) under a collateralized, five-year term loan that bears interest at a variable per annum rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05%. Principal under the 2021 MSTW Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 MSTW Term Loan is collateralized by certain assets including a real estate mortgage on Inotera's main production facility and site, a chattel mortgage over certain equipment of Inotera, all of the stock of our MSTW subsidiary, and the 82% of stock of Inotera owned by MSTW. The 2021 MSTW Term Loan is guaranteed by Micron.

The 2021 MSTW Term Loan contains affirmative and negative covenants, including covenants that limit or restrict our ability to create liens in or dispose of collateral securing obligations under the 2021 MSTW Term Loan, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's and/or Inotera's distribution of cash dividends. The 2021 MSTW Term Loan also contains financial covenants, which are tested semi-annually:

•	MSTW must maintain a consolidated ratio of total debt to adjusted EBITDA not higher than 5.5x in 2017 and 2018, and not higher than 4.5x in 2019 through 2021;

•
MSTW must maintain adjusted consolidated tangible net worth of not less than 4.0 billion New Taiwan dollars in 2017 and 2018, not less than 6.5 billion New Taiwan dollars in 2019 and 2020, and not less than 12.0 billion New Taiwan dollars in 2021;

•
on a consolidated basis, Micron must maintain a ratio of total debt to adjusted EBITDA not higher than 3.5x in 2017, not higher than 3.0x in 2018 and 2019, and not higher than 2.5x in 2020 and 2021; and

•
on a consolidated basis, Micron must maintain adjusted tangible net worth not less than $9.0 billion in 2017, not less than $12.5 billion in 2018 and 2019, and not less than $16.5 billion in 2020 and 2021.

If MSTW fails to maintain a required financial covenant, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. If MSTW's failure continues for two consecutive semi-annual periods, such will constitute an event of default that could result in all obligations owed under the 2021 MSTW Term Loan being accelerated to be immediately due and payable. Micron's failure to maintain a required financial covenant will only result in a 0.25% increase to the interest rate but will not constitute an event of default. The 2021 MSTW Term Loan also contains customary events of default.

To hedge our currency exposure of this borrowing, we entered into a series of currency forward contracts in December 2016 to purchase an aggregate of 80 billion New Taiwan dollars under a rolling hedge strategy. As of March 2, 2017, substantially all of the forward contracts expire at various dates through October 2017.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and equivalents and short-term investments in the table above included an aggregate of $529 million held by the MMJ Group as of March 2, 2017. As a result of the corporate reorganization proceedings the MMJ Companies initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are prohibited from paying dividends to us. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to approval of the legal trustees and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

MSTW and Inotera: Cash and equivalents and short-term investments in the table above included an aggregate of $297 million held by MSTW and Inotera as of March 2, 2017. The 2021 MSTW Term Loan contains covenants that limit or restrict the ability of each of MSTW and Inotera to pay dividends.

IMFT: Cash and equivalents and short-term investments in the table above included $94 million held by IMFT as of March 2, 2017. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of March 2, 2017, $849 million of cash and equivalents and short-term investments, including substantially all of the amounts held by the MMJ Group, MSTW, and Inotera, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

	First Six Months
	2017	2016
Net cash provided by operating activities	$2,543	$1,883
Net cash provided by (used for) investing activities	(5,366)	(1,026)
Net cash provided by (used for) financing activities	2,341	(68)
Effect of changes in currency exchange rates on cash and equivalents	(25)	2
Net increase (decrease) in cash and equivalents	$(507)	$791

Operating Activities: For the first six months of 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $773 million of cash used for net increases in receivables, $361 million of payments attributed to intercompany balances with Inotera, and $399 million of cash provided by net increases in accounts payable and accrued expenses. For the first six months of 2016, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $542 million of cash provided from net reductions in receivables, partially offset by $268 million of cash used for net increases in inventory.

Investing Activities: For the first six months of 2017, net cash used for investing activities consisted primarily of $2.63 billion of net cash paid for the Inotera Acquisition (net of $361 million of payments attributed to intercompany balances with Inotera included in operating activities) and $2.43 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners). For the first six months of 2016, net cash used for investing activities consisted primarily of $2.21 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $148 million for our acquisition of Tidal Systems, Ltd., partially offset by $1.27 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first six months of 2017, net cash provided by financing activities consisted primarily of $2.48 billion of net proceeds from the 2021 MSTW Term Loan and $445 million of net proceeds from the 2021 MSAC Term Loan, partially offset by $556 million for repayments of debt. For the first six months of 2016, net cash used for financing activities consisted primarily of $519 million for repayments of debt (including $36 million for the amount in excess of principal in connection with the repurchase of a portion of our convertible notes) and $125 million for the open-market repurchases of 7 million shares of our common stock, partially offset by $424 million of proceeds from equipment sale-leaseback financing and $174 million from the issuance of debt. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended on December 31, 2016 exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes, those notes are convertible by the holders during the calendar quarter ended March 31, 2017. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending March 31, 2017 if all holders converted their 2032 Notes and 2033 Notes. The amounts in the table below are based on our closing share price of $24.70 as of March 2, 2017.

	Settlement Option for			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares	Cash
2032C Notes	Cash and/or shares	Cash and/or shares	23	$—	23	$574
2032D Notes	Cash and/or shares	Cash and/or shares	18	—	18	438
2033E Notes	Cash	Cash and/or shares	16	176	9	397
2033F Notes	Cash	Cash and/or shares	27	297	15	672
			84	$473	65	$2,081

Contractual Obligations

	Payments Due by Period
As of March 2, 2017	Total	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter
Notes payable(1)(2)	$14,689	$332	$1,039	$1,529	$2,105	$1,562	$8,122
Capital lease obligations(2)	1,400	202	372	313	215	87	211
Operating leases(3)	146	14	26	25	20	17	44
Total	$16,235	$548	$1,437	$1,867	$2,340	$1,666	$8,377

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

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. The majority of our indebtedness is at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of March 2, 2017 and September 1, 2016, a decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $396 million and $420 million, respectively. A 1% increase in the interest rates of our variable-rate debt would result in an increase in interest expense of approximately $40 million per year.

As of March 2, 2017 and September 1, 2016, we held fixed-rate debt investment securities of $1.19 billion and $1.11 billion, respectively, which were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $3 million as of March 2, 2017 and $1 million as of September 1, 2016.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Part II. Other Information – Item 1A. Risk Factors." Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. The substantial majority of our sales are transacted in the U.S. dollar; however, significant amounts of our debt financing, operating expenditures, and capital purchases are incurred in or exposed to other currencies, primarily the euro, New Taiwan dollar, Singapore dollar, and yen. We have established currency risk management programs for our foreign currency balances in monetary assets and liabilities to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We generally utilize currency forward contracts in these hedging programs, which reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

Based on our foreign currency balances of monetary assets and liabilities, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $437 million as of March 2, 2017 and $241 million as of September 1, 2016. We hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within 8 months. In addition, we have entered into foreign currency forward contracts that mature in December 2017 and December 2018 to hedge our currency exchange rate risk on certain debt. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately forecast our monetary assets and liabilities. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Instruments.")

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

On December 6, 2016, we acquired the 67% interest in Inotera not owned by us and began consolidating Inotera. As a result, we are currently integrating Inotera's operations into our overall internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company, and accordingly, we expect to exclude Inotera from the assessment of internal control over financial reporting during that time.

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Part I – Item 3. Legal Proceedings" of our Form 10-K for 2016 and "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors" herein.

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

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of March 2, 2017, we had debt with a carrying value of $12.43 billion. As of March 2, 2017, we also had credit facilities available for up to $1.03 billion, and is subject to certain conditions, including outstanding balances of eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize these facilities. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•
result in certain of our debt instruments being accelerated to be immediately due and payable or being deemed to be in default if certain terms of default are triggered under cross-default and/or cross-acceleration provisions;

•	result in all obligations owing under the 2021 MSTW Term Loan being accelerated to be immediately due and payable if our MSTW subsidiary fails to comply with financial covenants;

•	increase the interest rate under the 2021 MSTW Term Loan if we or MSTW fails to maintain certain financial covenants;

•	adversely impact our credit rating, which could increase future borrowing costs;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;

•	restrict our ability to incur indebtedness, create or incur certain liens, and enter into sale-leaseback financing transactions;

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions;

•	increase our exposure to interest rate risk from variable rate indebtedness;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures for the first six months of 2017, offset by amounts funded by our partners, were $2.35 billion. As of March 2, 2017, we had cash and marketable investments of $4.49 billion. As of March 2, 2017, $849 million of cash and equivalents and short-term investments, including substantially all of the cash held by the MMJ Group, MSTW, and Inotera, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. In addition, cash of $94 million held by IMFT was generally not available to finance our other operations.

The 2021 MSTW Term Loan contains covenants that limit or restrict MSTW's ability to create liens in or dispose of collateral securing obligations under the 2021 MSTW Term Loan, mergers involving MSTW and/or Inotera, loans or guarantees to third parties by Inotera and/or MSTW, and MSTW's and/or Inotera's distribution of cash dividends. As a result, the assets of MSTW and/or Inotera are not available for use by us in our other operations.

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

On December 6, 2016, we acquired the remaining 67% interest in Inotera (the "Inotera Acquisition"). The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars (equivalent to $2.5 billion) of proceeds from the 2021 MSTW Term Loan, $986 million of proceeds from the sale of shares of our common stock to Nanya, and cash on hand.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which has historically experienced significant declines in pricing;

•	increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	changed relationship with Nanya and its affiliated companies;

•	effectiveness of internal controls and disclosure controls and procedures;

•	effectiveness of environmental, health and safety, anti-corruption, human resource, or other policies or practices;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

In the fourth quarter of 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan"). The 2016 Restructuring Plan includes the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we incurred charges of $33 million in the first six months of 2017 and $58 million in the fourth quarter of 2016 and do not expect to incur additional material charges. As of March 2, 2017 and September 1, 2016, we had accrued liabilities of $9 million and $24 million, respectively, related to the 2016 Restructuring Plan.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $40 million for the first six months of 2017, $24 million for 2016, and $27 million for 2015. Based on our foreign currency balances of monetary assets and liabilities as of March 2, 2017, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $437 million. Although we hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities by hedging our primary currency exposures with currency forward contracts, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected. In addition, in connection with the Inotera Acquisition, our exposure to changes in foreign currency exchange rates could increase if not offset by corresponding hedges.

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

In previous years, supply of memory products has significantly exceeded customer demand, resulting in significant declines in average selling prices for DRAM, NAND Flash, and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda and the 2012 bankruptcy filing by Elpida (now known as MMJ). These types of proceedings often lead to court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we engage from time to time in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges, and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations, or financial condition.

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

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2012 through 2016. In addition, tax returns that remain open to examination in Japan and Taiwan range from the years 2011 to 2016 and in Singapore from 2012 to 2016. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of September 1, 2016, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.90 billion and $1.94 billion, respectively, which, if not utilized, will expire at various dates from 2017 through 2036. As of September 1, 2016, our foreign net operating loss carryforwards were $6.04 billion, including $4.28 billion pertaining to Japan, which will, if not utilized, substantially all expire at various dates from 2019 through 2025. In addition, as a result of the Inotera Acquisition, we added foreign net operating loss carryforwards in Taiwan of $654 million, substantially all of which expires on various dates through 2022. As of September 1, 2016, we had valuation allowances of $1.16 billion and $765 million against our net deferred tax assets in the U.S. and Japan, respectively.

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

On January 18, 2017, our shareholders approved a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding, which entitles certain shareholders to purchase additional shares of our common stock at a significant discount in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur when the percentage of our ownership by one or more 5% shareholders has increased by more than 50% at any time during the prior three years. Pursuant to the Rights Agreement, if a shareholder (or group) acquires beneficial ownership of 4.99% or more of the outstanding shares of our common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable. The Rights Agreement is intended to avoid an adverse ownership change, thereby preserving our current ability to utilize certain net operating loss and credit carryforwards; however, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the second quarter of 2017, we had repurchased a total of 49 million shares for $956 million through open-market transactions pursuant to such authorization. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

During the second quarter of 2017, we share-settled a portion of our 2032C and 2032D Capped Calls and received 3,701,568 shares of our common stock.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 2, 2016	–	January 5, 2017	3,701,568	$18.15	—	$294,184,917
January 6, 2017	–	February 2, 2017	—	—	—	294,184,917
February 3, 2017	–	March 2, 2017	—	—	—	294,184,917
			3,701,568	—	—

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

In connection with the Inotera Acquisition on December 6, 2016, we sold 58 million shares of our common stock to Nanya, of which 54 million were issued from treasury stock, and received cash proceeds of $986 million. These shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and are subject to certain restrictions on transfers.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (2)
4.26	Supplemental Indenture, dated as of January 19, 2017, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee
4.27	Supplemental Indenture, dated as of January 19, 2017, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee
10.8	Amended and Restated 2007 Equity Incentive Plan (3)
10.49*	Second Amended and Restated Supply Agreement, dated February 10, 2017, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.50*	Amended and Restated Supplemental Wafer Supply Agreement, dated February 10, 2017, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.51*	Amended and Restated Wafer Supply Agreement No. 3 dated, February 10, 2017, by and among Micron Technology, Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.64	Deferred Compensation Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

(1) Incorporated by reference to Current Report on Form 8-K dated January 26, 2015.
(2) Incorporated by reference to Current Report on Form 8-K dated February 1, 2016.
(3) Incorporated by reference to Definitive Proxy Statement on Schedule 14A dated December 8, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	March 28, 2017	/s/ Ernest E. Maddock
Ernest E. Maddock Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)