Form 10-Q
period 2017-06-01
MICRON TECHNOLOGY INC
filed 2017-06-30
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of outstanding shares of the registrant's common stock as of June 23, 2017, was 1,114,065,834.

Definitions of Commonly Used Terms
As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 MSAC Term Loan	Variable Rate MSAC Senior Secured Term Loan due 2021	Micron	Micron Technology, Inc. (Parent Company)
2021 MSTW Term Loan	Variable Rate MSTW Senior Secured Term Loan due 2021	MMJ	Micron Memory Japan, Inc.
2022 Term Loan B	Senior Secured Term Loan B due 2022	MMJ Companies	MAI and MMJ
2032 Notes	2032C and 2032D Notes	MMJ Group	MMJ and its subsidiaries
2032C Notes	2.375% Convertible Senior Notes due 2032	MMT	Micron Memory Taiwan Co., Ltd.
2032D Notes	3.125% Convertible Senior Notes due 2032	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2033 Notes	2033E and 2033F Notes	MTTW	Micron Technology Taiwan, Inc.
2033E Notes	1.625% Convertible Senior Notes due 2033	Nanya	Nanya Technology Corporation
2033F Notes	2.125% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
2043G Notes	3.00% Convertible Senior Notes due 2043	R&D	Research and Development
Elpida	Elpida Memory, Inc.	SG&A	Selling, General, and Administrative
IMFT	IM Flash Technologies, LLC	SSD	Solid-State Drive
Inotera	Inotera Memories, Inc.	TAIBOR	Taipei Interbank Offered Rate
Intel	Intel Corporation	Tera Probe	Tera Probe, Inc.
Japan Court	Tokyo District Court	VIE	Variable Interest Entity
MAI	Micron Akita, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Net sales	$5,566	$2,898	$14,184	$9,182
Cost of goods sold	2,957	2,400	8,860	7,256
Gross margin	2,609	498	5,324	1,926

Selling, general, and administrative	204	148	550	502
Research and development	434	382	1,377	1,206
Restructure and asset impairments	12	—	45	16
Other operating (income) expense, net	(4)	(5)	(14)	2
Operating income (loss)	1,963	(27)	3,366	200

Interest income	10	10	25	33
Interest expense	(153)	(109)	(453)	(302)
Other non-operating income (expense), net	(83)	(34)	(63)	(44)
	1,737	(160)	2,875	(113)

Income tax (provision) benefit	(92)	(15)	(161)	(16)
Equity in net income (loss) of equity method investees	2	(40)	7	24
Net income (loss)	1,647	(215)	2,721	(105)
Net (income) attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to Micron	$1,647	$(215)	$2,721	$(106)

Earnings (loss) per share
Basic	$1.49	$(0.21)	$2.52	$(0.10)
Diluted	1.40	(0.21)	2.38	(0.10)

Number of shares used in per share calculations
Basic	1,106	1,036	1,082	1,035
Diluted	1,177	1,036	1,142	1,035

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Net income (loss)	$1,647	$(215)	$2,721	$(105)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11	39	48	(50)
Gain (loss) on derivatives, net	6	3	(1)	2
Pension liability adjustments	1	—	—	(5)
Gain (loss) on investments, net	1	4	—	2
Other comprehensive income (loss)	19	46	47	(51)

Total comprehensive income (loss)	1,666	(169)	2,768	(156)
Comprehensive (income) attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income (loss) attributable to Micron	$1,666	$(169)	$2,768	$(157)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	June 1, 2017	September 1, 2016
Assets
Cash and equivalents	$4,048	$4,140
Short-term investments	282	258
Receivables	3,497	2,068
Inventories	3,064	2,889
Other current assets	132	140
Total current assets	11,023	9,495
Long-term marketable investments	471	414
Equity method investments	15	1,364
Deferred tax assets	667	657
Property, plant, and equipment, net	19,014	14,686
Intangible assets, net	405	464
Goodwill	1,228	104
Other noncurrent assets	444	356
Total assets	$33,267	$27,540

Liabilities and equity
Accounts payable and accrued expenses	$3,656	$3,879
Deferred income	326	200
Current debt	1,161	756
Total current liabilities	5,143	4,835
Long-term debt	10,485	9,154
Other noncurrent liabilities	595	623
Total liabilities	16,223	14,612

Commitments and contingencies

Redeemable convertible notes	25	—

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,114 shares issued and 1,110 outstanding (1,094 issued and 1,040 outstanding as of September 1, 2016)	111	109
Additional capital	8,222	7,736
Retained earnings	7,893	5,299
Treasury stock, 4 shares held (54 as of September 1, 2016)	(67)	(1,029)
Accumulated other comprehensive income (loss)	12	(35)
Total Micron shareholders' equity	16,171	12,080
Noncontrolling interests in subsidiaries	848	848
Total equity	17,019	12,928
Total liabilities and equity	$33,267	$27,540

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine months ended	June 1, 2017	June 2, 2016
Cash flows from operating activities
Net income (loss)	$2,721	$(105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	2,795	2,266
Amortization of debt discount and other costs	93	94
Stock-based compensation	158	148
Loss on restructure of debt	62	4
Gain on remeasurement of previously-held equity interest in Inotera	(71)	—
Equity in net (income) loss of equity method investees	(7)	(24)
Change in operating assets and liabilities
Receivables	(1,338)	468
Inventories	108	(580)
Accounts payable and accrued expenses	511	3
Payments attributed to intercompany balances with Inotera	(361)	—
Deferred income taxes, net	80	11
Other	199	(13)
Net cash provided by operating activities	4,950	2,272

Cash flows from investing activities
Expenditures for property, plant, and equipment	(3,469)	(3,894)
Acquisition of Inotera	(2,634)	—
Purchases of available-for-sale securities	(943)	(879)
Payments to settle hedging activities	(267)	(107)
Proceeds from sales and maturities of available-for-sale securities	857	3,189
Proceeds from settlement of hedging activities	146	190
Other	71	(141)
Net cash provided by (used for) investing activities	(6,239)	(1,642)

Cash flows from financing activities
Proceeds from issuance of debt	3,136	2,166
Proceeds from issuance of stock under equity plans	108	30
Proceeds from equipment sale-leaseback transactions	—	538
Repayments of debt	(1,774)	(689)
Payments on equipment purchase contracts	(261)	(14)
Cash paid to acquire treasury stock	(35)	(147)
Other	33	(181)
Net cash provided by (used for) financing activities	1,207	1,703

Effect of changes in currency exchange rates on cash and equivalents	(10)	7

Net increase (decrease) in cash and equivalents	(92)	2,340
Cash and equivalents at beginning of period	4,140	2,287
Cash and equivalents at end of period	$4,048	$4,627

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

We are a world leader in innovative memory solutions. Through our global brands – Micron®, Crucial®, Lexar®, and Ballistix® – our broad portfolio of high-performance memory technologies, including DRAM, NAND, NOR Flash, and 3D XPoint™ memory, is transforming how the world uses information. Backed by more than 35 years of technology leadership, our memory solutions enable the world's most innovative computing, consumer, enterprise storage, data center, mobile, embedded, and automotive applications. The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 1, 2016. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 – Simplifying the Test for Goodwill Impairment, which modified the goodwill impairment test and required an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeded its fair value. We adopted this ASU as of the beginning of the fourth quarter of 2017 in connection with our annual impairment test. The adoption of the ASU itself did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification within the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of the adoption of this ASU, in the first quarter of 2017, we recognized deferred tax assets of $325 million for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The adoption did not have any other material impacts on our financial statements.

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

Recently Issued Accounting Standards

In November 2016, the FASB issued ASU 2016-18 – Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for us in the first quarter of 2019 with early adoption permitted and requires retrospective adoption. We are evaluating the timing of our adoption of this ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16 – Intra-Entity Transfers Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU will be effective for us in the first quarter of 2019 with early adoption permitted and requires modified retrospective adoption. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. This ASU will be effective for us in the first quarter of 2021; however, we are permitted to adopt this ASU as early as the first quarter of 2020. This ASU requires modified retrospective adoption, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us in the first quarter of 2020 with early adoption permitted and requires modified retrospective adoption. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right-of-use assets and corresponding liabilities. We are evaluating the timing and other effects of our adoption of this ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us in the first quarter of 2019 and requires modified retrospective adoption. We are evaluating the effects of our adoption of this ASU on our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S. The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are required to adopt this ASU in the first quarter of 2019; however, we are permitted to adopt this ASU as early as the first quarter of 2018. This ASU allows for either full retrospective or modified retrospective adoption. We expect that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to our distributors under agreements allowing rights of return or price protection will be generally earlier than under the existing revenue recognition guidance. After adoption, the impact of this change in any reporting period would be the net effect of changes to revenue recognized as of the beginning and end of each period. Revenue recognized upon resale by our customers with these rights was 19% and 21% of total sales for the third quarter and first nine months of 2017, respectively, and 26% and 24% for the third quarter and first nine months of 2016, respectively. We are evaluating the timing, method, and other effects of our adoption of this ASU on our financial statements.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, now known as Micron Technology Taiwan, Inc. ("MTTW"), Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% remaining interest in Inotera not owned by us (the "Inotera Acquisition") and began consolidating Inotera's operating results. The cash paid for the Inotera Acquisition was funded, in part, with proceeds from the 2021 MSTW Term Loan and the sale of the Micron Shares (as defined below) to Nanya. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and sold such products exclusively to us through supply agreements. SG&A expenses for the first six months of 2017 and for full fiscal 2016 included transaction costs of $13 million and $3 million, respectively, incurred in connection with the Inotera Acquisition.

In connection with the Inotera Acquisition, we revalued our previously-held 33% equity interest to its fair value. In determining the fair value, we used various valuation techniques, including the share price of Inotera prior to the announcement of the Inotera Acquisition and discounted cash flow projections using inputs including discount rate and terminal growth rate (Level 3). As a result, we recognized a non-operating gain of $71 million in the second quarter of 2017.

In connection with the Inotera Acquisition, we sold 58 million shares of our common stock to Nanya (the "Micron Shares") and received cash proceeds of $986 million. Because the sale of the Micron Shares to Nanya was contemporaneous with, and contingent upon, the closing the Inotera Acquisition, the issuance of the Micron Shares was treated in purchase accounting as a non-cash exchange for a portion of the shares of Inotera held by Nanya. The Micron Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and subject to certain restrictions on transfers. To reflect the lack of transferability, the fair value of the Micron Shares (based on the trading price of our common stock on the acquisition date) was reduced by a discount of $81 million, based on the implied volatility derived from traded options on our stock and on the duration of the lack of transferability (Level 2).

We provisionally estimated the fair value of the Inotera assets acquired and liabilities assumed as of the December 6, 2016 acquisition date. In the third quarter of 2017, we incorporated additional information in our analysis about facts and circumstances that existed as of the acquisition date and adjusted our provisional values, which resulted in a decrease in the amount of purchase price allocated to property, plant, and equipment of $59 million and increases in the amounts allocated to other noncurrent assets of $13 million, deferred income taxes of $8 million, and goodwill of $38 million. The allocation of purchase price to assets acquired and liabilities assumed of Inotera could further change as additional information becomes available. The consideration and provisional valuation of assets acquired and liabilities assumed, as adjusted in the third quarter of 2017, are as follows:

Consideration
Cash paid for Inotera Acquisition	$4,099
Less cash received from selling Micron Shares	(986)
Net cash paid for Inotera Acquisition	3,113
Fair value of our previously-held equity interest in Inotera	1,441
Fair value of Micron Shares exchanged for Inotera shares	995
Other	3
Payments attributed to intercompany balances with Inotera	(361)
$5,191

Assets acquired and liabilities assumed
Cash and equivalents	$118
Inventories	285
Other current assets	27
Property, plant, and equipment	3,722
Deferred tax assets	82
Goodwill	1,124
Other noncurrent assets	130
Accounts payable and accrued expenses	(232)
Debt	(56)
Other noncurrent liabilities	(9)
$5,191

As a result of the Inotera Acquisition, we expect to experience greater operational flexibility to drive new technology in products manufactured by Inotera, optimize the deployment of our cash flows across our operations, and enhance our ability to adapt our product offerings to changes in market conditions. As a result of these synergies, we allocated goodwill of $829 million, $198 million, and $97 million to CNBU, MBU, and EBU, respectively. Goodwill resulting from the Inotera Acquisition is not deductible for Taiwan corporate income tax purposes; however, it is deductible for Taiwan surtax purposes.

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

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Net sales	$5,566	$2,869	$14,179	$9,141
Net income (loss)	1,696	(303)	2,776	(351)
Net income (loss) attributable to Micron	1,696	(303)	2,776	(352)
Earnings (loss) per share
Basic	1.53	(0.28)	2.52	(0.32)
Diluted	1.44	(0.28)	2.39	(0.32)

The unaudited pro forma financial information for 2017 includes our results for the quarter and nine months ended June 1, 2017 (which includes the results of Inotera since our acquisition of Inotera on December 6, 2016), the results of Inotera for the three months ended November 30, 2016, and the adjustments described above. The pro forma information for 2016 includes our results for the quarter and nine months ended June 2, 2016, the results of Inotera for the quarter and nine months ended May 31, 2016, and the adjustments described above.

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

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	June 1, 2017				September 1, 2016
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,110	$—	$—	$2,110	$2,258	$—	$—	$2,258
Level 1(2)
Money market funds	1,528	—	—	1,528	1,507	—	—	1,507
Level 2(3)
Corporate bonds	—	172	256	428	—	142	235	377
Certificates of deposit	380	9	8	397	373	33	—	406
Government securities	6	61	76	143	2	62	82	146
Asset-backed securities	—	4	131	135	—	12	97	109
Commercial paper	24	36	—	60	—	9	—	9
	$4,048	$282	$471	$4,801	$4,140	$258	$414	$4,812

(1)	The maturities of long-term marketable investments range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to such pricing information as of June 1, 2017.

Proceeds from sales of available-for-sale securities were $194 million and $742 million for the third quarter and first nine months of 2017, respectively, and $902 million and $1.89 billion for the third quarter and first nine months of 2016, respectively. Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of June 1, 2017, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Restricted cash, included in other noncurrent assets and excluded from the table above, was $98 million and $122 million as of June 1, 2017 and September 1, 2016, respectively.

Receivables

As of	June 1, 2017	September 1, 2016
Trade receivables	$3,188	$1,765
Income and other taxes	90	119
Other	219	184
	$3,497	$2,068

Inventories

As of	June 1, 2017	September 1, 2016
Finished goods	$857	$899
Work in process	1,901	1,761
Raw materials and supplies	306	229
	$3,064	$2,889

Property, Plant, and Equipment

As of	September 1, 2016	Additions	Retirements and Other	June 1, 2017
Land	$145	$205	$(5)	$345
Buildings	6,653	946	(30)	7,569
Equipment(1)	25,910	5,934	(495)	31,349
Construction in progress(2)	475	56	33	564
Software	422	21	(1)	442
	33,605	7,162	(498)	40,269
Accumulated depreciation	(18,919)	(2,714)	378	(21,255)
	$14,686	$4,448	$(120)	$19,014

(1)	Included costs related to equipment not placed into service of $731 million and $1.47 billion as of June 1, 2017 and September 1, 2016, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Depreciation expense was $994 million and $2.71 billion for the third quarter and first nine months of 2017, respectively, and $725 million and $2.18 billion for the third quarter and first nine months of 2016, respectively. In the fourth quarter of 2016, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years, which reduced depreciation costs by approximately $100 million per quarter in 2017.

Equity Method Investments

As of	June 1, 2017		September 1, 2016
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$—	—%	$1,314	33%
Tera Probe	—	—%	36	40%
Other	15	Various	14	Various
	$15		$1,364

Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Inotera	$—	$(19)	$9	$35
Tera Probe	2	(22)	(3)	(16)
Other	—	1	1	5
	$2	$(40)	$7	$24

Inotera

We held a 33% interest in Inotera, a Taiwan DRAM memory company, through December 6, 2016, at which time we acquired the remaining 67% interest in Inotera. Historically, we accounted for our interest in Inotera on a two-month lag under the equity method. As a result of the Inotera Acquisition, we account for Inotera without a lag, consistent with our other wholly-owned subsidiaries.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015 and until our acquisition of the remaining interest in Inotera, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. We purchased $504 million of DRAM products from Inotera in the first quarter of 2017 and $348 million and $1.05 billion in the third quarter and first nine months of 2016, respectively.

Tera Probe

In the third quarter of 2017, we sold our 40% interest in Tera Probe, which provides semiconductor wafer testing and probe services to us and others, in a transaction that included the pending sale of our assembly and test facility located in Akita, Japan. (See "Restructure and Asset Impairments" note.) In the first quarter of 2017 and third quarter of 2016, we recorded impairment charges of $16 million and $25 million, respectively, within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its then fair value based on its trading price (Level 1). We incurred manufacturing costs for services performed by Tera Probe of $15 million and $47 million in the third quarter and first nine months of 2017, respectively, and $19 million and $58 million in the third quarter and first nine months of 2016, respectively.

Intangible Assets and Goodwill

As of	June 1, 2017		September 1, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$756	$(459)	$757	$(402)
Other	1	(1)	1	—
	757	(460)	758	(402)
Non-amortizing assets
In-process R&D	108	—	108	—

Total intangible assets	$865	$(460)	$866	$(402)

Goodwill	$1,228		$104

During the first nine months of 2017 and 2016, we capitalized $22 million and $24 million, respectively, for product and process technology with weighted-average useful lives of 10 years. Amortization expense was $27 million and $81 million for the third quarter and first nine months of 2017, respectively, and $30 million and $90 million for the third quarter and first nine months of 2016, respectively. Expected amortization expense is $28 million for the remainder of 2017, $97 million for 2018, $48 million for 2019, $31 million for 2020, and $26 million for 2021.

Accounts Payable and Accrued Expenses

As of	June 1, 2017	September 1, 2016
Accounts payable	$1,494	$1,186
Property, plant, and equipment payables	1,096	1,649
Salaries, wages, and benefits	505	289
Customer advances	156	132
Income and other taxes	104	41
Related party payables	—	273
Other	301	309
	$3,656	$3,879

As of September 1, 2016, related party payables included $266 million due to Inotera primarily for the purchase of DRAM products.

Debt

As of	June 1, 2017					September 1, 2016
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ creditor installment payments	N/A	6.52%	$154	$465	$619	$189	$680	$869
Capital lease obligations	N/A	3.64%	355	917	1,272	380	1,026	1,406
2021 MSAC senior secured term loan	3.467%	3.76%	38	583	621	—	—	—
2021 MSTW senior secured term loan	2.852%	3.02%	—	2,643	2,643	—	—	—
2022 senior notes	5.875%	6.14%	—	591	591	—	590	590
2022 senior secured term loan B	3.550%	3.97%	5	726	731	5	730	735
2023 senior notes	5.250%	5.43%	—	991	991	—	990	990
2023 senior secured notes	7.500%	7.69%	—	1,238	1,238	—	1,237	1,237
2024 senior notes	5.250%	5.38%	—	546	546	—	546	546
2025 senior notes	5.500%	5.56%	—	515	515	—	1,139	1,139
2026 senior notes	5.625%	5.73%	—	128	128	—	446	446
2032C convertible senior notes(1)	2.375%	5.95%	—	209	209	—	204	204
2032D convertible senior notes(1)	3.125%	6.33%	—	157	157	—	154	154
2033E convertible senior notes(1)	1.625%	4.50%	169	—	169	—	168	168
2033F convertible senior notes(1)	2.125%	4.93%	276	—	276	—	271	271
2043G convertible senior notes	3.000%	6.76%	—	668	668	—	657	657
Other notes payable	2.038%	2.57%	164	108	272	182	316	498
			$1,161	$10,485	$11,646	$756	$9,154	$9,910

(1)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on March 31, 2017, these notes are convertible by the holders through the calendar quarter ending June 30, 2017. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended June 30, 2017; therefore, these notes are convertible by the holders through September 30, 2017. The 2033 Notes were classified as current as of June 1, 2017 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date. In addition, the holders of the 2033E Notes can require us to repurchase for cash all or a portion of the 2033E Notes on February 15, 2018.

Debt Restructure

On April 11, 2017, we repurchased $631 million of principal amount of our 2025 Notes (carrying value of $625 million) and $321 million of principal amount of our 2026 Notes (carrying value of $318 million) for an aggregate of $1.00 billion in cash. In connection with the transactions, we recognized a non-operating loss of $60 million in the third quarter of 2017.

Capital Lease Obligations

In the third quarter of 2017, we recorded capital lease obligations aggregating $84 million at a weighted-average effective interest rate of 6.5% and a weighted-average expected term of 5 years. In the first nine months of 2017, we recorded capital lease obligations aggregating $217 million.

2021 MSAC Senior Secured Term Loan

In November 2016, we entered into a five-year variable-rate facility agreement to obtain up to $800 million of financing, collateralized by certain production equipment. On March 6, 2017 and December 2, 2016, we drew $175 million and $450 million, respectively, under the 2021 MSAC Term Loan. On June 5, 2017, subsequent to the end of our third quarter of 2017, we drew the remaining $175 million under this facility. Interest is payable quarterly at a per annum rate equal to three-month LIBOR plus 2.4%. Principal is payable in 16 equal quarterly installments beginning in March 2018. The 2021 MSAC Term Loan contains covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the facility agreement. The 2021 MSAC Term Loan also contains a covenant that the ratio of the outstanding loan to the fair value of the equipment collateralizing the loan not exceed 0.8. If such ratio is exceeded, we are required to grant a security interest in additional equipment and/or prepay the 2021 MSAC Term Loan in an amount sufficient to reduce such ratio to 0.8 or less. The 2021 MSAC Term Loan also contains customary events of default which could result in the acceleration of all amounts to be immediately due and payable. The 2021 MSAC Term Loan is guaranteed by Micron.

2021 MSTW Senior Secured Term Loan

In connection with the Inotera Acquisition, on December 6, 2016, we drew 80 billion New Taiwan dollars under a collateralized, five-year term loan that bears interest at a variable per annum rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05%. Principal under the 2021 MSTW Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 MSTW Term Loan is collateralized by certain assets, including a real estate mortgage on MTTW's main production facility and site, a chattel mortgage over certain equipment of MTTW, all of the stock of our MSTW subsidiary, and the 82% of stock of MTTW owned by MSTW. The 2021 MSTW Term Loan is guaranteed by Micron.

The 2021 MSTW Term Loan contains affirmative and negative covenants, including covenants that limit or restrict our ability to create liens in or dispose of collateral securing obligations under the 2021 MSTW Term Loan, mergers involving MSTW and/or MTTW, loans or guarantees to third parties by MTTW and/or MSTW, and MSTW's and/or MTTW's distribution of cash dividends. The 2021 MSTW Term Loan also contains financial covenants, which are tested semi-annually, as follows:

•	MSTW must maintain a consolidated ratio of total liabilities to adjusted EBITDA not higher than 5.5x in 2017 and 2018, and not higher than 4.5x in 2019 through 2021;

•
MSTW must maintain adjusted consolidated tangible net worth of not less than 4.0 billion New Taiwan dollars in 2017 and 2018, not less than 6.5 billion New Taiwan dollars in 2019 and 2020, and not less than 12.0 billion New Taiwan dollars in 2021;

•
on a consolidated basis, Micron must maintain a ratio of total liabilities to adjusted EBITDA not higher than 3.5x in 2017, not higher than 3.0x in 2018 and 2019, and not higher than 2.5x in 2020 and 2021; and

•
on a consolidated basis, Micron must maintain adjusted tangible net worth not less than $9.0 billion in 2017, not less than $12.5 billion in 2018 and 2019, and not less than $16.5 billion in 2020 and 2021.

If MSTW fails to maintain a required financial covenant, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. If MSTW's failure continues for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owed under the 2021 MSTW Term Loan being accelerated to be immediately due and payable. Micron's failure to maintain a required financial covenant will only result in a 0.25% increase to the interest rate but will not constitute an event of default. The 2021 MSTW Term Loan also contains customary events of default.

Convertible Senior Notes

As of June 1, 2017, the trading price of our common stock was higher than the initial conversion prices of our convertible notes. As a result, the conversion values for these notes exceeded the principal amounts by $1.77 billion as of June 1, 2017.

2022 Senior Secured Term Loan B Repricing Amendment

On April 26, 2017, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the margins added to the base rate from 2.75% to 1.5% and to the adjusted LIBOR rate from 3.75% to 2.5%. In October 2016, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the margins added to the base rate from 5.00% to 2.75% and to the adjusted LIBOR rate from 6.00% to 3.75%.

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

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware. The complaint alleges that a variety of our NAND products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs.

On June 24, 2016, the President and Fellows of Harvard University filed a patent infringement action against Micron in the U.S. District Court for the District of Massachusetts. The complaint alleges that a variety of our DRAM products infringe two U.S. patents and seeks damages, injunctive relief, and other unspecified relief.

Among other things, the above lawsuits pertain to certain of our DDR DRAM, DDR2 DRAM, DDR3 DRAM, DDR4 DRAM, SDR SDRAM, PSRAM, RLDRAM, LPDRAM, NAND, and certain other memory products we manufacture, which account for a significant portion of our net sales.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of June 1, 2017 and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The closing price of our common stock met the thresholds for conversion for the calendar quarter ended March 31, 2017; therefore, the 2033 Notes were convertible by the holders as of June 1, 2017. As a result, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $25 million was classified as redeemable convertible notes in the accompanying consolidated balance sheet as of June 1, 2017. The closing price of our common stock did not meet the thresholds for the calendar quarter ended June 30, 2016; therefore, the 2033 Notes were not convertible by the holders as of September 1, 2016. Therefore, as of September 1, 2016, the 2033 Notes had been classified as noncurrent debt and the aggregate difference between the principal amount and the carrying value had been classified as additional capital.

Equity

Micron Shareholders' Equity

Treasury Stock: In connection with the Inotera Acquisition, in the second quarter of 2017, we sold 58 million shares of our common stock to Nanya for $986 million in cash, of which 54 million shares were issued from treasury stock. As a result, in the second quarter of 2017, treasury stock decreased by $1.03 billion, while retained earnings decreased by $104 million for the difference between the carrying value of the treasury stock and its $925 million fair value.

Outstanding Capped Calls: Our capped calls are intended to reduce the effect of potential dilution from our convertible notes and provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on the expiration dates. As of June 1, 2017, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below strike prices for all capped calls at expiration, to $527 million, if the trading price of our stock is at or above the cap prices for all capped calls.

Expiration of Capped Calls: In the third quarter of 2017, we cash-settled a portion of our 2032C and 2032D Capped Calls and received $125 million, based on the volume-weighted trading stock prices at the expiration dates. In the second quarter of 2017, we share-settled a portion of our 2032C and 2032D Capped Calls and received 4 million shares of our stock, equal to a value of $67 million, based on the volume-weighted trading stock prices at the expiration dates. The shares received were recorded as treasury stock.

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

Noncontrolling Interests in Subsidiaries

As of	June 1, 2017		September 1, 2016
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$832	49%	$832	49%
Other	16	Various	16	Various
	$848		$848

IMFT: Since IMFT's inception in 2006, we have owned 51% of IMFT, a joint venture between us and Intel that manufactures NAND and 3D XPoint memory products exclusively for the members. The members share the output of IMFT generally in proportion to their investment. IMFT is governed by a Board of Managers for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time either member exercises its right. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. In the third quarter of 2016, IMFT distributed $36 million and $34 million of cash to us and Intel, respectively, and in first nine months of 2016, we and Intel contributed $38 million and $37 million, respectively, to IMFT.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses were reduced by reimbursements from Intel of $47 million and $162 million for the third quarter and first nine months of 2017, respectively, and $54 million and $153 million for the third quarter and first nine months of 2016, respectively.

Non-Trade sales primarily consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost and were $138 million and $419 million for the third quarter and first nine months of 2017, respectively, and $120 million and $372 million for the third quarter and first nine months of 2016, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	June 1, 2017	September 1, 2016
Assets
Cash and equivalents	$113	$98
Receivables	84	89
Inventories	120	68
Other current assets	4	6
Total current assets	321	261
Property, plant, and equipment, net	1,748	1,792
Other noncurrent assets	49	50
Total assets	$2,118	$2,103

Liabilities
Accounts payable and accrued expenses	$215	$175
Deferred income	6	7
Current debt	19	16
Total current liabilities	240	198
Long-term debt	80	66
Other noncurrent liabilities	89	94
Total liabilities	$409	$358
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings the MMJ Companies initiated in March 2012, and for so long as such proceedings continue, the MMJ Group is subject to certain restrictions on dividends, loans, and advances. In addition, the 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and/or MTTW to distribute cash dividends. Also, our ability to access the cash and other assets of IMFT through dividends, loans, or advances, including to finance our other operations, is limited and is subject to agreement by Intel. As a result, our total restricted net assets (excluding intercompany balances and noncontrolling interests) as of June 1, 2017 were $3.48 billion for the MMJ Group, $2.55 billion for MSTW and MTTW, and $877 million for IMFT. As of June 1, 2017, the MMJ Group held cash and equivalents of $595 million, MSTW and MTTW held $261 million, and IMFT held $113 million.

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

As of	June 1, 2017		September 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ creditor installment payments	$9,307	$8,895	$7,257	$7,050
Convertible notes	3,747	1,479	2,408	1,454

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

Derivative Instruments

We use derivative instruments to manage our exposure to changes in currency exchange rates from our monetary assets and liabilities denominated in currencies other than the U.S. dollar. We do not use derivative instruments for speculative purpose.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: To hedge our exposures of monetary assets and liabilities to changes in currency exchange rates, we generally utilize a rolling hedge strategy with currency forward contracts that mature within nine months. In addition, to mitigate the risk of the yen strengthening against the U.S. dollar on our MMJ creditor installment payments due in December 2017 and 2018, we entered into forward contracts to purchase 18 billion yen in December 2017 and 28 billion yen in December 2018. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)
As of June 1, 2017
New Taiwan dollar	$3,083	$49	$—
Yen	1,177	4	(1)
Singapore dollar	389	1	—
Euro	193	1	—
Other	45	—	—
	$4,887	$55	$(1)
As of September 1, 2016
Yen	$1,668	$—	$(10)
Singapore dollar	206	—	—
Euro	93	—	—
Other	85	—	(1)
	$2,052	$—	$(11)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized net gains of $70 million and net losses of $47 million for the third quarter and first nine months of 2017, respectively, and net gains of $42 million and $113 million for the third quarter and first nine months of 2016, respectively.

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

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)
As of June 1, 2017
Euro	$129	$5	$—
Yen	86	1	(1)
	$215	$6	$(1)
As of September 1, 2016
Euro	$65	$—	$(1)
Yen	107	2	(1)
	$172	$2	$(2)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

We recognized a gain in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges of $6 million in the third quarter and a loss of $3 million in the first nine months of 2017, and gains of $4 million and $5 million in the third quarter and first nine months of 2016, respectively. Neither the ineffective portions of cash flow hedges recognized in other non-operating income (expense) nor amounts reclassified from accumulated other comprehensive income (loss) to earnings were material in the third quarters and first nine months 2017 and 2016. The amounts from cash flow hedges included in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings in the next 12 months are not material.

Equity Plans

As of June 1, 2017, 100 million shares were available for future awards under our equity plans.

Stock Options

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Stock options granted	1	1	7	8
Weighted-average grant-date fair value per share	$11.64	$4.92	$8.59	$6.96
Average expected life in years	5.5	5.6	5.5	5.5
Weighted-average expected volatility	44%	51%	46%	47%
Weighted-average risk-free interest rate	2.0%	1.3%	1.8%	1.7%
Expected dividend yield	0%	0%	0%	0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Restricted stock awards granted	—	—	8	9
Weighted-average grant-date fair value per share	$27.75	$10.35	$19.10	$15.75

Stock-based Compensation Expense

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Stock-based compensation expense by caption
Cost of goods sold	$24	$21	$66	$58
Selling, general, and administrative	20	14	53	52
Research and development	13	12	39	38
	$57	$47	$158	$148

Stock-based compensation expense by type of award
Stock options	$19	$19	$54	$61
Restricted stock awards	38	28	104	87
	$57	$47	$158	$148

As of June 1, 2017, $402 million of total unrecognized compensation costs for unvested awards was expected to be recognized through the third quarter of 2021, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense does not reflect significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.

Restructure and Asset Impairments

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
2016 Restructuring Plan	$—	$—	$33	$—
Other	12	—	12	16
	$12	$—	$45	$16

In the fourth quarter of 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan"). The 2016 Restructuring Plan includes the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of our business, and other non-headcount related spending reductions. As a result, we incurred charges of $33 million in the first nine months of 2017 and $58 million in the fourth quarter of 2016 and do not expect to incur additional material charges. As of September 1, 2016, we had accrued liabilities of $24 million related to the 2016 Restructuring Plan, substantially all of which was paid in the first nine months of 2017.

On April 14, 2017, we entered into an agreement to sell our assembly and test facility located in Akita, Japan and our 40% ownership interest in Tera Probe, for aggregate consideration of $60 million, substantially all in cash, subject to changes in working capital. We completed the sale of our interest in Tera Probe in the third quarter of 2017 and expect to close the sale of the Akita facility in the fourth quarter of 2017. We recognized a loss of $11 million in the third quarter of 2017 for this transaction and do not expect to incur additional material charges.

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Loss on restructure of debt	$(61)	$(3)	$(63)	$(4)
Loss from changes in currency exchange rates	(22)	(5)	(62)	(13)
Gain on remeasurement of previously-held equity interest in Inotera	—	—	71	—
Other	—	(26)	(9)	(27)
	$(83)	$(34)	$(63)	$(44)

In the third quarter of 2016, we recognized other non-operating expense of $30 million to write off indemnification receivables upon the resolution of uncertain tax positions.

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and Inotera	$(31)	$(71)	$(52)	$(103)
U.S. valuation allowance release resulting from business acquisition	—	—	—	41
Other income tax (provision) benefit, primarily other non-U.S. operations	(61)	56	(109)	46
	$(92)	$(15)	$(161)	$(16)

Other income tax (provision) benefit in the table above for the third quarter and first nine months of 2016 included tax benefits of $52 million and $58 million, respectively, related to the favorable resolution of certain prior year tax matters, which were previously reserved as uncertain tax positions.

We have a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax assets considered realizable could be adjusted if significant positive evidence increases. Income taxes on U.S. operations in the third quarters and first nine months of 2017 and 2016 were substantially offset by changes in the valuation allowance.

As of the date of the Inotera Acquisition, Inotera's net operating loss carryforwards were $654 million, which expire on various dates through 2022. In connection with the Inotera Acquisition, we assumed $54 million of uncertain tax positions, of which $26 million was recorded in purchase accounting as a reduction to deferred tax assets. The amounts recorded in purchase accounting primarily related to the surtax treatment of certain purchase accounting adjustments. During the second quarter of 2017, $21 million of the uncertain tax positions assumed in the Inotera Acquisition reached effective settlement with no impact to tax expense or purchase accounting. Although the timing of final resolution is uncertain, the estimated potential reduction in the Inotera unrecognized tax benefits in the next 12 months ranges from $0 to $36 million, including interest and penalties.

We operate in a number of tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate and in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision for the third quarter and first nine months of 2017 by $250 million (benefitting our diluted earnings per share by $0.21) and $422 million ($0.37 per diluted share), respectively, and were not material for the third quarter or first nine months of 2016.

Earnings Per Share

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Net income (loss) available to Micron – Basic and Diluted	$1,647	$(215)	$2,721	$(106)

Weighted-average common shares outstanding – Basic	1,106	1,036	1,082	1,035
Dilutive effect of equity plans and convertible notes	71	—	60	—
Weighted-average common shares outstanding – Diluted	1,177	1,036	1,142	1,035

Earnings (loss) per share
Basic	$1.49	$(0.21)	$2.52	$(0.10)
Diluted	1.40	(0.21)	2.38	(0.10)

Antidilutive potential common shares that could dilute basic earnings per share in the future were 52 million and 59 million for the third quarter and first nine months of 2017, respectively, and 184 million for the third quarter and first nine months of 2016.

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

	Quarter ended		Nine months ended
	June 1, 2017	June 2, 2016	June 1, 2017	June 2, 2016
Net sales
CNBU	$2,389	$1,090	$5,776	$3,282
SBU	1,316	719	3,217	2,504
MBU	1,129	561	3,243	1,898
EBU	700	487	1,868	1,426
All Other	32	41	80	72
	$5,566	$2,898	$14,184	$9,182

Operating income
CNBU	$1,219	$(42)	$2,159	$(35)
SBU	276	(49)	302	(66)
MBU	304	(6)	563	132
EBU	256	115	627	332
All Other	16	13	35	21
	2,071	31	3,686	384

Unallocated
Flow-through of Inotera inventory step up	(36)	—	(96)	—
Stock-based compensation	(57)	(47)	(158)	(148)
Restructure and asset impairments	(12)	—	(45)	(16)
Other	(3)	(11)	(21)	(20)
	(108)	(58)	(320)	(184)

Operating income (loss)	$1,963	$(27)	$3,366	$200

Certain Concentrations

Net sales to Kingston for the first nine months of 2017 were 10% of total net sales and no other customer exceeded 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding benefits from the Inotera Acquisition; the effect on 2017 depreciation expense from changes to estimated useful lives; effects of inventory step-up in connection with the Inotera Acquisition; future restructure charges; timing of the sale of the Akita facility; our expectation, from time to time, to engage in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2017; and the timing of payments for certain contractual obligations. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II Other Information – Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 1, 2016. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2017 and 2016 each contain 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions except per share amounts.

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

Overview

We are a world leader in innovative memory solutions. Through our global brands – Micron, Crucial, Lexar, and Ballistix – our broad portfolio of high-performance memory technologies, including DRAM, NAND, NOR Flash, and 3D XPoint memory, is transforming how the world uses information. Backed by more than 35 years of technology leadership, our memory solutions enable the world's most innovative computing, consumer, enterprise storage, data center, mobile, embedded, and automotive applications. We market our products through our internal sales force, independent sales representatives, and distributors primarily to original equipment manufacturers and retailers located around the world. We face intense competition in the semiconductor memory market and in order to remain competitive we must continuously develop and implement new technologies and decrease manufacturing costs. Our success is largely dependent on market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced product and process technologies, and generating a return on R&D investments.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, now known as Micron Technology Taiwan, Inc. ("MTTW"), Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% interest in Inotera not owned by us (the "Inotera Acquisition") and began consolidating Inotera's operating results. The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars of proceeds from the 2021 MSTW Term Loan, $986 million of proceeds from the sale of 58 million shares of our common stock to Nanya, and cash on hand. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and sold such products exclusively to us through supply agreements. As a result of the Inotera Acquisition, we expect to experience greater operational flexibility to drive new technology in products manufactured by Inotera, optimize the deployment of our cash flows across our operations, and enhance our ability to adapt our product offerings to changes in market conditions. In connection with the Inotera Acquisition, we revalued our previously-held 33% equity interest to its fair value and recognized a non-operating gain of $71 million in the second quarter of 2017.

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2017	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
Net sales	$5,566	100%	$2,898	100%	$4,648	100%	$14,184	100%	$9,182	100%
Cost of goods sold	2,957	53%	2,400	83%	2,944	63%	8,860	62%	7,256	79%
Gross margin	2,609	47%	498	17%	1,704	37%	5,324	38%	1,926	21%

SG&A	204	4%	148	5%	187	4%	550	4%	502	5%
R&D	434	8%	382	13%	473	10%	1,377	10%	1,206	13%
Restructure and asset impairments	12	—%	—	—%	4	—%	45	—%	16	—%
Other operating (income) expense, net	(4)	—%	(5)	—%	(4)	—%	(14)	—%	2	—%
Operating income (loss)	1,963	35%	(27)	(1)%	1,044	22%	3,366	24%	200	2%

Interest income (expense), net	(143)	(3)%	(99)	(3)%	(153)	(3)%	(428)	(3)%	(269)	(3)%
Other non-operating income (expense), net	(83)	(1)%	(34)	(1)%	34	1%	(63)	—%	(44)	—%
Income tax (provision) benefit	(92)	(2)%	(15)	(1)%	(38)	(1)%	(161)	(1)%	(16)	—%
Equity in net income (loss) of equity method investees	2	—%	(40)	(1)%	7	—%	7	—%	24	—%
Net income attributable to noncontrolling interests	—	—%	—	—%	—	—%	—	—%	(1)	—%
Net income (loss) attributable to Micron	$1,647	30%	$(215)	(7)%	$894	19%	$2,721	19%	$(106)	(1)%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2017	% of Total	2016	% of Total	2017	% of Total	2017	% of Total	2016	% of Total
CNBU	$2,389	43%	$1,090	38%	$1,917	41%	$5,776	41%	$3,282	36%
SBU	1,316	24%	719	25%	1,041	22%	3,217	23%	2,504	27%
MBU	1,129	20%	561	19%	1,082	23%	3,243	23%	1,898	21%
EBU	700	13%	487	17%	590	13%	1,868	13%	1,426	16%
All Other	32	1%	41	1%	18	—%	80	1%	72	1%
	$5,566		$2,898		$4,648		$14,184		$9,182
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for the third quarter of 2017 increased 20% as compared to the second quarter of 2017. Higher sales for all operating segments resulted primarily from increases in average selling prices and gigabits sold due to increases in market demand.

Total net sales for the third quarter of 2017 increased 92% as compared to the third quarter of 2016 primarily due to increases in DRAM and Trade NAND gigabits sold and increases in average selling prices for DRAM products. Total net sales for the first nine months of 2017 increased 54% as compared to the first nine months of 2016 primarily due to increases in gigabits sold and increases in average selling prices for DRAM products, partially offset by declines in average selling prices for Trade NAND products. The increases in gigabits sold for the third quarter and first nine months of 2017 were primarily attributable to increases in market demand and higher manufacturing output due to improvements in product and process technologies.

Gross Margin

Our overall gross margin percentage increased to 47% for the third quarter of 2017 from 37% for the second quarter of 2017 reflecting increases for all operating segments primarily due to increases in average selling prices and manufacturing cost reductions.

Our overall gross margin percentage increased to 47% for the third quarter of 2017 from 17% for the third quarter of 2016 reflecting improvements for all operating segments, primarily due to manufacturing cost reductions for DRAM and Trade NAND products and increases in average selling prices for DRAM products. Our overall gross margin percentage increased to 38% for the first nine months of 2017 from 21% for the first nine months of 2016 reflecting increases in the gross margin percentages for all operating segments primarily due to manufacturing cost reductions.

Due to the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends, in the fourth quarter of 2016, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years, which reduced depreciation costs by approximately $100 million per quarter in 2017.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015 through our acquisition of Inotera on December 6, 2016, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. We purchased $504 million and $348 million of DRAM products from Inotera in the first quarter of 2017 and third quarter of 2016, respectively. DRAM products produced by the acquired Inotera fabrication facility accounted for 39% of our aggregate DRAM gigabit production for the third quarter of 2017 as compared to 37% for the second quarter of 2017 and 32% for the third quarter of 2016. In accounting for the Inotera Acquisition, Inotera's work in process inventories were recorded at fair value, based on their estimated future selling prices, estimated costs to complete, and other factors, which was approximately $107 million higher than the cost of work in process inventory recorded by Inotera prior to the acquisition. Of this amount, $36 million and $60 million were included in cost of goods sold for the third and second quarters of 2017, respectively.

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

CNBU

	Third Quarter		Second Quarter	Nine Months
	2017	2016	2017	2017	2016
Net sales	$2,389	$1,090	$1,917	$5,776	$3,282
Operating income (loss)	1,219	(42)	736	2,159	(35)

CNBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our DRAM products. (See "Operating Results by Product – DRAM" for further detail.) CNBU sales for the third quarter of 2017 increased 25% as compared to the second quarter of 2017 primarily due to increases in average selling prices and increases in gigabits sold as a result of favorable market conditions, particularly in enterprise, cloud, client, and networking markets. CNBU operating income for the third quarter of 2017 increased from the second quarter of 2017 due to increases in average selling prices and manufacturing cost reductions.

CNBU sales for the third quarter and first nine months of 2017 increased 119% and 76%, respectively, as compared to the corresponding periods of 2016 primarily due to increases in average selling prices and gigabits sold. CNBU operating margin for the third quarter and first nine months of 2017 improved from the corresponding periods of 2016 primarily due to increases in average selling prices and manufacturing cost reductions.

SBU

	Third Quarter		Second Quarter	Nine Months
	2017	2016	2017	2017	2016
Net sales	$1,316	$719	$1,041	$3,217	$2,504
Operating income (loss)	276	(49)	71	302	(66)

SBU sales and operating results are significantly impacted by average selling prices, gigabit sales volumes, and cost per gigabit of our Trade NAND products. (See "Operating Results by Product – Trade NAND" for further details.) SBU sales for the third quarter of 2017 increased 26% from the second quarter of 2017 primarily due to increases in gigabits sold and average selling prices. SBU sales included Non-Trade sales of $138 million, $158 million, and $120 million, for the third quarter of 2017, second quarter of 2017, and third quarter of 2016, respectively.

SBU sales of Trade NAND products for the third quarter of 2017 increased 29% from the second quarter of 2017 primarily due to increases in gigabits sold and average selling prices as a result of strong market demand, particularly for SSD products in the cloud and enterprise markets, combined with higher manufacturing output. SBU operating income for the third quarter of 2017 increased from the second quarter of 2017 primarily due to increases in average selling prices and manufacturing cost reductions.

SBU sales of Trade NAND products for the third quarter and first nine months of 2017 increased 91% and 30%, respectively, as compared to the corresponding periods of 2016 primarily due to increases in gigabits sold as a result of strong demand combined with higher manufacturing output, partially offset by declines in average selling prices. SBU operating margin for the third quarter and first nine months of 2017 improved from the corresponding periods of 2016 as manufacturing cost reductions outpaced declines in average selling prices, partially offset by increases in operating expenses.

MBU

	Third Quarter		Second Quarter	Nine Months
	2017	2016	2017	2017	2016
Net sales	$1,129	$561	$1,082	$3,243	$1,898
Operating income (loss)	304	(6)	170	563	132

MBU sales are primarily composed of DRAM and Trade NAND, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the third quarter of 2017 increased 4% as compared to the second quarter of 2017 primarily due to increases in average selling prices and gigabit sales for DRAM products as a result of strong market conditions in smartphone markets to support new product launches and higher memory content per unit. MBU operating income for the third quarter of 2017 increased from the second quarter of 2017 due to manufacturing cost reductions, increases in average selling prices for DRAM products, and lower R&D costs.

MBU sales for the third quarter and first nine months of 2017 increased 101% and 71%, respectively, as compared to the corresponding periods of 2016 primarily due to significant increases in gigabits sold driven by the completion of customer qualifications and higher memory content in smartphones, partially offset by declines in average selling prices for Trade NAND products. MBU operating margin for the third quarter and first nine months of 2017 improved from the corresponding periods of 2016 primarily due to manufacturing cost reductions and higher gigabit sales, partially offset by higher R&D costs and declines in average selling prices for Trade NAND products.

EBU

	Third Quarter		Second Quarter	Nine Months
	2017	2016	2017	2017	2016
Net sales	$700	$487	$590	$1,868	$1,426
Operating income	256	115	193	627	332

EBU sales are composed of DRAM, Trade NAND, and NOR in decreasing order of revenue. EBU sales for the third quarter of 2017 increased 19% as compared to the second quarter of 2017 primarily due to higher sales volumes and increases in average selling prices for DRAM products as a result of strong demand in connected home, industrial, consumer, and automotive market segments. EBU operating income for the third quarter of 2017 increased from the second quarter of 2017 primarily due to manufacturing cost reductions, increases in sales volumes, and increases in average selling prices for DRAM products.

EBU sales for the third quarter and first nine months of 2017 increased 44% and 31%, respectively, as compared to the corresponding periods of 2016, primarily due to higher sales volumes of DRAM and Trade NAND products as a result of increases in demand. EBU operating income for the third quarter of 2017 increased as compared to third quarter of 2016 primarily due to manufacturing cost reductions. EBU operating income for the first nine months of 2017 increased as compared to the first nine months of 2016 as a result of manufacturing cost reductions, which outpaced declines in average selling prices, and from increases in sales volumes.

Operating Results by Product

Net Sales by Product

	Third Quarter				Second Quarter		Nine Months
	2017	% of Total	2016	% of Total	2017	% of Total	2017	% of Total	2016	% of Total
DRAM	$3,559	64%	$1,728	60%	$2,960	64%	$8,940	63%	$5,261	57%
Trade NAND	1,706	31%	908	31%	1,412	30%	4,390	31%	3,125	34%
Non-Trade	138	2%	120	4%	158	3%	419	3%	372	4%
Other	163	3%	142	5%	118	3%	435	3%	424	5%
	$5,566		$2,898		$4,648		$14,184		$9,182
Percentages of total net sales reflect rounding and may not total 100%.

Non-Trade primarily consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT at long-term negotiated prices approximating cost. Information regarding products that combine both NAND and DRAM components is reported within Trade NAND. Other includes sales of NOR and trade 3D XPoint products.

DRAM

	Third Quarter 2017 Versus		First Nine Months 2017 Versus
	Second Quarter	Third Quarter	First Nine Months
	2017	2016	2016

	(percentage change from period indicated)
Net sales	20%	106%	70%
Average selling prices per gigabit	14%	37%	6%
Gigabits sold	5%	51%	60%
Cost per gigabit	(7)%	(22)%	(22)%

The increases in gigabits sold for the third quarter of 2017 as compared to the second quarter of 2017 were primarily due to strong demand across key markets and customer qualifications combined with increases in gigabit production. The increases in gigabits sold for the third quarter and first nine months of 2017 as compared to the corresponding periods of 2016 were primarily due to strong demand across key markets and customer qualifications combined with increases in gigabit production. The decreases in cost per gigabit for the third quarter of 2017 as compared to the second quarter of 2017 and third quarter of 2016 were primarily due to improvements in product and process technologies. The decreases in cost per gigabit for the third quarter and first nine months of 2017 as compared to the corresponding periods of 2016 also reflected lower depreciation due to the change made in the fourth quarter of 2016 in estimated useful lives for equipment at our DRAM wafer fabrication facilities. Gigabit production and cost reductions for the third and second quarters of 2017 were affected by a transition to a higher mix of DDR4 products, which have larger die sizes and fewer bits per wafer.

Our DRAM gross margin percentage for the third quarter of 2017 increased as compared to the second quarter of 2017 and third quarter of 2016 primarily due to increases in average selling prices and manufacturing cost reductions. Our gross margin percentage on sales of DRAM products for the first nine months of 2017 improved from the first nine months of 2016 primarily due to manufacturing cost reductions and increases in average selling prices.

Trade NAND

	Third Quarter 2017 Versus		First Nine Months 2017 Versus
	Second Quarter	Third Quarter	First Nine Months
	2017	2016	2016

	(percentage change from period indicated)
Net sales	21%	88%	40%
Average selling prices per gigabit	3%	(4)%	(13)%
Gigabits sold	17%	94%	61%
Cost per gigabit	(12)%	(31)%	(26)%

The increase in gigabits sold of Trade NAND for the third quarter of 2017 as compared to the second quarter of 2017 and third quarter of 2016 was due to increases in demand from strong market conditions, particularly for SSD products. Our ability to meet this demand was due in part to an increase in production, primarily due to the ramp of additional capacity and improvements in product and process technology, including our transition to 3D NAND products.

Our gross margin percentage on sales of Trade NAND products for the third quarter of 2017 increased from the second quarter of 2017 primarily due to manufacturing cost reductions and increases in average selling prices. Our gross margin percentage on sales of Trade NAND products for the third quarter and first nine months of 2017 improved from the corresponding periods of 2016 as manufacturing cost reductions outpaced declines in average selling prices.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the third quarter of 2017 were 9% higher than the second quarter of 2017 primarily due to increases in legal fees and payroll costs, partially offset by decreases of transaction costs related to the Inotera Acquisition. SG&A expenses for the third quarter of 2017 were 38% higher than the third quarter of 2016 primarily due to increases in variable pay and legal fees. SG&A expenses for the first nine months of 2017 were 10% higher as compared to the first nine months of 2016 primarily due to increases in variable pay and transaction costs related to the Inotera Acquisition.

Research and Development

R&D expenses for the third quarter of 2017 were 8% lower than the second quarter of 2017 primarily due to lower volumes of development wafers processed. R&D expenses for the third quarter of 2017 were 14% higher than for the third quarter of 2016 primarily due to higher volumes of development wafers processed and increases in variable pay. R&D expenses for the first nine months of 2017 were 14% higher than the first nine months of 2017 primarily due to higher volumes of development wafers processed and increases in variable pay.

We generally share with Intel the costs of product design and process development activities for NAND and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel and others of $47 million for the third quarter of 2017, $59 million for the second quarter of 2017, and $55 million for the third quarter of 2016.

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Third Quarter		Second Quarter	Nine Months
	2017	2016	2017	2017	2016
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and Inotera	$(31)	$(71)	$(8)	$(52)	$(103)
U.S. valuation allowance release resulting from business acquisition	—	—	—	—	41
Other income tax (provision) benefit, primarily other non-U.S. operations	(61)	56	(30)	(109)	46
	$(92)	$(15)	$(38)	$(161)	$(16)

Effective tax rate	5.3%	(9.4)%	4.1%	5.6%	(14.2)%

Other income tax (provision) benefit in the table above for the third quarter and first nine months of 2016 included tax benefits of $52 million and $58 million, respectively, related to the favorable resolution of certain prior year tax matters, which were previously reserved as uncertain tax positions.

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

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operation and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $250 million (benefitting our diluted earnings per share by $0.21) for the third quarter of 2017, $132 million ($0.11 per diluted share) for the second quarter of 2017, and were not material to our tax provision for the third quarter of 2016.

Equity in Net Income (Loss) of Equity Method Investees

Equity in net income (loss) of equity method investees, net of tax, included the following:

	Third Quarter		Second Quarter	Nine Months
	2017	2016	2017	2017	2016
Inotera	$—	$(19)	$—	$9	$35
Tera Probe	2	(22)	7	(3)	(16)
Other	—	1	—	1	5
	$2	$(40)	$7	$7	$24

We ceased recognizing our share of Tera Probe's earnings due to our sale of our equity interest in Tera Probe in the third quarter of 2017. In addition, we ceased recognizing our share of Inotera's earnings due to our acquisition of the remaining interest in Inotera on December 6, 2016. In the first quarter of 2017 and third quarter of 2016, we recorded impairment charges of $16 million and $25 million, respectively, within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its then fair value in each of those periods based on its trading price.

Other

Net interest expense increased 44% and 59% for the third quarter and first nine months of 2017 as compared to the corresponding periods of 2016 primarily due to increases in debt obligations, including our borrowings of 80 billion New Taiwan dollars at an effective interest rate of 3.02% on December 6, 2016 under the 2021 MSTW Term Loan and $1.25 billion at an effective interest rate of 7.69% on April 26, 2016 under the 2023 Secured Notes.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Restructure and Asset Impairments

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time in the future, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of June 1, 2017, we had credit facilities available for up to $925 million of additional financing, of which $175 million was drawn on June 5, 2017, subsequent to the end of our third quarter of 2017. The remaining amount available is based, in part, on eligible receivables. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements through at least the next 12 months.

To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. The actual amounts for 2017 will vary depending on market conditions. As of June 1, 2017, we had commitments of approximately $770 million for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Cash and marketable investments included the following:

As of	June 1, 2017	September 1, 2016
Cash and equivalents and short-term investments	$4,330	$4,398
Long-term marketable investments	471	414

Our investments consist primarily of liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of June 1, 2017, $2.62 billion of our cash and marketable investments was held by our foreign subsidiaries. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% interest in Inotera not owned by us for an aggregate of $4.1 billion in cash. The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars of proceeds from the 2021 MSTW Term Loan, $986 million of proceeds from the sale of 58 million shares of our common stock to Nanya, and cash on hand.

Acquisition Financing

2021 MSTW Term Loan: On December 6, 2016, we drew 80 billion New Taiwan dollars under a collateralized, five-year term loan that bears interest at a variable per annum rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05%. Principal under the 2021 MSTW Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 MSTW Term Loan contains financial covenants, which if not maintained, could in certain cases constitute an event of default and result in all obligations owed under the 2021 MSTW Term Loan being accelerated to be immediately due and payable. The 2021 MSTW Term Loan also contains customary events of default. The 2021 MSTW Term Loan is collateralized by certain assets and is guaranteed by Micron. To hedge our currency exposure of this borrowing, we are party to a series of currency forward contracts to purchase New Taiwan dollars under a rolling hedge strategy. As of June 1, 2017, the forward contracts expire at various dates through March 2018. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt."

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments in the table above included an aggregate of $595 million held by the MMJ Group as of June 1, 2017. As a result of the corporate reorganization proceedings the MMJ Companies initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Companies and their subsidiaries are prohibited from paying dividends to us. In addition, pursuant to an order of the Japan Court, the MMJ Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to approval of the legal trustees and Japan Court. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

MSTW and MTTW: Cash and marketable investments in the table above included an aggregate of $261 million held by MSTW and MTTW as of June 1, 2017. The 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and MTTW to pay dividends.

IMFT: Cash and marketable investments in the table above included $113 million held by IMFT as of June 1, 2017. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of June 1, 2017, $895 million of cash and marketable investments, including substantially all of the amounts held by the MMJ Group, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would be subject to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

	First Nine Months
	2017	2016
Net cash provided by operating activities	$4,950	$2,272
Net cash provided by (used for) investing activities	(6,239)	(1,642)
Net cash provided by (used for) financing activities	1,207	1,703
Effect of changes in currency exchange rates on cash and equivalents	(10)	7
Net increase (decrease) in cash and equivalents	$(92)	$2,340

Operating Activities: For the first nine months of 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $1.34 billion of cash used for increases in receivables, $361 million of payments attributed to intercompany balances in connection with the Inotera Acquisition, and $511 million of cash provided from increases in accounts payable and accrued expenses. For the first nine months of 2016, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $468 million of cash provided from reductions in receivables, offset by $580 million of cash used from increases in inventory.

Investing Activities: For the first nine months of 2017, net cash used for investing activities consisted primarily of $3.47 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $2.63 billion of net cash paid for the Inotera Acquisition (net of $361 million of payments attributed to intercompany balances with Inotera included in operating activities). For the first nine months of 2016, net cash used for investing activities consisted primarily of $3.89 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $148 million for our acquisition of Tidal Systems, Ltd., partially offset by $2.31 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first nine months of 2017, net cash provided by financing activities consisted primarily of $2.48 billion of proceeds from the 2021 MSTW Term Loan, $620 million of proceeds from the 2021 MSAC Term Loan, partially offset by repurchases of $952 million in aggregate principal of our 2025 Notes and 2026 Notes for an aggregate of $1.00 billion in cash and repayments of $774 million of other debt. For the first nine months of 2016, net cash provided by financing activities consisted primarily of $1.25 billion from the issuance of our 2023 Senior Secured Notes, $742 million (net of original issue discount) from the issuance of our 2022 Term Loan B notes, and $538 million from equipment sale-leaseback financing transactions, which were partially offset by cash outflows of $689 million for repayments of debt and $125 million for the open-market repurchases of 7 million shares of our common stock. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on June 30, 2017 exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes, holders may convert these notes through the calendar quarter ended September 30, 2017. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending September 30, 2017 if all holders converted their 2032 Notes and 2033 Notes. The amounts in the table below are based on our closing share price of $30.76 as of June 1, 2017.

	Settlement Option for			If Settled With Minimum Cash Required Per the Terms of Each Note
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares	If Settled Entirely With Cash
2032C Notes	Cash and/or shares	Cash and/or shares	23	$—	23	$714
2032D Notes	Cash and/or shares	Cash and/or shares	18	—	18	546
2033E Notes	Cash	Cash and/or shares	16	173	10	486
2033F Notes	Cash	Cash and/or shares	27	297	18	836
			84	$470	69	$2,582

Contractual Obligations

	Payments Due by Period
As of June 1, 2017	Total	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter
Notes payable(1)(2)	$13,316	$182	$1,009	$1,533	$2,053	$1,567	$6,972
Capital lease obligations(2)	1,442	105	394	332	228	96	287
Operating leases(3)	144	7	27	26	21	17	46
Total	$14,902	$294	$1,430	$1,891	$2,302	$1,680	$7,305

(1)	Amounts include MMJ Creditor Installment Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

The expected timing of payment amounts of the obligations discussed above is estimated based on current information. Any redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments.

Recently Adopted Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of June 1, 2017 and September 1, 2016, we had debt with fixed interest rates of $6.3 billion and $7.5 billion, respectively. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of June 1, 2017 and September 1, 2016, a decrease in market interest rates of 1% would increase the fair value of our notes payable by approximately $299 million and $420 million, respectively. A 1% increase in the interest rates of our variable-rate debt would result in an increase in interest expense of approximately $40 million per year.

As of June 1, 2017 and September 1, 2016, we held fixed-rate debt investment securities of $1.16 billion and $1.11 billion, respectively, which were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $1 million as of June 1, 2017 and September 1, 2016.

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

Based on our foreign currency balances of monetary assets and liabilities, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $396 million as of June 1, 2017 and $241 million as of September 1, 2016. We hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within nine months. In addition, we have entered into foreign currency forward contracts that mature in December 2017 and December 2018 to hedge our currency exchange rate risk on certain debt. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately forecast our monetary assets and liabilities. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we utilize currency forward contracts that generally mature within 12 months. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Instruments.")

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

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and restructuring of our capital structure. As of June 1, 2017, we had debt with a carrying value of $11.65 billion. As of June 1, 2017, we also had credit facilities available for up to $925 million, of which $175 million was drawn on June 5, 2017, subsequent to the end of our third quarter of 2017. The remaining amount available is subject to certain conditions, including outstanding balances of eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy these applicable draw-down conditions and utilize these facilities. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices, and manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2017 for property, plant, and equipment will be approximately $4.8 billion to $5.2 billion, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures for the first nine months of 2017, offset by amounts funded by our partners, were $3.62 billion. As of June 1, 2017, we had cash and marketable investments of $4.80 billion. As of June 1, 2017, $895 million of cash and equivalents and short-term investments, including substantially all of the cash held by the MMJ Group, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes. In addition, cash of $113 million held by IMFT was generally not available to finance our other operations.

The 2021 MSTW Term Loan contains covenants that limit or restrict MSTW's ability to create liens in or dispose of collateral securing obligations under the 2021 MSTW Term Loan, mergers involving MSTW and/or MTTW, loans or guarantees to third parties by MTTW and/or MSTW, and MSTW's and/or MTTW's distribution of cash dividends. As a result, the assets of MSTW and/or MTTW are not available for use by us in our other operations.

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

On December 6, 2016, we acquired the remaining 67% interest in Inotera (the "Inotera Acquisition"). The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars of proceeds from the 2021 MSTW Term Loan, $986 million of proceeds from the sale of shares of our common stock to Nanya, and cash on hand.

In addition to the acquisition risks described elsewhere, the acquisition is expected to involve the following significant risks:

•	we may be unable to realize the anticipated financial benefits of the acquisition;

•	increased exposure to the DRAM market, which has historically experienced significant declines in pricing;

•	increased leverage resulting from the transaction;

•	higher capital expenditures in future periods;

•	increased exposure to operating costs denominated in New Taiwan dollars;

•	changed relationship with Nanya and its affiliated companies;

•	effectiveness of internal controls and disclosure controls and procedures;

•	effectiveness of environmental, health and safety, anti-corruption, human resource, and other policies or practices;

•	integration issues with Inotera's manufacturing operations in Taiwan; and

•	integration of business systems and processes.

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

Our key semiconductor memory technologies of DRAM and NAND face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on the ability to shrink products in order to reduce costs, meet higher density requirements, and improve power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory industry. Our competitors are working to develop new memory technologies that may offer performance and cost advantages to our existing memory technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory technologies. There can be no assurance of the following:

•	that we will be successful in developing competitive new semiconductor memory technologies;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these technologies; and

•	that margins generated from sales of these products will allow us to recover costs of development efforts.

In 2015, we announced the development of 3D XPoint technology, which is an entirely new class of non-volatile memory. There is no assurance that our efforts to develop and market this new product technology will be successful. If our efforts to develop new semiconductor memory technologies are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

New product development may be unsuccessful.

We are developing new products, including system-level memory products, which complement our traditional memory products or leverage their underlying design or process technology. We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years. The process to develop DRAM, NAND, and certain specialty memory products, requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance of the following:

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

We have entered into strategic relationships, including our IMFT joint venture with Intel, to manufacture products and develop new manufacturing process technologies and products. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners' or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint venture;

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, Malaysia, and China. Additionally, our control over operations at IMFT is limited by our agreements with our partner. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could materially adversely affect our business, results of operations, or financial condition.

We may incur additional restructure charges in future periods.

In the fourth quarter of 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities (the "2016 Restructuring Plan"). The 2016 Restructuring Plan included the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of the business, and other non-headcount related spending reductions. In connection with the plan, we incurred charges of $33 million in the first nine months of 2017 and $58 million in the fourth quarter of 2016 and do not expect to incur additional material charges. As of September 1, 2016, we had accrued liabilities of $24 million related to the 2016 Restructuring Plan, substantially all of which was paid in the first nine months of 2017.

On April 14, 2017, we entered into an agreement to sell our assembly and test facility located in Akita, Japan and our 40% ownership interest in Tera Probe, for aggregate consideration of $60 million, substantially all in cash, subject to changes in working capital. We completed the sale of our interest in Tera Probe in the third quarter of 2017 and expect to close the sale of the Akita facility in the fourth quarter of 2017. We recognized a loss of $11 million in the third quarter of 2017 and do not expect to incur additional material charges.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $62 million for the first nine months of 2017, $24 million for 2016, and $27 million for 2015. Based on our foreign currency balances of monetary assets and liabilities as of June 1, 2017, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $396 million. Although we hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities by hedging our primary currency exposures with currency forward contracts, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. In the event that exchange rates for the U.S. dollar adversely change against our foreign currency exposures, our results of operations or financial condition may be adversely affected. In addition, in connection with the Inotera Acquisition, our exposure to changes in foreign currency exchange rates could increase if not offset by corresponding hedges.

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

In previous years, supply of memory products has significantly exceeded customer demand, resulting in significant declines in average selling prices for DRAM, NAND, and NOR products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda and the 2012 bankruptcy filing by Elpida (now known as MMJ). These types of proceedings often lead to court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we engage from time to time in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges, and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations, or financial condition.

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

We operate in a number of locations outside the U.S., including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the distribution of our earnings among these different jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax structure and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2012 through 2016. In addition, tax returns that remain open to examination in Japan range from the years 2011 to 2016 and in Singapore and Taiwan from 2012 to 2016. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of September 1, 2016, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.90 billion and $1.94 billion, respectively, which, if not utilized, will expire at various dates from 2017 through 2036. As of September 1, 2016, our foreign net operating loss carryforwards were $6.04 billion, including $4.28 billion pertaining to Japan, which will, if not utilized, substantially all expire at various dates from 2019 through 2025. In addition, as a result of the Inotera Acquisition, we added foreign net operating loss carryforwards in Taiwan of $654 million, which expire on various dates through 2022. As of September 1, 2016, we had valuation allowances of $1.16 billion and $765 million against our net deferred tax assets in the U.S. and Japan, respectively.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the third quarter of 2017, we had repurchased a total of 49 million shares for $956 million through open-market transactions pursuant to such authorization. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 3, 2017	–	April 6, 2017	—	$—	—	$294,184,917
April 7, 2017	–	May 4, 2017	—	—	—	294,184,917
May 5, 2017	–	June 1, 2017	—	—	—	294,184,917
			—	—	—

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the above table.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, Amended and Restated (2)
10.67	Executive Agreement dated April 26, 2017 by and between Micron Technology, Inc. and Sanjay Mehrotra
10.68
Second Amendment to the Credit Agreement, dated April 26, 2017, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto

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

Micron Technology, Inc.
(Registrant)

Date:	June 30, 2017	/s/ Ernest E. Maddock
Ernest E. Maddock Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)