Form 10-K
period 2017-08-31
MICRON TECHNOLOGY INC
filed 2017-10-26
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 2, 2017, as reported by the NASDAQ Global Select Market, was approximately $20.5 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of October 20, 2017 was 1,153,255,224.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Fiscal 2017 Annual Meeting of Shareholders to be held on January 17, 2018 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 MSAC Term Loan	Variable Rate MSAC Senior Secured Term Loan due 2021	LPDRAM	Mobile Low-Power DRAM
2021 MSTW Term Loan	Variable Rate MSTW Senior Secured Term Loan due 2021	MAI	Micron Akita, Inc.
2022 Notes	5.88% Senior Notes due 2022	MCP	Multi-Chip Package
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2023 Notes	5.25% Senior Notes due 2023	MLC	Multi-Level Cell (two bits per cell)
2023 Secured Notes	7.50% Senior Secured Notes due 2023	MMJ	Micron Memory Japan, Inc.
2024 Notes	5.25% Senior Notes due 2024	MMJ Companies	MAI and MMJ
2025 Notes	5.50% Senior Notes due 2025	MMJ Group	MMJ and its subsidiaries
2026 Notes	5.63% Senior Notes due 2026	MMT	Micron Memory Taiwan Co., Ltd.
2032 Notes	2032C and 2032D Notes	MSP	Micron Semiconductor Products, Inc.
2032C Notes	2.38% Convertible Senior Notes due 2032	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2032D Notes	3.13% Convertible Senior Notes due 2032	MTTW	Micron Technology Taiwan, Inc.
2033 Notes	2033E and 2033F Notes	Nanya	Nanya Technology Corporation
2033E Notes	1.63% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
2033F Notes	2.13% Convertible Senior Notes due 2033	R&D	Research and Development
2043G Notes	3.00% Convertible Senior Notes due 2043	SG&A	Selling, General, and Administration
Elpida	Elpida Memory, Inc.	SLC	Single-Level Cell
HMC	Hybrid Memory Cube	SSD	Solid-State Drive
IMFT	IM Flash Technologies, LLC	TAIBOR	Taipei Interbank Offered Rate
Inotera	Inotera Memories, Inc.	Tera Probe	Tera Probe, Inc.
Intel	Intel Corporation	TLC	Triple-Level Cell
Japan Court	Tokyo District Court	VIE	Variable Interest Entity

PART I

ITEM 1. BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding controller development; increasing sales of DDR4, 3D NAND, and client and cloud SSD products; growth in the market for NAND products; the need to obtain additional patent licenses or renew existing license agreements; the entry into additional sales or licenses of intellectual property and partnering agreements; debt incurred to finance our capital investments; and cash expenditures for property, plant, and equipment. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." All period references are to our fiscal periods unless otherwise indicated.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands – Micron®, Crucial®, and Ballistix® – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, NOR Flash, and 3D XPoint™ memory, is transforming how the world uses information to enrich life. Backed by more than 35 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, machine learning, and autonomous vehicles in key market segments like cloud, data center, networking, and mobile.

We manufacture our products at our worldwide, wholly-owned and joint venture facilities. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions, expansion, and various partnering arrangements.

We make significant investments to develop the proprietary product and process technology, which is implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. Storage products incorporating NAND, a controller, and firmware constitute a significant and increasing portion of our sales. We generally develop firmware and expect to introduce proprietary controllers into our SSDs in 2018. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and target high-growth markets.

We market our products through our internal sales force, independent sales representatives, and distributors primarily to original equipment manufacturers and retailers located around the world. We face intense competition in the semiconductor memory and storage markets and, in order to remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs. Our success is largely dependent on market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, efficient utilization of our manufacturing infrastructure, successful ongoing development and integration of advanced product and process technology, return-driven capital spending, and successful R&D investments.

To leverage our significant investments in R&D, we have formed, and may continue to form, strategic joint ventures that allow us to share the costs of developing memory and storage product and process technology with third parties. In addition, from time to time, we also sell and/or license technology to other parties. We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera (now known as MTTW), Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the remaining 67% interest in Inotera and began consolidating Inotera's operating results. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and previously sold such products exclusively to us through supply agreements. The Inotera acquisition enhances our flexibility to drive new technology, optimize the deployment of capital, and adapt our product offerings to changes in market conditions. For more information regarding the

Inotera acquisition, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Acquisition of Inotera."

Business Segments

We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes memory products sold into compute, networking, graphics, and cloud server markets.
Storage Business Unit ("SBU"): Includes memory and storage products sold into enterprise, client, cloud, and removable storage markets. SBU also includes products sold to Intel through our IMFT joint venture.
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

Products

Our product portfolio of memory and storage solutions is based on our high-performance semiconductor memory and storage technologies, which include DRAM, NAND, 3D XPoint memory, and other technologies. We offer products in various forms, including wafers, components, and modules, as well as SSDs and multiple chip packages that combine our NAND with controllers and firmware.

DRAM

DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval with a variety of performance, pricing, and other characteristics. Sales of DRAM products were 64%, 58%, and 64% of our total net sales in 2017, 2016, and 2015, respectively.

Wafer, Component, and Module DRAM: DDR3 and DDR4 DRAM products offer high speed and bandwidth, primarily for use in computers, servers, networking devices, communications equipment, consumer electronics, automotive, and industrial applications. In 2017, we offered DDR4 and DDR3 products in 1Gb to 8Gb densities. Sales of DDR4 products increased significantly in 2017 and we expect further increases in 2018 as DDR4 DRAM replaces DDR3 DRAM products in many applications. Aggregate sales of DDR3 and DDR4 DRAM products were 40%, 31%, and 38% of our total net sales in 2017, 2016, and 2015, respectively.

LPDRAM products offer lower power consumption relative to other DRAM products and are used primarily in smartphones, tablets, automotive applications, laptop computers, and other mobile consumer devices that require low power consumption. Aggregate sales of our LPDDR4, LPDDR3, and other versions of LPDRAM products were 18% of our total net sales in each of 2017, 2016, and 2015.

We offer other DRAM products targeted to specialty markets, including DDR2 DRAM, DDR DRAM, GDDR5 and GDDR5X DRAM, SDRAM, and RLDRAM. These products are used in networking devices, servers, consumer electronics, communications equipment, computer peripherals, automotive and industrial applications, and computer memory upgrades.

Other: We offer HMC products, which are semiconductor memory devices where vertical stacks of DRAM die connected using through-silicon-via interconnects are placed above a small, high-speed logic layer.

NAND

NAND products are electrically re-writeable, non-volatile semiconductor memory and storage devices that retain content when power is turned off. NAND sales were 32%, 37%, and 33% of our total net sales in 2017, 2016, and 2015, respectively. NAND is ideal for mass-storage devices due to its fast erase and write times, high density, and low cost per bit relative to other solid-state memories. NAND-based storage devices are utilized in smartphones, SSDs, tablets, computers, automotive and industrial applications, networking, and other consumer applications. Removable storage devices, such as USB and Flash memory cards, are used with applications such as PCs, digital still cameras, and smartphones. The market for NAND products has grown rapidly and we expect it to continue to grow due to increased demand for these and other embedded and removable storage devices.

Wafer and Component NAND: Our NAND products feature a small cell structure that enables higher densities for demanding applications. We began selling commercial volumes of new products featuring our 3D NAND technology in 2016 and it composed 43% of our total Trade NAND sales in 2017. We expect 3D NAND sales to continue to increase in 2018. 3D NAND stacks layers of data storage cells vertically to create storage devices with higher capacity than competing planar NAND technologies. This enables more storage in a smaller space, bringing significant cost savings, low power usage and high performance to a range of mobile consumer devices as well as the most demanding enterprise deployments. We are currently in production of MLC and TLC versions of 3D NAND and, in 2017, TLC comprised a majority of our 3D NAND production. The significant majority of our 3D NAND products sold in 2017 featured 32 layers and we began ramping next generation 3D NAND products with 64 layers in 2017. We also offer high speed SLC, MLC, and TLC planar NAND products that are compatible with advanced interfaces in 1GB to 128GB densities.

SSDs: SSDs incorporate NAND, a controller, and firmware and are a significant portion of our net sales. We offer client, cloud, and enterprise SSDs which feature higher performance, reduced-power consumption, and enhanced reliability as compared to typical hard disk drives. Our client SSDs are targeted at notebooks, desktops, workstations, and other consumer applications. Increasingly our SSDs are being utilized in large-scale cloud environments. Using our 3D NAND process technology, our SSDs deliver read and write speeds that help improve boot and application load times and deliver higher performance than hard disk drives. Our client SSDs, including our newest line of 3D NAND SSDs, deliver world-class data storage, endurance, power efficiency, reliability, and performance for corporate users and are offered in SATA and PCIe NVMe solutions, with densities up to 2 terabytes, in 2.5-inch and M.2 form factors. Our enterprise SSDs are targeted at server and storage applications and incorporate our Extended Performance and Enhanced Reliability Technology ("XPERT") architecture, which closely incorporates the storage and controller through highly optimized firmware algorithms and hardware enhancements. The end result is a set of market-focused enterprise features that deliver ultra-low latencies, improved data transfer time, power-loss protection, and cost-effectiveness, along with higher capacities and power efficiency. We offer enterprise SSDs with PCIe NVMe, SAS, and SATA interfaces, with capacities up to 3.2 terabytes.

We generally develop firmware and expect to introduce proprietary controllers into our SSDs in 2018, which will enable us to offer additional differentiated storage solutions for our customers. Sales of our client and cloud SSDs increased significantly in 2017, both in aggregate and as a percentage of our overall sales, and we expect this trend to continue over the next several years.

MCPs and Managed NAND: We offer MCP products that combine NAND with LPDRAM to enable small form-factor solutions that combine storage and execution memory. We also offer managed NAND products including e-MMC, UFS, and embedded USB. Our e-MMC products combine NAND with a logic controller that performs media management and Error Code Correction ("ECC"), which provides reduced ECC complexity, better system performance, improved reliability, easy integration, and lower overall system costs. Our e-MCP products combine e-MMC with LPDRAM on the same substrate, which improves overall functionality and performance while simplifying system design. MCP products are used in smartphone, automotive, industrial, and other consumer applications. Our MCP and managed NAND products generally feature proprietary firmware and leverage our expertise in NAND and DRAM technologies.

3D XPoint Memory and Other

3D XPoint Memory: We introduced 3D XPoint technology, a new category of non-volatile memory, in 2015. 3D XPoint memory's innovative, transistor-less, cross point architecture creates a three-dimensional checkerboard where memory cells sit at the intersection of word lines and bit lines, allowing the cells to be addressed individually. As a result, data can be written and read in small sizes, leading to fast and efficient read/write processes. We began producing 3D XPoint memory in 2016 and significantly increased production in 2017.

Other: Other products included primarily NOR Flash, which are electrically re-writeable semiconductor memory devices that offer fast read times and are used in automotive, industrial, connected home, and consumer applications.

IMFT

Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture memory products exclusively for its members, who share the output of IMFT in proportion to their investment under a long-term supply agreement at prices approximating cost. In 2017, IMFT began to transition its manufacturing from NAND to 3D XPoint memory products. We generally share with Intel the costs of product design and process development activities for NAND and 3D XPoint memory at IMFT and our other facilities. IMFT is governed by a Board of Managers for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time either member exercises its right. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

Manufacturing

Our manufacturing facilities are located in the United States, China, Japan, Malaysia, Singapore, and Taiwan. Nearly all of our products are manufactured on 300mm wafers in facilities that generally operate 24 hours per day, 7 days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. A significant portion of our semiconductor equipment is generally replaced every five to seven years with increasingly advanced equipment. Our DRAM, NAND, 3D XPoint memory, and NOR Flash products share a number of common manufacturing processes, enabling us to leverage our product and process technology and manufacturing infrastructure across these product lines.

Our process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, 3D non-volatile layers, NAND cell levels, process complexity, including number of mask layers and fabrication steps, and manufacturing yield. Other factors that contribute to manufacturing costs are cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type, and cleanliness of our manufacturing environment. We continuously enhance our production processes, increasing bits per wafer and transitioning to higher density products. In 2017, we significantly increased our volume production of 1Xnm process node DRAM and, beginning in the first quarter of 2017, manufactured a majority of our NAND production using our first generation 32-layer 3D NAND technology. In 2017, we began ramping production of our second generation 64-layer 3D NAND technology and TLC products became the majority of our 3D NAND output.

Wafer fabrication occurs in a highly-controlled clean environment to minimize dust and other yield and quality-limiting contaminants. Despite stringent manufacturing controls, individual circuits may be nonfunctional or wafers may need to be scrapped due to equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects, and air particle defects. Success of our manufacturing operations depends largely on minimizing defects to maximize yield of high-quality circuits. In this regard, we employ rigorous quality controls throughout the manufacturing, screening, and testing processes. We are able to recover certain devices by testing and grading them to their highest level of functionality.

We sell semiconductor products in both packaged and unpackaged (i.e., "bare die") forms. Our packaged products include memory modules, SSDs, MCPs, managed NAND, and HMCs. We assemble many products in-house and, in some cases, outsource assembly services where we can reduce costs and minimize our capital investment. We subcontract assembly services for the production of certain memory modules, SSDs, and MCPs.

We test our products at various stages in the manufacturing process, conduct numerous quality control inspections throughout the entire production flow, and perform high temperature burn-in on finished products. In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of semiconductor memory die during the burn-in process, capturing quality and reliability data and reducing testing time and cost. We use subcontractors to perform certain testing services.

In recent years, we have produced an increasingly broad portfolio of products and system solutions, which enhances our ability to allocate resources to our most profitable products but also increases the complexity of our manufacturing operations. Although our product lines generally use similar manufacturing processes, our cost efficiency can be affected by frequent conversions to new products, the allocation of manufacturing capacity to more complex, smaller-volume parts, and the reallocation of manufacturing capacity across various product lines.

Availability of Raw Materials and Use of Service Providers

Our operations require raw materials, and in some cases, third-party services, that meet exacting standards. We generally have multiple sources of supply for our raw materials and services. However, only a limited number of suppliers are capable of delivering certain raw materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of raw materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages may occur, from time to time, in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. The disruption of our supply of raw materials or services or the extension of our lead times could have a material adverse effect on our business, result of operations, or financial condition.

Our manufacturing processes are also dependent on our relationships with outsourced semiconductor assembly and test providers, contract manufacturers, logistic carriers, and other service providers. We have supply chain risk monitoring and management to mitigate our risks associated with raw materials and service providers.

Marketing and Customers

For 2017, 20% of our net sales were to the compute and graphics market (including desktop PCs, notebooks, and workstations); 20% were to mobile; 20% were to SSD and other storage; 15% were to automotive, industrial, medical, and other embedded; and 15% were to server. Sales to Kingston Technology Corporation consisted primarily of DRAM and, as a percentage of total net sales, were 10%, 7%, and 11% for 2017, 2016, and 2015, respectively. Sales to Intel, including Non-Trade sales through IMFT, as a percentage of total net sales, were 9%, 14%, and 8% for 2017, 2016, and 2015, respectively. No other customer exceeded 10% of our total net sales for 2017, 2016, or 2015.

Our semiconductor memory and storage products are offered under our Micron, Crucial, and Ballistix brand names and private labels. We market our semiconductor memory and storage products primarily through our own direct sales force and maintain sales or representative offices in our primary markets around the world. We sell our Crucial-branded products through a web-based customer direct sales channel, as well as through channel and distribution partners. Our products are also offered through independent sales representatives and distributors, who obtain orders subject to final acceptance by us and are compensated on a commission basis. We then make shipments against these orders directly to our customers. Distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors' products. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products. Many of our customers require a thorough review or qualification of semiconductor products, which may take several months.

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

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that we may produce products that do not comply with applicable specifications, contain defects, or are otherwise incompatible with end uses. In accordance with industry practice, we generally provide a limited warranty that our products are in compliance with applicable specifications existing at the time of delivery and will operate to those specifications during a stated warranty period. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our standard terms and conditions.

Competition

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors generally seek to increase silicon capacity and bits per wafer, which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage products also result from capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures or increase capacity at existing or new facilities, resulting in future increases in worldwide supply. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, would lead to declines in average selling prices for our products and materially adversely affect our business, results of operations, or financial condition. Many of our high-volume memory and storage products are manufactured to industry standard specifications and, as such, have similar performance characteristics to those of our competitors. For these high-volume products, the principal competitive factors are generally price and performance characteristics including: operating speed, power consumption, reliability, compatibility, size, and form factors. For our other products, the aforementioned performance characteristics generally take precedence over pricing.

Research and Development

Our process technology R&D efforts are focused primarily on development of process technology that enables continuous improvement to cost structures and performance enhancements for our future DRAM and NAND products. We are also focused on developing new fundamentally different memory structures, materials, and packages, which are designed to facilitate our transition to next generation products. Additional process technology R&D efforts focus on the enablement of advanced computing, storage, and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise, and the development of new manufacturing materials. Product design and development efforts include our high density DDR4 and DDR5 DRAM and LPDRAM products as well as high density and mobile 3D NAND (including TLC and QLC technologies), 3D XPoint memory, SSDs (including firmware and controllers), managed NAND, specialty memory, and other memory technologies and systems.

Our R&D expenses were $1.82 billion, $1.62 billion, and $1.54 billion in 2017, 2016, and 2015, respectively. We generally share with Intel the costs of product design and process development activities for NAND and 3D XPoint memory. Our R&D expenses reflect net reductions of $213 million, $205 million, and $224 million for 2017, 2016, and 2015, respectively, as a result of reimbursements under our cost-sharing arrangements with Intel.

To compete in the semiconductor memory and storage markets, we must continue to develop technologically advanced products and processes. We believe that expansion of our semiconductor product offerings is necessary to meet expected market demand for specific memory and storage products and solutions. Our process, design, and package development efforts occur at multiple locations across the world, with our largest R&D center located in Boise, Idaho and other significant R&D centers in Japan, China, Italy, Singapore, and other sites in the United States. In 2017, we began ramping operations in an expansion of our R&D facility in Boise.

R&D expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through thorough reviews and tests for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualification.

Geographic Information

Sales to customers outside the United States totaled $17.56 billion for 2017 and included sales of $10.39 billion in China, $2.54 billion in Taiwan, $1.36 billion in Europe, $1.03 billion in Japan, and $1.81 billion in the rest of the Asia Pacific region. Sales to customers outside the United States totaled $10.47 billion for 2016 and $13.63 billion for 2015. As of August 31, 2017, we had net property, plant, and equipment of $6.52 billion in Taiwan, $5.26 billion in Singapore, $4.25 billion in the United States, $2.83 billion in Japan, $453 million in China, and $118 million in other countries. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information" and "Item 1A. Risk Factors.")

Patents and Licenses

In recent years, we have been recognized as a leader in per capita and quality of patents issued. As of August 31, 2017, we owned approximately 15,500 U.S. patents and 5,000 foreign patents. In addition, we have thousands of U.S. and foreign patent applications pending. Our patents have various terms expiring through 2037.

We have a number of patent and intellectual property license agreements and have, from time to time, licensed or sold our intellectual property to third parties. Some of these license agreements require us to make one-time or periodic payments while others have resulted in us receiving payments. We may need to obtain additional licenses or renew existing license agreements in the future, and we may enter into additional sales or licenses of intellectual property and partnering arrangements. We are unable to predict whether these license agreements can be obtained or renewed on terms acceptable to us.

Employees

As of August 31, 2017, we had approximately 34,100 employees.

Environmental Compliance

We approach environmental stewardship and sustainability proactively to ensure we meet all government regulations regarding raw materials, discharges, emissions, and solid wastes from our manufacturing processes. Our wafer fabrication facilities continued to conform to the requirements of the International Organization for Standardization ("ISO") 14001 environmental management systems standard to ensure we are continuously improving our performance. As part of the ISO 14001 framework, we must meet annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping, and management review. While we have not experienced any material adverse effects to our operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of our operations, or other compliance actions.

Directors and Executive Officers of the Registrant

Our executive officers are appointed annually by our Board of Directors (the "Board") and our directors are elected annually by our shareholders. Any directors appointed by the Board to fill vacancies on the Board serve until the next election by our shareholders. All officers and directors serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

As of August 31, 2017, the following executive officers and directors were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
April S. Arnzen	46	Senior Vice President, Human Resources
Scott J. DeBoer	51	Executive Vice President, Technology Development
Ernest E. Maddock	59	Senior Vice President and Chief Financial Officer
Sanjay Mehrotra	59	President and Chief Executive Officer, Director
Joel L. Poppen	53	Senior Vice President, Legal Affairs, General Counsel, and Corporate Secretary
Sumit Sadana	48	Executive Vice President and Chief Business Officer
Steven L. Thorsen, Jr.	52	Senior Vice President, Worldwide Sales
Robert L. Bailey	60	Director
Richard M. Beyer	68	Director
Patrick J. Byrne	56	Director
Mercedes Johnson	63	Director
Lawrence N. Mondry	57	Director
Robert E. Switz	70	Chairman of the Board of Directors

April S. Arnzen joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen became an officer in January 2015 and was named Senior Vice President, Human Resources in June 2017. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho.

Scott J. DeBoer joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer became an officer in May 2007 and was named Executive Vice President, Technology Development in June 2017. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

Ernest E. Maddock joined us as an officer in June 2015 and was named Senior Vice President and Chief Financial Officer in June 2017. From April 2013 until he joined us, Mr. Maddock served as Executive Vice President and Chief Financial Officer of Riverbed Technology. From October 2008 to April 2013, Mr. Maddock served as Executive Vice President and Chief Financial Officer of Lam Research Corporation after serving as Lam's Vice President of Global Operations from October 2003 to September 2008. Mr. Maddock also served as a member of the Board of Directors for Intersil Corporation from July 2015 to February 2017. Mr. Maddock holds a BS in Industrial Management from the Georgia Institute of Technology and an MBA from Georgia State University.

Sanjay Mehrotra joined us in May 2017 as our President, Chief Executive Officer, and Director. Mr. Mehrotra co-founded and lead SanDisk Corporation as a start-up in 1988 until its eventual sale in May 2016, serving as its President and Chief Executive Officer from January 2011 to May 2016, and as a member of its Board of Directors from July 2010 to May 2016. Mr. Mehrotra currently serves on the Board of Directors of Cavium, Inc. Mr. Mehrotra served as a member of the Board of Directors for Western Digital Corp. from May 2016 to February 2017. Mr. Mehrotra holds a BS and an MS in Electrical Engineering and Computer Science from the University of California, Berkeley and is a graduate of the Stanford Graduate School of Business Executive Program.

Joel L. Poppen joined us in October 1995 and has held various leadership positions since that time. He became an officer in December 2013 and was named Senior Vice President, Legal Affairs, General Counsel, and Corporate Secretary in June 2017. Mr. Poppen holds a BS in Electrical Engineering from the University of Illinois and a JD from the Duke University School of Law.

Sumit Sadana joined us in June 2017 as our Executive Vice President and Chief Business Officer. From April 2010 to May 2016, Mr. Sadana served in various roles at SanDisk Corporation, including most recently as Executive Vice President, Chief Strategy Officer, and General Manager, Enterprise Solutions. Mr. Sadana serves on the Board of Directors of Silicon Laboratories, Inc. Mr. Sadana holds a B.Tech. in Electrical Engineering from the Indian Institute of Technology, Kharagpur, India and an MS in Electrical Engineering from Stanford University.

Steven L. Thorsen, Jr. joined us in September 1988 and has served in various leadership positions since that time. He became an officer in April 2012 and was named Senior Vice President, Worldwide Sales in June 2017. Mr. Thorsen holds a BA in Business Administration from Washington State University.

Robert L. Bailey has served as Chief Executive Officer of Blue Willow Systems, Inc. since August 2017 and as Blue Willow's Chairman since March 2015. Blue Willow is a software as a service resident safety platform for senior living facilities. Mr. Bailey was the Chairman of the Board of Directors of PMC-Sierra, Inc. from 2005 until May 2011 and also served as PMC's Chairman from February 2000 until February 2003. Mr. Bailey served as a director of PMC from October 1996 to May 2011. He also served as the Chief Executive Officer of PMC from July 1997 until May 2008. Within the past five years, Mr. Bailey also served on the Board of Directors of Entropic Communications. Mr. Bailey holds a BS in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas. Mr. Bailey has served on our Board since 2007.

Richard M. Beyer was Chairman and Chief Executive Officer of Freescale Semiconductor, Inc. from 2008 through June 2012 and served as a director with Freescale until April 2013. Prior to Freescale, Mr. Beyer was President, Chief Executive Officer and a director of Intersil Corporation from 2002 to 2008. He has also previously served in executive management roles at FVC.com, VLSI Technology, and National Semiconductor Corporation. Within the past five years, Mr. Beyer served on the Board of Directors of Analog Devices, Inc. and Freescale. He currently serves on the Board of Directors of Dialog Semiconductor and Microsemi Corporation. Mr. Beyer served three years as an officer in the United States Marine Corps. He holds a BA and an MA in Russian from Georgetown University and an MBA in Marketing and International Business from Columbia University Graduate School of Business. Mr. Beyer has served on our Board since 2013.

Patrick J. Byrne has served as Senior Vice President of Fortive Corporation since July 2016, when Danaher Corporation completed the separation of its Test & Measurement and Industrial Technologies segments. Mr. Byrne was President of Tektronix, a subsidiary of Danaher, from July 2014 to July 2016. Previously, he was Vice President of Strategy and Business Development and Chief Technical Officer of Danaher from November 2012 to July 2014. Danaher designs, manufactures, and markets innovative products and services to professional, medical, industrial, and commercial customers. Mr. Byrne served as Director, President and Chief Executive Officer of Intermec, Inc. from 2007 to May 2012. Within the past five years, Mr. Byrne served on the Board of Directors of Flow International and Intermec, Inc. Mr. Byrne holds a BS in Electrical Engineering from the University of California, Berkeley and an MS in Electrical Engineering from Stanford University. Mr. Byrne has served on our Board since 2011.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a supplier of analog interface components for communications, industrial, and consumer applications, from December 2005 to August 2008. She also served as the Senior Vice President, Finance of Lam Research Corporation from June 2004 to January 2005 and as Lam's Chief Financial Officer from May 1997 to May 2004. Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Juniper Networks, Inc., Teradyne, Inc., and Synopsys, Inc. She also served on the Board of Directors for Intersil Corporation from August 2005 to February 2017. Ms. Johnson is the Chairman of the Board of Directors' Audit Committee and Finance Committee and has served on our Board since 2005.

Lawrence N. Mondry has been the President and Chief Executive Officer of Stream Gas & Electric, Ltd., a provider of energy, mobile and protective services, since February 2016. Mr. Mondry was the Chief Executive Officer of Apollo Brands, a consumer products portfolio company, from February 2014 to February 2015. Mr. Mondry was the Chief Executive Officer of Flexi Compras Corporation, a rent-to-own retailer, from June 2013 to February 2014. Mr. Mondry was the President and Chief Executive Officer of CSK Auto Corporation, a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008. Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006. Mr. Mondry is the Chairman of the Board of Directors' Compensation Committee and Governance and Sustainability Committee and has served on our Board since 2005.

Robert E. Switz was the Chairman, President, and Chief Executive Officer of ADC Telecommunications, Inc., a supplier of network infrastructure products and services, from August 2003 until December 2010, when Tyco Electronics Ltd. acquired ADC. Mr. Switz joined ADC in 1994 and throughout his career there held numerous leadership positions. Within the past five years, Mr. Switz served on the Board of Directors of GT Advanced Technologies Inc., Broadcom Corporation, Cyan, Inc., Pulse Electronics Corporation, and Leap Wireless International, Inc. Mr. Switz currently serves on the Board of Directors for Marvell Technology Group Ltd., Gigamon, Inc., and FireEye, Inc. Mr. Switz holds an MBA from the University of Bridgeport and a BS in Business Administration from Quinnipiac University. Mr. Switz was appointed Chairman of the Board of Directors in 2012 and has served on our Board since 2006.

There are no family relationships between any of our directors or executive officers.

Available Information

Micron, a Delaware corporation, was incorporated in 1978. Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000. Information about us is available at our website, www.micron.com. Also available on our website are our: Corporate Governance Guidelines, Governance and Sustainability Committee Charter, Compensation Committee Charter, Audit Committee Charter, Finance Committee Charter, and Code of Business Conduct and Ethics. Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website within four business days of the amendment or waiver. Copies of these documents are available to shareholders upon request. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

We use our investor relations website, http://investors.micron.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Our filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements. The Securities and Exchange Commission’s ("SEC") website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Materials filed or furnished by us with the SEC are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling (800) SEC-0330. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Additional Information

Micron, Crucial, Ballistix, any associated logos, and all other Micron trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the United States and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the registered or unregistered trademarks of their respective owners.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors, the order of which is not necessarily indicative of the level of risk that each poses to us, which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. Our operations could also be affected by other factors that are presently unknown to us or not considered significant. Any of the factors below could have a material adverse effect on our business, results of operations, financial condition, or stock price.

We have experienced volatility in average selling prices for our semiconductor memory and storage products which may adversely affect our business.

We have experienced significant volatility in our average selling prices, including dramatic declines, as noted in the table below and may continue to experience such volatility in the future. In some prior periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Decreases in average selling prices for our products that decline faster than our costs could have a material adverse effect on our business, results of operations, or financial condition.

	DRAM	Trade NAND

	(percentage change in average selling prices)
2017 from 2016	19%	(9)%
2016 from 2015	(35)%	(20)%
2015 from 2014	(11)%	(17)%
2014 from 2013	6%	(23)%
2013 from 2012	(11)%	(18)%

We may be unable to maintain or improve gross margins.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, 3D memory layers, NAND cell levels, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, and new products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments, such as China, have provided, and may continue to provide, significant financial assistance to some of our competitors or to new entrants. Our competitors generally seek to increase silicon capacity, improve yields, and reduce die size in their product designs which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We and some of our competitors have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology their products could have cost or performance advantages. The competitive nature of our industry could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

In recent periods, our debt levels have increased due to the capital intensive nature of our business, business acquisitions, and the restructuring of our capital structure. As of August 31, 2017, we had debt with a carrying value of $11.13 billion. In addition, the conversion value in excess of principal of our convertible notes, as of August 31, 2017 was $1.91 billion, based on the trading price of our common stock of $31.97 as of August 31, 2017. In 2017, 2016, and 2015 we paid $1.63 billion, $94 million, and $1.43 billion, respectively, to repurchase and settle notes with principal amounts of $1.55 billion, $57 million, and $489 million, respectively. As of August 31, 2017, we had a revolving credit facility that provided for additional borrowings of up to $750 million based on eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize this revolving credit facility. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

Our debt obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;

•	require us to use cash and/or issue shares of our common stock to settle any conversion obligations of our convertible notes;

•
result in certain of our debt instruments being accelerated to be immediately due and payable or being deemed to be in default if certain terms of default are triggered, such as applicable cross payment default and/or cross-acceleration provisions;

•	result in all obligations owing under the 2021 MSTW Term Loan being accelerated to be immediately due and payable if MSTW fails to comply with certain covenants, including financial covenants;

•	increase the interest rate under the 2021 MSTW Term Loan if we or MSTW fails to maintain certain financial covenants;

•	adversely impact our credit rating, which could increase future borrowing costs;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;

•	restrict our ability to incur specified indebtedness, create or incur certain liens, and enter into sale-leaseback financing transactions;

•	increase our vulnerability to adverse economic and semiconductor memory and storage industry conditions;

•	increase our exposure to interest rate risk from variable rate indebtedness;

•	continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and

•	require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2018 for property, plant, and equipment will be approximately $7.5 billion plus or minus 5 percent, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures, offset by amounts funded by our partners, were $5.13 billion for 2017. As of August 31, 2017, we had cash and marketable investments of $6.05 billion. As of August 31,

2017, $1.29 billion of cash and marketable investments, including substantially all of the cash held by the MMJ Group, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the United States would subject these funds to U.S. federal income taxes. In addition, cash of $87 million held by IMFT was generally not available to finance our other operations.

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

As a result of the corporate reorganization proceedings of MMJ initiated in 2012, and for so long as such proceedings are continuing, MMJ is prohibited from paying dividends, including any cash dividends, to us and such proceedings require that excess earnings be used in MMJ's business or to fund the MMJ creditor payments. In addition, pursuant to an order of the Japan Court, MMJ cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to approval of the legal trustee. As a result, the assets of MMJ are not available for use by us in our other operations. Furthermore, certain uses of the assets of MMJ, including certain capital expenditures of MMJ and MMT or further investments in MMT, may require consent of MMJ's trustees and/or the Japan Court.

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Our future success depends on our ability to develop and produce competitive new memory and storage technologies.

Our key semiconductor memory and storage products and technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, additional bits per cell (i.e., cell levels), the ability to shrink products in order to reduce costs, meet higher density requirements, and improve power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory and storage industry. Our competitors are working to develop new memory and storage technologies that may offer performance and cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies. There can be no assurance of the following:

•	that we will be successful in developing competitive new semiconductor memory and storage technologies;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these technologies; and

•	that margins generated from sales of these products will allow us to recover costs of development efforts.

We develop and produce 3D XPoint memory, which is a new class of non-volatile technology. There is no assurance that our efforts to develop and market this new product technology will be successful. Our unsuccessful efforts to develop new semiconductor memory and storage technologies could have a material adverse effect on our business, results of operations, or financial condition.

New product development may be unsuccessful.

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product development over the next several years. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance of the following:

•that our product development efforts will be successful;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these products;

•that we will be able to qualify new products with our customers on a timely basis; or
•that margins generated from sales of these products will allow us to recover costs of development efforts.

Our unsuccessful efforts to develop new products and solutions could have a material adverse effect on our business, results of operations, or financial condition.

Our joint ventures and strategic relationships involve numerous risks.

We have entered into strategic relationships, including our IMFT joint venture with Intel, to manufacture products and develop new manufacturing process technologies and products. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners' interests or we may not be able to agree with our partners on ongoing manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint ventures;

•	our joint venture partners' products may compete with our products;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	due to differing business models or long-term business goals, we and our partners may not participate to the same extent on funding capital investments in our joint ventures;

•	cash flows may be inadequate to fund increased capital requirements of our joint ventures;

•	we may experience difficulties or delays in collecting amounts due to us from our joint ventures and partners;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal, or regulatory requirements may necessitate changes in the agreements with our partners.

Our joint ventures and strategic relationships, if unsuccessful, could have a material adverse effect on our business, results of operations, or financial condition.

A significant concentration of our net sales are to a select number of customers.

In each of the last three years, approximately one-half of our total net sales were to our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our products could be sold. Our inability to meet our customers' requirements or to qualify our products with them could adversely impact our sales. The loss of one or more of our major customers or any significant reduction in orders from, or a shift in product mix by, these customers could have a material adverse effect on our business, results of operations, or financial condition.

Increases in sales of system solutions may increase our dependency upon specific customers and our costs to develop and qualify our system solutions.

Our development of system-level memory and storage products is dependent, in part, upon successfully identifying and meeting our customers' specifications of those products. Developing and manufacturing system-level products with specifications unique to a customer increases our reliance upon that customer for purchasing our products in sufficient volume, quantity, and in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers' specifications or achieve design wins with our customers, we may experience a significant adverse impact on our sales and margins. Even if our products meet customer specifications, our sales of system-level solutions are dependent upon our customers choosing our products over those of our competitors and purchasing our products at sufficient volumes and prices. Our competitors' products may be less costly, provide better performance, or include additional features when compared to our products. Our long-term ability to sell system-level memory and storage products is reliant upon our customer's ability to create, market, and sell their products containing our system-level solutions at sufficient volumes and prices in a timely manner. If we fail to successfully develop and market system-level products, our business, results of operations, or financial condition may be materially adversely affected.

Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs exceed our per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discreet products, to design, test, and qualify, which may increase our costs. Additionally, some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may update our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or firmware in a timely manner, may result in reduced demand for our system-level products, and could have a material adverse effect on our business, results of operations, or financial condition.

Products that fail to meet specifications, are defective, or that are otherwise incompatible with end uses could impose significant costs on us.

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. As a result, we could be adversely affected in several ways, including the following:

•	we may be required or agree to compensate customers for costs incurred or damages caused by defective or incompatible products and to replace products;

•	we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our relationships with existing or potential customers.

Any of the foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

We may be unable to protect our intellectual property or retain key employees who are knowledgeable of and develop our intellectual property.

We maintain a system of controls over our intellectual property, including U.S. and foreign patents, trademarks, copyrights, trade secret laws, licensing arrangements, confidentiality procedures, non-disclosure agreements with employees, consultants, and vendors, and a general system of internal controls. Despite our system of controls over our intellectual property, it may be possible for our current or future competitors to obtain, copy, use, or disclose, illegally or otherwise, our product and process technology. The laws of some foreign countries may not protect our intellectual property to the same degree as do U.S. laws and our confidentiality, non-disclosure, and non-compete agreements may be unenforceable or difficult and costly to enforce.

Additionally, our ability to maintain and develop intellectual property is dependent upon our ability to attract, develop, and retain highly skilled employees. Global competition for such skilled employees in our industry is intense. Due to the volatile nature of our industry and our operating results, a decline in our operating results and/or stock price may adversely affect our ability to retain key employees whose compensation is dependent, in part, upon the market price of our common stock, achieving certain performance metrics, levels of company profitability, or other financial or company-wide performance. If our competitors or future entrants into our industry are successful in hiring our employees, they may directly benefit from the knowledge these employees gained while they were under our employment.

Our inability to protect our intellectual property or retain key employees who are knowledgeable of and develop our intellectual property could have a material adverse effect on our business, results of operations, or financial condition.

A determination that our products or manufacturing processes infringe the intellectual property rights of others, or entering into a license agreement covering such intellectual property, could materially adversely affect our business, results of operations, or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A determination that our products or manufacturing processes infringe upon the intellectual property rights of others, or entering a license agreement covering such intellectual property, could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. (See "Part II Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies.")

We have a number of intellectual property license agreements. Some of these license agreements require us to make one-time or periodic payments. We may need to obtain additional licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on terms acceptable to us. Any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition.

If our manufacturing process is disrupted, our business, results of operations, or financial condition could be materially adversely affected.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations, which are widely dispersed in multiple locations in several countries including the United States, Singapore, Taiwan, Japan, Malaysia, and China. Additionally, our control over operations at IMFT is limited by our agreements with Intel. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could have a material adverse effect on our business, results of operations, or financial condition.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the Court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court.

We are unable to predict the outcome of the matter and, therefore, cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera Shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operations, or financial condition.

We may incur additional restructuring charges in future periods.

In separate transactions in 2017, we sold our assembly and test facility located in Akita, Japan and our 40% ownership interest in Tera Probe; assets associated with our 200mm fabrication facility in Singapore; and assets related to our Lexar brand. In 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities. The plan included the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of our business, and other non-headcount related spending reductions. As a result of these and other actions, we incurred charges of $18 million, $67 million, and $3 million in 2017, 2016, and 2015, respectively.

We may not realize expected savings or other benefits from our restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

Breaches of our security systems could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security and attacks on our network systems could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised, which could have a material adverse effect on our business, results of operations, or financial condition.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $74 million for 2017, $24 million for 2016, and $27 million for 2015. Based on our foreign currency balances of monetary assets and liabilities, as of August 31, 2017, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $391 million. Although we hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

We may make future acquisitions and/or alliances, which involve numerous risks.

Acquisitions and the formation or operation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks, including the following:

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

•
inadequacy or ineffectiveness of an acquired company's internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices; and

•
impairment of acquired intangible assets, goodwill, or other assets as a result of changing business conditions, technological advancements, or worse-than-expected performance of the acquired business.

In previous years, supply of memory and storage products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM and NAND. The global memory and storage industry has experienced consolidation and may continue to consolidate. We engage, from time to time, in discussions regarding potential acquisitions and similar opportunities. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges, and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, technology companies are inherently risky and may not be successful and could have a material adverse effect on our business, results of operations, or financial condition.

The limited availability of raw materials, supplies, or capital equipment could materially adversely affect our business, results of operations, or financial condition.

Our operations require raw materials, and in certain cases, third party services, that meet exacting standards. We generally have multiple sources of supply for our raw materials and services. However, only a limited number of suppliers are capable of delivering certain raw materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of raw materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages may occur, from time to time, in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. The disruption of our supply of raw materials or services or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

Our operations are dependent on our ability to procure advanced semiconductor manufacturing equipment that enables the transition to lower cost manufacturing processes. For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier. From time to time, we have experienced difficulties in obtaining some equipment on a timely basis due to suppliers' limited capacity. Our inability to obtain equipment on a timely basis could adversely affect our ability to transition to next generation manufacturing processes and reduce our costs. Delays in obtaining equipment could also impede our ability to ramp production at new facilities and could increase our overall costs of a ramp. Our inability to obtain advanced semiconductor manufacturing equipment in a timely manner could have a material adverse effect on our business, results of operations, or financial condition.

A downturn in the worldwide economy may harm our business.

Downturns in the worldwide economy have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, mobile devices, SSDs, and servers. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

Our results of operations could be affected by natural disasters and other events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, such as earthquakes or tsunamis, that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster, fire, explosion, or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, results of operations, or financial condition.

The operations of MMJ are subject to continued oversight by the Japan Court during the pendency of the corporate reorganization proceedings.

Because MMJ's plan of reorganization provides for ongoing payments to creditors following the closing of our acquisition of MMJ, the reorganization proceedings in Japan (the "Japan Proceedings") are continuing and MMJ remains subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the business of MMJ, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. MMJ's reorganization proceedings in Japan, and oversight of the Japan Court, will continue until the final creditor payment is made under MMJ's plan of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. MMJ may petition the Japan Court for an early termination of the reorganization proceedings once two-thirds of all payments under the plan of reorganization are made. Although such early terminations are customarily granted, there can be no assurance that the Japan Court will grant any such petition in this particular case.

During the pendency of the reorganization proceedings in Japan, MMJ is obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to its businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling material disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of MMJ or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of MMJ's plan of reorganization. Accordingly, during the pendency of the reorganization proceedings in Japan, our ability to operate MMJ as part of our global business or to cause MMJ to take certain actions that we deem advisable for its business could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to MMJ.

The operations of MMJ being subject to the continued oversight by the Japan Court during the pendency of the corporate reorganization proceedings could have a material adverse effect on our business, results of operations, or financial condition.

We may incur additional tax expense or become subject to additional tax exposure.

We operate in a number of locations outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the geographic mix of our earnings among these jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax positions and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2013 through 2017. In addition, tax returns that remain open to examination in Japan range from the years 2011 to 2017 and in Singapore and Taiwan from 2012 to 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. The foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of August 31, 2017, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.88 billion and $1.95 billion, respectively, which, if not utilized, will expire at various dates from 2028 through 2037 and 2018 through 2037, respectively. As of August 31, 2017, our foreign net operating loss carryforwards were $6.30 billion, which will, if not utilized, substantially all expire at various dates from 2019 through 2026. As of August 31, 2017, we had gross deferred tax assets of $3.78 billion and valuation allowances of $2.32 billion against our deferred tax assets. If we repatriate earnings from our subsidiaries whose earnings are deemed to be indefinitely reinvested, a portion of our net operating losses would be utilized. Utilization of all of our net operating loss and credit carryforwards would increase the amount of our annual cash taxes reducing the overall amount of cash available to be used in other areas of the business and could have a material adverse effect on our business, results of operations, or financial condition.

A change in ownership may limit our ability to utilize our net operating loss carryforwards.

On January 18, 2017, our shareholders approved a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding, which entitles certain shareholders to purchase additional shares of our common stock at a significant discount in the event of certain transactions that may result in an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur when the percentage of our ownership by one or more 5% shareholders has increased by more than 50% at any time during the prior three years. Rights will attach to all shares of the Company’s common stock issued prior to the earlier of the rights' distribution date or expiration date as set forth in the Rights Agreement. Pursuant to the Rights Agreement, if a shareholder (or group) acquires beneficial ownership of 4.99% or more of the outstanding shares of our common stock without prior approval of our Board or without meeting certain customary exceptions, the rights (other than rights held by the acquiring shareholder (or group) and certain related persons) would become exercisable. The Rights Agreement is intended to avoid an adverse ownership change, thereby preserving our current ability to utilize certain net operating loss and credit carryforwards; however, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change.

If we experience a 50% or greater change in ownership involving shareholders owning 5% or more of our common stock, it could adversely impact our ability to utilize our existing net operating loss and credit carryforwards. The inability to utilize existing net operating loss and credit carryforwards would significantly increase the amount of our annual cash taxes and reduce the overall amount of cash available to be used in other areas of the business which could have a material adverse effect on our business, results of operations, or financial condition.

Compliance with regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and its implementing SEC regulations. The Dodd-Frank Act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in materials used in the manufacture of semiconductors. The implementation of these new regulations may limit the sourcing and availability of some of these materials. This in turn may affect our ability to obtain materials necessary for the manufacture of our products in sufficient quantities and may affect related material pricing. Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products are DRC conflict free. Our inability to comply with the regulations regarding the use of conflict minerals could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to a variety of laws and regulations that may result in additional costs and liabilities.

The manufacturing of our products requires the use of facilities, equipment, and materials that are subject to a broad array of laws and regulations in numerous jurisdictions in which we operate. Additionally, we are subject to a variety of other laws and regulations relative to the construction, maintenance, and operations of our facilities. Any of these laws or regulations could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with these laws or regulations could adversely impact our reputation and our financial results. Additionally, we partner with other companies in our joint ventures, which are also subject to a broad array of laws and regulations. Our ownership in these joint ventures may also expose us to risks associated with their respective compliance with these laws and regulations. As a result of these items, we could experience the following:

•	suspension of production;

•	remediation costs;

•	alteration of our manufacturing processes;

•	regulatory penalties, fines, and legal liabilities; and

•	reputational challenges.

Our failure, or the failure of our joint ventures, to comply with these laws and regulations could have a material adverse effect on our business, results of operations, or financial condition.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

Sales to customers outside the United States approximated 86% of our consolidated net sales for 2017. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, and Japan. Our international sales and operations are subject to a variety of risks, including:

•	export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;

•
compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act of 1977, as amended, export and import laws, and similar rules and regulations;

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

These factors could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, capped call contracts on our common stock, and derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of such default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho. The following is a summary of our principal facilities as of August 31, 2017:

Location	Principal Operations
United States	R&D, wafer fabrication facilities, reticle manufacturing, assembly, and test
Singapore	Wafer fabrication, assembly, test, and module assembly
China	Assembly, test, and module assembly
Malaysia	Assembly and test
Taiwan	Wafer fabrication
Japan	Wafer fabrication and R&D

Certain of our properties are collateral to secured borrowing arrangements. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.") We also own or lease a number of other facilities in locations throughout the world that are used for design, R&D, and sales and marketing activities. Substantially all of the capacity of the facilities listed above is fully utilized.

Our facility in Lehi, Utah is owned and operated by our IMFT joint venture with Intel. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – IMFT.")

We believe that our existing facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment, other than goodwill. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.")

ITEM 3. LEGAL PROCEEDINGS

See "Part II Financial Information – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors." for a discussion of other legal proceedings.

Reorganization Proceedings of the MMJ Companies

In 2013, we completed the acquisition of Elpida, now known as MMJ, a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into in 2012 with the trustees of the MMJ Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan. Under the Sponsor Agreement, we agreed to provide certain support for the reorganization of the MMJ Companies and the trustees agreed to prepare and seek approval from the Japan Court and the MMJ Companies' creditors of plan of reorganization consistent with such support.

The plan of reorganization provides for payments by the MMJ Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen, less certain expenses of the reorganization proceedings and certain other items. The plan of reorganization also provided for the investment by us pursuant to the Sponsor Agreement of 60 billion yen paid at closing in cash into MMJ in exchange for 100% ownership of MMJ's equity and the use of such investment to fund the initial installment payment by the MMJ Companies to their creditors of 60 billion yen, subject to reduction for certain items specified in the Sponsor Agreement and plan of reorganization.

Under MMJ's plan of reorganization, secured creditors will recover 100% of the amount of their fixed claims and unsecured creditors will recover at least 17.4% of the amount of their fixed claims. The actual recovery of unsecured creditors will be higher, however, based, in part, on events and circumstances occurring following the plan approval. The remaining portion of the unsecured claims will be discharged, without payment, over the period that payments are made pursuant to the plan of reorganization. The secured creditors will be paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. The unsecured creditors of MAI were scheduled to be paid in seven installments; however, in connection with our sale of MAI in 2017, the remaining MAI creditor obligation was paid in full and MAI's reorganization proceedings were closed.

Because MMJ's plan of reorganization provides for ongoing payments to creditors following the closing of the MMJ acquisition, the reorganization proceedings in Japan are continuing and MMJ remains subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the businesses of the MMJ Companies, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. MMJ's reorganization proceedings in Japan, and oversight of the Japan Court, will continue until the final creditor payment is made under MMJ's plan of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. MMJ may petition the Japan Court for an early termination of the reorganization proceedings once two-thirds of all payments under the plan of reorganization are made. Although such early terminations are customarily granted, there can be no assurance that the Japan Court will grant any such petition in this particular case.

During the pendency of the reorganization proceedings in Japan, MMJ is obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to its businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling material disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of MMJ or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of MMJ's plan of reorganization. Accordingly, during the pendency of the reorganization proceedings in Japan, our ability to effectively integrate MMJ as part of our global operations or to cause MMJ to take certain actions that we deem advisable for its businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to MMJ.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "MU." The following table represents the high and low closing prices for our common stock as reported by NASDAQ for each quarter of 2017 and 2016:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017
High	$32.50	$30.77	$24.79	$20.13
Low	27.49	25.15	18.61	16.62

2016
High	$16.91	$13.11	$15.50	$19.16
Low	11.73	9.56	9.69	14.06

Holders of Record

As of October 20, 2017, there were 2,170 shareholders of record of our common stock.

Dividends

We have not declared or paid cash dividends since 1996 and do not intend to pay cash dividends for the foreseeable future.

As a result of the Japan Proceedings, for so long as such proceedings continue, MMJ is subject to certain restrictions on dividends, loans, and advances. In addition, the 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and/or MTTW to distribute cash dividends. Our ability to access IMFT's cash and other assets through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be included in our 2017 Proxy Statement under the section entitled "Equity Compensation Plan Information," which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2017.

Issuer Purchases of Equity Securities

Our Board has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through 2017, we had repurchased a total of 49 million shares for $956 million through open-market transactions pursuant to such authorization. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. In the fourth quarter of 2017, we did not repurchase any shares and, as of August 31, 2017, the maximum dollar value of shares that we may repurchase under the authorization of the Board was $294 million.

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2012, through August 31, 2017. We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.
Note:  Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2012 in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX). Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	2012	2013	2014	2015	2016	2017
Micron Technology, Inc.	$100	$219	$525	$264	$266	$515
S&P 500 Composite Index	100	119	149	149	168	195
Philadelphia Semiconductor Index (SOX)	100	118	169	164	219	309

ITEM 6. SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013

	(in millions except per share amounts)
Net sales	$20,322	$12,399	$16,192	$16,358	$9,073
Gross margin	8,436	2,505	5,215	5,437	1,847
Operating income	5,868	168	2,998	3,087	236
Net income (loss)	5,090	(275)	2,899	3,079	1,194
Net income (loss) attributable to Micron	5,089	(276)	2,899	3,045	1,190
Diluted earnings (loss) per share	4.41	(0.27)	2.47	2.54	1.13

Cash and short-term investments	5,428	4,398	3,521	4,534	3,101
Total current assets	12,457	9,495	8,596	10,245	8,911
Property, plant, and equipment, net	19,431	14,686	10,554	8,682	7,626
Total assets	35,336	27,540	24,143	22,416	19,068
Total current liabilities	5,334	4,835	3,905	4,791	4,122
Long-term debt	9,872	9,154	6,252	4,893	4,406
Redeemable convertible notes	21	—	49	68	—
Total Micron shareholders’ equity	18,621	12,080	12,302	10,760	9,142
Noncontrolling interests in subsidiaries	849	848	937	802	864
Total equity	19,470	12,928	13,239	11,562	10,006

Through December 6, 2016, we held a 33% ownership interest in Inotera (now known as MTTW), Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% remaining interest in Inotera and began consolidating Inotera's operating results. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and previously sold such products exclusively to us through supply agreements. The cash paid for the Inotera Acquisition was funded, in part, with a term loan of 80 billion New Taiwan dollars and $986 million from the sale of 58 million shares of our common stock.

On July 31, 2013, we completed the MMJ acquisition, in which we acquired Elpida, now known as MMJ, and a controlling interest in Rexchip Electronics Corporation, now known as MMT. The MMJ Group's products include mobile DRAM targeted to mobile phones and tablets and computing DRAM targeted to desktop PCs, servers, notebooks, and workstations. The MMJ acquisition included a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan, a 300mm DRAM wafer fabrication facility in Taichung City, Taiwan, and an assembly and test facility located in Akita, Japan. We recorded a gain on the transaction of $1.48 billion in 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding future restructure charges; our expectation, from time to time, to engage in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2018; and the timing of payments for certain contractual obligations. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part I, Item 1A. Risk Factors." This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 31, 2017. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2017 and 2016 each contain 52 weeks and fiscal 2015 contained 53 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions, except per share amounts.

Our Management's Discussion and Analysis is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This discussion is organized as follows:

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and liquidity.

•	Off-Balance Sheet Arrangements: Description of off-balance sheet arrangements.

•	Critical Accounting Estimates: Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Recently Adopted and Issued Accounting Standards

For an overview of our business, see "Part I – Item 1. – Business – Overview."

Results of Operations

Consolidated Results

For the year ended	2017		2016		2015
Net sales	$20,322	100%	$12,399	100%	$16,192	100%
Cost of goods sold	11,886	58%	9,894	80%	10,977	68%
Gross margin	8,436	42%	2,505	20%	5,215	32%

Selling, general, and administrative	743	4%	659	5%	719	4%
Research and development	1,824	9%	1,617	13%	1,540	10%
Restructure and asset impairments	18	—%	67	1%	3	—%
Other operating (income) expense, net	(17)	—%	(6)	—%	(45)	—%
Operating income	5,868	29%	168	1%	2,998	19%

Interest income (expense), net	(560)	(3)%	(395)	(3)%	(336)	(2)%
Other non-operating income (expense), net	(112)	(1)%	(54)	—%	(53)	—%
Income tax (provision) benefit	(114)	(1)%	(19)	—%	(157)	(1)%
Equity in net income (loss) of equity method investees	8	—%	25	—%	447	3%
Net income attributable to noncontrolling interests	(1)	—%	(1)	—%	—	—%
Net income (loss) attributable to Micron	$5,089	25%	$(276)	(2)%	$2,899	18%

Net Sales

For the year ended	2017		2016		2015
CNBU	$8,624	42%	$4,529	37%	$6,725	42%
SBU	4,514	22%	3,262	26%	3,687	23%
MBU	4,424	22%	2,569	21%	3,692	23%
EBU	2,695	13%	1,939	16%	1,999	12%
All Other	65	—%	100	1%	89	1%
	$20,322		$12,399		$16,192
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for 2017 increased 64% as compared to 2016 due to strong conditions across our primary markets, particularly for enterprise, mobile, client, and SSD storage. The strong market conditions drove higher sales in 2017 for all operating segments and significant increases in sales volumes for both DRAM and Trade NAND products as well as increases in average selling prices for DRAM products. Increases in sales volumes for 2017 as compared 2016 were enabled by higher manufacturing output due to improvements in product and process technology and solid execution.

Total net sales for 2016 decreased 23% as compared to 2015 primarily due to lower CNBU, MBU, and SBU sales as declines in average selling prices outpaced increases in sales volumes. The increases in sales volumes for 2016 were primarily attributable to higher manufacturing output due to improvements in product and process technology partially offset by reductions resulting from technology node transitions.

Gross Margin

Our overall gross margin percentage increased to 42% for 2017 from 20% for 2016 reflecting increases in the gross margin percentages for all operating segments, primarily due to strong markets that drove favorable pricing conditions and to manufacturing cost reductions from improvements in product and process technology and solid execution.

Our overall gross margin percentage declined to 20% for 2016 from 32% for 2015 primarily due to declines in the gross margin percentages for CNBU, MBU, and SBU, as decreases in average selling prices outpaced manufacturing cost reductions. EBU's gross margin percentage for 2016 was relatively unchanged from 2015 as manufacturing cost reductions offset declines in average selling prices.

We periodically assess the estimated useful lives of our property, plant, and equipment. In the fourth quarter of 2016, we identified factors such as the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends. As a result, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. The effect of the revision was not material for 2016 and reduced depreciation costs by approximately $100 million per quarter in 2017.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015 through December 6, 2016, the date we acquired the remaining interest in Inotera, the price for DRAM products purchased by us from Inotera was based on a formula that equally shared margin between Inotera and us. Under these agreements, we purchased $504 million, $1.43 billion, and $2.37 billion of DRAM products from Inotera in 2017, 2016, and 2015, respectively, which represented 9% of our aggregate DRAM gigabit production for 2017, 30% for 2016, and 35% for 2015. In accounting for the Inotera Acquisition, Inotera's work in process inventories were recorded at fair value, based on their estimated future selling prices, estimated costs to complete, and other factors, and was approximately $107 million higher than the cost of work in process inventory recorded by Inotera prior to the acquisition. The acquired inventory was sold in 2017.

Operating Results by Business Segments

CNBU

For the year ended	2017	2016	2015
Net sales	$8,624	$4,529	$6,725
Operating income (loss)	3,755	(25)	1,549

CNBU sales for 2017 increased 90% as compared to 2016 due to increases in average selling prices for our products sold in the client market, growth in the cloud market driven by significant increases in DRAM content per server, and increases in sales of our GDDR5 and GDDR5X products into the graphics market driven by strong demand from the gaming industry. Growth in CNBU markets drove increases for 2017 in average selling prices and sales volumes as compared to 2016. CNBU operating margin for 2017 improved from 2016 primarily due to improved pricing from strong market conditions, manufacturing cost reductions, and product mix. See "Operating Results by Product – DRAM" for further detail.

CNBU sales for 2016 decreased 33% as compared to 2015 primarily due to declines in average selling prices as a result of weakness in the PC sector, partially offset by increases in sales volumes. CNBU operating margin for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

SBU

For the year ended	2017	2016	2015
Net sales	$4,514	$3,262	$3,687
Operating income (loss)	552	(123)	(39)

SBU sales of Trade NAND products for 2017 increased 41% as compared to 2016 primarily due to increases in sales volumes from strong demand, particularly for component NAND and client and cloud SSD storage products, partially offset by declines in average selling prices. SBU sales of SSD storage products increased by 137% for 2017 as compared to 2016 primarily as a result of the launch of new SSD products incorporating our 3D TLC NAND technology. SBU sales included Non-Trade sales of $553 million, $501 million, and $463 million, for 2017, 2016, and 2015, respectively. SBU operating margin for 2017 improved from 2016 primarily due to manufacturing cost reductions, partially offset by declines in average selling prices. See "Operating Results by Product – Trade NAND" for further details.

SBU sales of Trade NAND products for 2016 decreased 16% from 2015 primarily due to declines in average selling prices partially offset by increases in sales volumes. SBU operating margin for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

MBU

For the year ended	2017	2016	2015
Net sales	$4,424	$2,569	$3,692
Operating income	927	97	1,166

MBU sales are comprised primarily of DRAM and NAND, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for 2017 increased 72% as compared to 2016 primarily due to significant increases in sales volumes, driven by customer qualifications for LPDRAM and managed NAND products, combined with higher memory content in smartphones and growth in sales of eMCP products. Sales growth in 2017 was partially offset by declines in average selling prices for Trade NAND products. MBU operating income for 2017 improved from 2016 primarily due to manufacturing cost reductions and higher sales volumes, partially offset by higher R&D costs and declines in average selling prices for Trade NAND products.

MBU sales for 2016 decreased 30% as compared to 2015 primarily due to declines in average selling prices and DRAM sales volumes. MBU operating income for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

EBU

For the year ended	2017	2016	2015
Net sales	$2,695	$1,939	$1,999
Operating income	975	473	459

EBU sales are comprised of DRAM, NAND, and NOR Flash in decreasing order of revenue. EBU sales for 2017 increased 39% as compared to 2016 primarily due to strong demand and higher sales volumes for DRAM and eMCP in consumer markets and DRAM and eMMC products in the automotive markets. EBU operating income for 2017 increased as compared to 2016 as a result of manufacturing cost reductions, which outpaced declines in average selling prices, and increases in sales volumes.

EBU sales for 2016 decreased 3% as compared to 2015 primarily due to declines in average selling prices for DRAM and NAND products, which were partially offset by higher sales volumes as a result of increases in demand. EBU operating income for 2016 was relatively unchanged from 2015 as manufacturing cost reductions offset declines in average selling prices.

Operating Results by Product

Net Sales by Product

For the year ended	2017		2016		2015
DRAM	$12,963	64%	$7,207	58%	$10,339	64%
Trade NAND	6,228	31%	4,138	33%	4,811	30%
Non-Trade	553	3%	501	4%	463	3%
Other	578	3%	553	4%	579	4%
	$20,322		$12,399		$16,192
Percentages of total net sales reflect rounding and may not total 100%.

Non-Trade primarily consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT under a long-term supply agreement at prices approximating cost. Information regarding products that combine both NAND and DRAM components is reported within Trade NAND. Other includes sales of NOR and trade 3D XPoint products.

DRAM

For the year ended	2017	2016

	(percentage change from prior year)
Net sales	80%	(30)%
Average selling prices per gigabit	19%	(35)%
Gigabits sold	52%	7%
Cost per gigabit	(21)%	(17)%

Strong conditions in 2017 for enterprise, client, mobile, graphics, and networking markets as well as key customer qualifications drove increases in sales volumes and prices as compared to 2016. The reductions in cost for 2017 and 2016 as compared to prior years were primarily due to improvements in product and process technology. For 2017 compared to 2016, lower depreciation due to the change made in the fourth quarter of 2016 in estimated useful lives for equipment at our DRAM wafer fabrication facilities contributed to cost reductions.

Our gross margin percentage on sales of DRAM products for 2017 improved from 2016 primarily due to manufacturing cost reductions, increases in average selling prices, and shifts in product mix, while our gross margin percentage for 2016 declined as compared to 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

Trade NAND

For the year ended	2017	2016

	(percentage change from prior year)
Net sales	50%	(14)%
Average selling prices per gigabit	(9)%	(20)%
Gigabits sold	65%	8%
Cost per gigabit	(26)%	(16)%

Strong conditions in 2017 for SSD, mobile, and client storage markets drove increases in net sales as compared to 2016, particularly for SSD and mobile products. Our ability to meet this demand was due in part to increases in production, primarily from the ramp of capacity and improvements in product and process technology, including our transition to 3D NAND products. The increase in sales volumes of Trade NAND for 2016 as compared to 2015 was primarily due to increases in demand and increases in production due to improvements in product and process technology. Increases in production for 2016 were constrained in connection with transitioning to 3D NAND products.

Our gross margin percentage on sales of Trade NAND for 2017 improved from 2016 as manufacturing cost reductions outpaced declines in average selling prices, while our gross margin percentage for 2016 declined from 2015 as decreases in average selling prices outpaced manufacturing cost reductions.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for 2017 were 13% higher than 2016 primarily due to increases in performance-based pay, transaction costs related to the Inotera Acquisition, and stock-based compensation, partially offset by a reduction in other payroll costs. SG&A expenses for 2016 were 8% lower than 2015 due to decreases in performance-based pay and travel costs and to an additional week in 2015.

Research and Development

R&D expenses for 2017 were 13% higher than 2016 primarily due to higher volumes of product being processed that had not been qualified and increases in performance-based pay, partially offset by lower subcontracted engineering and other professional services costs. R&D expenses for 2016 were 5% higher than 2015 primarily due to higher volumes of product being processed that had not been qualified, higher payroll costs, an increase in depreciation expense from R&D capital expenditures, partially offset by an additional week in 2015.

We generally share with Intel the costs of product design and process development activities for NAND and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses reflect net reductions as a result of reimbursements under our cost-sharing arrangements with Intel of $213 million, $205 million, and $224 million in 2017, 2016, and 2015, respectively.

See further discussion of our R&D in "Part I – Item 1. – Business – Research and Development."

Income Taxes

Our income taxes reflect operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the tax rates are significantly lower than the U.S. statutory rate; operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates; and a valuation allowance against substantially all of our net deferred tax assets in the United States. Income tax (provision) benefit consisted of the following:

For the year ended	2017	2016	2015
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and Inotera	$54	$(114)	$(80)
U.S. valuation allowance release resulting from business acquisition	—	41	—
Other income tax (provision) benefit, primarily other non-U.S. operations	(168)	54	(77)
	$(114)	$(19)	$(157)

Effective tax rate	2.2%	(6.8)%	6.0%

Income taxes for 2017 and 2016 included tax benefits of $28 million and $58 million, respectively, related to the favorable resolution of certain tax matters, which were previously reserved as uncertain tax positions.

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

We operate in a number of locations outside the Unites States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $742 million (benefiting our diluted earnings per share by $0.64) for 2017, were not material in 2016, and by $338 million ($0.29 per diluted share) for 2015.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.")

Equity in Net Income (Loss) of Equity Method Investees

We recognize our share of earnings or losses from equity method investments generally on a two-month lag. Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2017	2016	2015
Inotera	$9	$32	$445
Tera Probe	(3)	(11)	1
Other	2	4	1
	$8	$25	$447

On December 6, 2016, we ceased accounting for Inotera as an equity method investment due to our acquisition of the remaining interest in Inotera. Our equity in net income (loss) of Inotera declined for 2016 as compared to 2015 primarily due to the effect to Inotera, under our supply agreements with them, of declines in average selling prices and Inotera's cost of technology node transitions. Included in our earnings for 2015 was $49 million from our equity share of Inotera's full release of its valuation allowance against net deferred tax assets related to its net operating loss carryforward.

In 2017, we ceased recognizing our share of Tera Probe's earnings due to our sale of our equity interest in Tera Probe. We recorded impairment charges of $16 million, $25 million, and $10 million in 2017, 2016, and 2015, respectively, within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its then fair value in each of those periods based on its trading price.

Other

Net interest expense increased 42% for 2017 as compared to 2016 primarily due to increases in debt obligations, including our borrowings of 80 billion New Taiwan dollars at an effective interest rate of 3.02% on December 6, 2016 in connection with our acquisition of Inotera and $1.25 billion at an effective interest rate of 7.69% in April 2016 under the 2023 Secured Notes. Net interest expense increased 18% for 2016 as compared to 2015 primarily due to increases in debt obligations.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Restructure and Asset Impairments

•	Other Operating Income (Expense), Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time in the future, to engage in a variety of financing transactions for such purposes, including the issuance of securities. We have a revolving credit facility that expires in February 2020 and provides for additional borrowings of up to $750 million based on eligible receivables. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that expenditures in 2018 for property, plant, and equipment, net of partner contributions, to be in the range of $7.5 billion plus or minus 5 percent, focused on technology transitions and product enablement. The actual amounts for 2018 will vary depending on market conditions. As of August 31, 2017, we had commitments of approximately $1.1 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Cash and marketable investments totaled $6.05 billion and $4.81 billion as of August 31, 2017 and September 1, 2016, respectively. Our investments consist primarily of liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of August 31, 2017, $2.82 billion of our cash and marketable investments was held by our foreign subsidiaries. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

In October 2017, subsequent to the end of 2017, we issued 34 million shares of our common stock for $41.00 per share in a public offering, for net proceeds of $1.36 billion, net of underwriting fees and other offering costs. On October 12, 2017, we issued a notice to redeem $438 million of principal amount of our 2023 Secured Notes on November 13, 2017 for $470 million in cash, excluding accrued and unpaid interest. The amount redeemed represents 35% of the original principal amount of the 2023 Secured Notes issued and will be settled with proceeds from our common stock issuance in October 2017. On October 17, 2017, we issued a notice to redeem the remaining $812 million of principal amount of our 2023 Secured Notes on November 16, 2017 for approximately $885 million, excluding accrued and unpaid interest. Additionally, on October 17, 2017, we issued a notice to redeem all of our 2023 Notes on November 16, 2017 for approximately $1.05 billion in cash, excluding accrued and unpaid interest. In connection with these redemptions, we expect to recognize non-operating losses of approximately $170 million in the first quarter of 2018.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% interest in Inotera for an aggregate of $4.1 billion in cash. The cash paid for the Inotera Acquisition was funded with 80 billion New Taiwan dollars of proceeds from the 2021 MSTW Term Loan (see "Acquisition Financing" below), $986 million of proceeds from the sale of 58 million shares of our common stock, and cash on hand.

Acquisition Financing

2021 MSTW Term Loan: On December 6, 2016, we drew 80 billion New Taiwan dollars under a collateralized, five-year term loan that bears interest at a variable per annum rate equal to the three-month or six-month TAIBOR, at our option, plus a margin of 2.05%. Principal under the 2021 MSTW Term Loan is payable in six equal semi-annual installments, commencing in June 2019, through December 2021. The 2021 MSTW Term Loan contains financial covenants, which if not maintained, could in certain cases constitute an event of default and result in all obligations owed under the 2021 MSTW Term Loan being accelerated to be immediately due and payable. The 2021 MSTW Term Loan also contains customary events of default. The 2021 MSTW Term Loan is collateralized by certain assets and is guaranteed by Micron. To hedge our currency exposure of this borrowing, we are party to a series of currency forward contracts to purchase New Taiwan dollars under a rolling hedge strategy. As of August 31, 2017, the forward contracts expire at various dates through March 2018. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.")

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments included an aggregate of $580 million held by MMJ as of August 31, 2017. As a result of the corporate reorganization proceedings of the MMJ Companies initiated in March 2012, and for so long as such proceedings are continuing, MMJ is prohibited from paying dividends to us. In addition, pursuant to an order of the Japan Court, MMJ cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of MMJ are not available for use by us in our other operations. Furthermore, certain uses of the assets of MMJ, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

MSTW and MTTW: Cash and marketable investments included an aggregate of $56 million held by MSTW and MTTW as of August 31, 2017. The 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and MTTW to pay dividends. As a result, the assets of MSTW and MTTW are not available for use by us in our other operations.

IMFT: Cash and marketable investments included $87 million held by IMFT as of August 31, 2017. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of August 31, 2017, $1.29 billion of cash and marketable investments, including substantially all of the amounts held by MMJ, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the United States would be subject to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

For the year ended	2017	2016	2015
Net cash provided by operating activities	$8,153	$3,168	$5,208
Net cash provided by (used for) investing activities	(7,537)	(3,044)	(6,216)
Net cash provided by (used for) financing activities	349	1,745	(718)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(12)	19	(133)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$953	$1,888	$(1,859)

Operating Activities: For 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $1.65 billion of cash used for increases in receivables, $361 million of payments attributed to intercompany balances in connection with the Inotera Acquisition, and $564 million of cash provided from increases in accounts payable and accrued expenses.

For 2016, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $465 million of cash provided from decreases in receivables due to a lower level of net sales, offset by $549 million of cash used for net increases in inventories.

For 2015, cash provided by operating activities was due primarily to cash generated by operations and the effect of working capital adjustments, which included $393 of cash provided from decreases in receivables due to a lower level of net sales, offset by $691 million of cash used for reductions in accounts payable and accrued expenses.

Investing Activities: For 2017, net cash used for investing activities consisted primarily of $4.73 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners), $2.63 billion of net cash paid for the Inotera Acquisition (net of $361 million of payments attributed to intercompany balances with Inotera included in operating activities), and $269 million of net outflows from sales, maturities, and purchases of available-for-sale securities.

For 2016, net cash used for investing activities consisted primarily of $5.82 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $148 million for the acquisition of Tidal Systems, Ltd., partially offset by $2.66 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

For 2015, net cash used for investing activities consisted primarily of $4.02 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners) and $2.14 billion of net outflows for purchases, sales, and maturities of available-for-sale securities.

Financing Activities: For 2017, net cash provided by financing activities consisted primarily of $2.48 billion of net proceeds from the 2021 MSTW Term Loan, and $795 million of net proceeds from the 2021 MSAC Term Loan, partially offset by repurchases of $952 million in aggregate principal of our 2025 Notes and 2026 Notes for an aggregate of $1.00 billion in cash, redemption of $600 million principal amount of our 2022 Notes for $626 million in cash, repayments of $381 million of capital lease obligations, repayments of $550 million of other debt and convertible notes, and payments of $519 million on equipment purchase contracts.

For 2016, net cash provided by financing activities consisted primarily of $1.24 billion of proceeds (net of $13 million of issuance costs) from the 2023 Secured Notes, $734 million (net of $8 million of issuance costs and $8 million of original issue discount) from the 2022 Term Loan B, and $765 million from equipment sale-leaseback financing transactions, partially offset by repurchases of $870 million of repayments of debt and $125 million for the open-market repurchases of 7 million shares of our common stock.

For 2015, net cash used for financing activities consisted primarily of $2.33 billion for repayments of debt (including $932 million for the amount in excess of principal of our convertible notes), $831 million for the open-market repurchases of 42 million shares of our common stock, and $95 million of payments on equipment purchase contracts, partially offset by $1.98 billion in aggregate proceeds (net of $21 million of issuance costs) from our 5.25% senior notes due 2023 Notes, 2024 Notes, and 2026 Notes, $291 million of proceeds of sale-leaseback transactions, $125 million of proceeds from draws on our revolving credit facilities, and $87 million of net proceeds from term loans.

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ended on September 30, 2017 exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes, holders may convert these notes through the calendar quarter ended December 31, 2017. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending December 31, 2017 if all holders converted their 2032 Notes and 2033 Notes. The amounts in the table below are based on our closing share price of $31.97 as of August 31, 2017.

	Settlement Option for			If Settled With Minimum Cash Required Per the Terms		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032C Notes	Cash and/or shares	Cash and/or shares	23	$—	23	$742
2032D Notes	Cash and/or shares	Cash and/or shares	18	—	18	567
2033E Notes(1)	Cash	Cash and/or shares	16	204	9	425
2033F Notes	Cash	Cash and/or shares	27	297	18	869
			84	$501	68	$2,603

(1)
In August 2017, holders of our 2033E Notes with an aggregate principal amount of $58 million converted their notes, which were settled in the first quarter of 2018. For converted notes with an aggregate principal amount of $16 million, we elected to settle the conversion obligation in excess of the principal amount in cash. We elected to settle the remaining notes with an aggregate principal amount of $42 million with a combination of cash for the principal amount and shares of our common stock for the remainder of the settlement amount. In the first quarter of 2018, we settled the conversions for $92 million in cash and 3 million shares of our treasury stock.

Contractual Obligations

	Payments Due by Period
As of August 31, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)(2)	$12,611	$1,037	$3,625	$3,050	$4,899
Capital lease obligations(2)	1,351	401	563	159	228
Operating leases(3)	154	29	51	36	38
Purchase obligations(4)	2,219	1,895	293	9	22
Other long-term liabilities(5)	860	366	447	26	21
Total	$17,195	$3,728	$4,979	$3,280	$5,208

(1)	Amounts include MMJ Creditor Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

(4)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table. If the obligation is cancelable, but we would incur a penalty if canceled, only the dollar amount of the penalty was included as a purchase obligation. Contracted minimum amounts specified in any take-or-pay contracts were included in the above table as they represent the portion of each contract that is a firm commitment.

(5)
Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including $366 million for the current portion of these long-term liabilities. We are unable to reliably estimate the timing of future certain payments related to uncertain tax positions and deferred tax liabilities; therefore, the amount has been excluded from the preceding table. However, other noncurrent liabilities recorded on our consolidated balance sheet included these uncertain tax positions and deferred tax liabilities.

The expected timing of payment amounts of the obligations discussed above is estimated based on current information. Timing and actual amounts paid may differ depending on redemptions, repurchase, or conversions of our debt, the timing of receipt of goods or services, market prices, changes to agreed-upon amounts, or timing of certain events for some obligations.

The contractual obligations in the table above include the current portions of the related long-term obligations. All other current liabilities are excluded.

Off-Balance Sheet Arrangements

We entered into capped call transactions in connection with certain of our convertible notes and are intended to reduce the effect of potential dilution. The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on the expiration dates. As of August 31, 2017, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below strike prices for all of the capped calls at expiration, to $527 million, if the trading price of our stock is at or above the cap prices for all capped calls. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration. For further details of our capped call arrangements, see "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Micron Shareholders' Equity – Outstanding Capped Calls."

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

Business acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We typically obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, discount rates, and comparable market values. The items involving significant assumptions, estimates, and judgments include the following:

•	Debt, including discount rate and timing of payments;

•	Deferred tax assets, including projections of future taxable income and tax rates;

•	Fair value of consideration paid or transferred;

•	Intangible assets, including valuation methodology, estimations of future revenue and costs, profit allocation rates attributable to the acquired technology, and discount rates;

•	Inventory, including estimated future selling prices, timing of product sales, and completion costs for work in process; and

•	Property, plant, and equipment, including determination of values in a continued-use model.

Consolidation: We have interests in entities that are VIEs. Determining whether to consolidate a VIE requires judgment in assessing whether an entity is a VIE and if we are the entity's primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgments.

Contingencies: We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. In accounting for the resolution of contingencies, significant judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution and amounts related to future periods.

Goodwill and intangible assets: We test goodwill for impairment in the fourth quarter of our fiscal year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, then we would record an impairment loss up to the difference between the carrying value and implied fair value.

Determining when to test for impairment, the reporting units, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, forecasted manufacturing costs, and other expenses and are developed as part of our long-range planning process. The same estimates are used in business planning, forecasting, and capital budgeting as part of our long-term manufacturing capacity analysis. We test the reasonableness of the output of our long-range planning process by calculating an implied value per share and comparing that to current stock prices, analysts' consensus pricing, and management's expectations. These estimates and assumptions are used to calculate projected future cash flows for the reporting unit, which are discounted using a risk-adjusted rate to estimate a fair value. The discount rate requires determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We test other identified intangible assets with definite useful lives when events and circumstances indicate the carrying value may not be recoverable by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows. Estimating fair values involves significant assumptions, including future sales prices, sales volumes, costs, and discount rates.

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. In recent periods, our results of operations have benefitted from increases in the amount of deferred taxes we expect to realize, primarily from the levels of capital spending and increases in the amount of taxable income we expect to realize in Japan and Taiwan. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in these and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

Inventories: Inventories are stated at the lower of average cost or net realizable value. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our inventory by approximately $439 million as of August 31, 2017. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to net realizable values. The amount of any inventory write-down can vary significantly depending on the determination of inventory categories. In determining the lower of average cost or net realizable value, inventories are primarily categorized as memory (including DRAM, NAND, and other memory) based on the major characteristics of product type and markets. The major characteristics we consider in determining inventory categories are product type and markets.

Property, plant, and equipment: We review the carrying value of property, plant, and equipment for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimate of future cash flows involves numerous assumptions which require significant judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products and future production and sales volumes. In addition, significant judgment is required in determining the groups of assets for which impairment tests are separately performed.

We periodically assess the estimated useful lives of our property, plant, and equipment. We revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. The effect of the revision was not material for 2016 and reduced depreciation costs by approximately $100 million per quarter in 2017. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies.")

Research and development: Costs related to the conceptual formulation and design of products and processes are expensed as R&D as incurred. Determining when product development is complete requires significant judgment by us. We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability. Subsequent to product qualification, product costs are included in cost of goods sold.

Stock-based compensation: Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense using the straight-line amortization method over the requisite service period. For performance-based stock awards, the expense recognized is dependent on our assessment of the likelihood of the performance measure being achieved. We utilize forecasts of future performance to assess these probabilities and this assessment requires significant judgment.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires significant judgment, including estimating stock price volatility and expected option life. We develop these estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation. We use the Black-Scholes option valuation model to value employee stock options. We estimate stock price volatility based on an average of historical volatility and the implied volatility derived from traded options on our stock.

Recently Adopted Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of August 31, 2017 and September 1, 2016, we had debt with fixed interest rates of $5.7 billion and $7.5 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of August 31, 2017 and September 1, 2016, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $273 million and $420 million, respectively. As of August 31, 2017 and September 1, 2016, we had debt with variable interest rates of $4.2 billion and $1.0 billion, respectively. As of August 31, 2017 and September 1, 2016, a 1% increase in the interest rates of our variable-rate debt would result in an increase in interest expense of approximately $43 million and $10 million per year, respectively.

As of August 31, 2017 and September 1, 2016, we held fixed-rate debt investment securities of $1.48 billion and $1.11 billion, respectively, which were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $2 million as of August 31, 2017 and $1 million as of September 1, 2016.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in "Part I – Item 1A. Risk Factors." Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. The substantial majority of our sales are transacted in the U.S. dollar; however, significant amounts of our debt, operating expenditures, and capital purchases are incurred in or exposed to other currencies, primarily the euro, New Taiwan dollar, Singapore dollar, and yen. We have established currency risk management programs for our monetary assets and liabilities denominated in foreign currencies to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We generally utilize currency forward contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $391 million as of August 31, 2017 and $241 million as of September 1, 2016. We hedge our exposure to changes in currency exchange rates by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within nine months. In addition, we have entered into foreign currency forward contracts that mature in December 2017 and December 2018 to hedge our currency exchange rate risk on certain debt. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately forecast our monetary assets and liabilities. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we may utilize currency forward contracts that generally mature within 12 months. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Derivative Instruments.")

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of August 31, 2017 and September 1, 2016 and for the fiscal years ended August 31, 2017, September 1, 2016, and September 3, 2015

Consolidated Statements of Operations	41

Consolidated Statements of Comprehensive Income (Loss)	42

Consolidated Balance Sheets	43

Consolidated Statements of Changes in Equity	44

Consolidated Statements of Cash Flows	45

Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm	80

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	August 31, 2017	September 1, 2016	September 3, 2015
Net sales	$20,322	$12,399	$16,192
Cost of goods sold	11,886	9,894	10,977
Gross margin	8,436	2,505	5,215

Selling, general, and administrative	743	659	719
Research and development	1,824	1,617	1,540
Restructure and asset impairments	18	67	3
Other operating (income) expense, net	(17)	(6)	(45)
Operating income	5,868	168	2,998

Interest income	41	42	35
Interest expense	(601)	(437)	(371)
Other non-operating income (expense), net	(112)	(54)	(53)
	5,196	(281)	2,609

Income tax (provision) benefit	(114)	(19)	(157)
Equity in net income (loss) of equity method investees	8	25	447
Net income (loss)	5,090	(275)	2,899

Net (income) loss attributable to noncontrolling interests	(1)	(1)	—
Net income (loss) attributable to Micron	$5,089	$(276)	$2,899

Earnings (loss) per share
Basic	$4.67	$(0.27)	$2.71
Diluted	4.41	(0.27)	2.47

Number of shares used in per share calculations
Basic	1,089	1,036	1,070
Diluted	1,154	1,036	1,170

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended	August 31, 2017	September 1, 2016	September 3, 2015
Net income (loss)	$5,090	$(275)	$2,899

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	48	(49)	(42)
Gain (loss) on derivatives, net	15	7	(18)
Pension liability adjustments	1	(9)	20
Gain (loss) on investments, net	—	3	(4)
Other comprehensive income (loss)	64	(48)	(44)
Total comprehensive income (loss)	5,154	(323)	2,855
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(1)	1
Comprehensive income (loss) attributable to Micron	$5,153	$(324)	$2,856

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	August 31, 2017	September 1, 2016
Assets
Cash and equivalents	$5,109	$4,140
Short-term investments	319	258
Receivables	3,759	2,068
Inventories	3,123	2,889
Other current assets	147	140
Total current assets	12,457	9,495
Long-term marketable investments	617	414
Property, plant, and equipment, net	19,431	14,686
Equity method investments	16	1,364
Intangible assets, net	387	464
Deferred tax assets	766	657
Goodwill	1,228	104
Other noncurrent assets	434	356
Total assets	$35,336	$27,540

Liabilities and equity
Accounts payable and accrued expenses	$3,664	$3,879
Deferred income	408	200
Current debt	1,262	756
Total current liabilities	5,334	4,835
Long-term debt	9,872	9,154
Other noncurrent liabilities	639	623
Total liabilities	15,845	14,612

Commitments and contingencies

Redeemable convertible notes	21	—

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,116 shares issued and 1,112 outstanding (1,094 shares issued and 1,040 outstanding as of September 1, 2016)	112	109
Additional capital	8,287	7,736
Retained earnings	10,260	5,299
Treasury stock, 4 shares held (54 shares as of September 1, 2016)	(67)	(1,029)
Accumulated other comprehensive income (loss)	29	(35)
Total Micron shareholders' equity	18,621	12,080
Noncontrolling interests in subsidiaries	849	848
Total equity	19,470	12,928
Total liabilities and equity	$35,336	$27,540

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 28, 2014	1,073	$107	$7,868	$2,729	$—	$56	$10,760	$802	$11,562
Net income				2,899			2,899	—	2,899
Other comprehensive income (loss), net						(43)	(43)	(1)	(44)
Stock issued under stock plans	13	1	73				74		74
Stock-based compensation expense			168				168		168
Contributions from noncontrolling interests							—	142	142
Distributions to noncontrolling interests							—	(6)	(6)
Repurchase and retirement of stock	(2)	—	(13)	(40)			(53)		(53)
Repurchase of treasury stock					(831)		(831)		(831)
Settlement of capped calls			50		(50)		—		—
Reclassification of redeemable convertible notes, net			19				19		19
Conversion and repurchase of convertible notes			(691)				(691)		(691)
Balance at September 3, 2015	1,084	$108	$7,474	$5,588	$(881)	$13	$12,302	$937	$13,239
Net income (loss)				(276)			(276)	1	(275)
Other comprehensive income (loss), net						(48)	(48)	—	(48)
Stock issued under stock plans	11	1	47				48		48
Stock-based compensation expense			191				191		191
Contributions from noncontrolling interests							—	37	37
Distributions to noncontrolling interests							—	(34)	(34)
Acquisitions of noncontrolling interests							—	(93)	(93)
Repurchase and retirement of stock	(1)	—	(10)	(13)			(23)		(23)
Repurchase of treasury stock					(125)		(125)		(125)
Settlement of capped calls			23		(23)		—		—
Reclassification of redeemable convertible notes, net			49				49		49
Conversion and repurchase of convertible notes			(38)				(38)		(38)
Balance at September 1, 2016	1,094	$109	$7,736	$5,299	$(1,029)	$(35)	$12,080	$848	$12,928
Net income				5,089			5,089	1	5,090
Other comprehensive income (loss), net						64	64	—	64
Stock issued under stock plans	20	3	139				142		142
Stock-based compensation expense			217	(2)			215		215
Repurchase and retirement of stock	(2)	—	(13)	(22)			(35)		(35)
Stock issued to Nanya for Inotera Acquisition	4	—	70	(104)	1,029		995		995
Settlement of capped calls			192		(67)		125		125
Reclassification of redeemable convertible notes, net			(21)				(21)		(21)
Conversion and repurchase of convertible notes			(33)				(33)		(33)
Balance at August 31, 2017	1,116	$112	$8,287	$10,260	$(67)	$29	$18,621	$849	$19,470

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 31, 2017	September 1, 2016	September 3, 2015
Cash flows from operating activities
Net income (loss)	$5,090	$(275)	$2,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	3,861	2,980	2,667
Amortization of debt discount and other costs	125	126	138
Stock-based compensation	215	191	168
Loss on debt repurchases and conversions	99	4	49
Gain on remeasurement of previously-held equity interest in Inotera	(71)	—	—
Equity in net (income) loss of equity method investees	(8)	(25)	(447)
Change in operating assets and liabilities
Receivables	(1,651)	465	393
Inventories	50	(549)	116
Accounts payable and accrued expenses	564	272	(691)
Payments attributed to intercompany balances with Inotera	(361)	—	—
Deferred income	218	(6)	(105)
Other	22	(15)	21
Net cash provided by operating activities	8,153	3,168	5,208

Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,734)	(5,817)	(4,021)
Acquisition of Inotera	(2,634)	—	—
Purchases of available-for-sale securities	(1,239)	(1,026)	(4,392)
Payments to settle hedging activities	(274)	(152)	(132)
Proceeds from sales and maturities of available-for-sale securities	970	3,690	2,248
Proceeds from settlement of hedging activities	184	335	56
Other	190	(74)	25
Net cash provided by (used for) investing activities	(7,537)	(3,044)	(6,216)

Cash flows from financing activities
Proceeds from issuance of debt	3,311	2,199	2,212
Proceeds from issuance of stock under equity plans	142	48	74
Proceeds from equipment sale-leaseback transactions	—	765	291
Repayments of debt	(2,558)	(870)	(2,329)
Payments on equipment purchase contracts	(519)	(46)	(95)
Cash paid to acquire treasury stock	(35)	(148)	(884)
Other	8	(203)	13
Net cash provided by (used for) financing activities	349	1,745	(718)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(12)	19	(133)

Net increase (decrease) in cash, cash equivalents, and restricted cash	953	1,888	(1,859)
Cash, cash equivalents, and restricted cash at beginning of period	4,263	2,375	4,234
Cash, cash equivalents, and restricted cash at end of period	$5,216	$4,263	$2,375

Supplemental disclosures
Income taxes paid, net	$(99)	$(90)	$(63)
Interest paid, net of amounts capitalized	(468)	(267)	(226)
Noncash investing and financing activity
Equipment acquisitions on contracts payable and capital leases	813	993	345

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

Basis of Presentation: Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands – Micron, Crucial, and Ballistix – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, NOR Flash, and 3D XPoint memory, is transforming how the world uses information to enrich life. Backed by more than 35 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, machine learning, and autonomous vehicles in key market segments like cloud, data center, networking, and mobile. The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2017 and 2016 each contained 52 weeks and fiscal year 2015 contained 53 weeks. All period references are to our fiscal periods unless otherwise indicated.

Derivative and Hedging Instruments: We use derivative instruments to manage our exposure to changes in currency exchange rates from (1) our monetary assets and liabilities denominated in currencies other than the U.S. dollar and (2) forecasted cash flows for certain capital expenditures. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated as hedges for accounting purposes, gains or losses from changes in fair values are recognized in other non-operating income (expense). For derivative forward contracts designated as cash-flow hedges, we exclude changes in the time value from the effectiveness assessment. The effective portion of the gain or loss is included as a component of other comprehensive income (loss) and the ineffective or excluded portion of the gain or loss is included in other non-operating income (expense). Amounts in accumulated other comprehensive income (loss) from these cash flow hedges are reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. Effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the forecasted cash flows of the hedged item.

We enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty have been presented in our consolidated balance sheet on a net basis.

Financial Instruments: Cash equivalents include highly liquid short-term investments with original maturities to us of three months or less that are readily convertible to known amounts of cash. Other investments with remaining maturities of less than one year are included in short-term investments. Investments with remaining maturities greater than one year are included in long-term marketable investments. The carrying value of investment securities sold is determined using the specific identification method.

Functional Currency: The U.S. dollar is the functional currency for us and all of our consolidated subsidiaries.

Goodwill and Non-Amortizing Intangible Assets: We perform an annual impairment assessment for goodwill and non-amortizing intangible assets in the fourth quarter of our fiscal year.

Inventories: Inventories are stated at the lower of average cost or net realizable value. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories. When net realizable value is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when inventories are actually sold. In determining the lower of average cost or net realizable value, inventories are primarily categorized as memory (including DRAM, NAND, and other memory) based on the major characteristics of product type and markets. We remove amounts from inventory and charge such amounts to cost of goods sold on an average cost basis.

Product and Process Technology: Costs incurred to (1) acquire product and process technology, (2) patent technology, and (3) maintain patent technology, are capitalized and amortized on a straight-line basis over periods ranging up to 12.5 years. We capitalize a portion of the costs incurred to patent technology based on historical data of patents issued as a percent of patents we file. Capitalized product and process technology costs are amortized over the shorter of (1) the estimated useful life of the technology, (2) the patent term, or (3) the term of the technology agreement. Fully-amortized assets are removed from product and process technology and accumulated amortization.

Product Warranty: We generally provide a limited warranty that our products are in compliance with applicable specifications existing at the time of delivery. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our standard terms and conditions. Our warranty obligations are not material.

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

We capitalize interest on borrowings during the period of time we carry out the activities necessary to bring assets to the condition of their intended use and location. Capitalized interest becomes part of the cost, and amortized over the useful lives of, the assets.

We periodically assess the estimated useful lives of our property, plant, and equipment. In the fourth quarter of 2016, we identified factors such as the lengthening period of time between DRAM product technology node transitions, an increased re-use rate of equipment, and industry trends. As a result, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years in the fourth quarter of 2016. The effect of the revision was not material for 2016 and reduced depreciation costs by approximately $100 million per quarter in 2017.

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as R&D as incurred. Development of a product is deemed complete when it is qualified through thorough reviews and tests for performance and reliability. Subsequent to product qualification, product costs are included in cost of goods sold. Product design and other R&D costs for certain technologies may be shared with a development partner. Amounts receivable from cost-sharing arrangements are reflected as a reduction of R&D expense.

Revenue Recognition: We recognize product or license revenue when persuasive evidence that a sales arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured, which is generally at the time of shipment to our customers. If we are unable to reasonably estimate returns or the price is not fixed or determinable, sales made under agreements allowing rights of return or price protection are deferred until customers have resold the product. Revenue recognized upon resale by our customers under these arrangements was 20%, 25%, and 21% of our consolidated revenue for 2017, 2016, and 2015, respectively.

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

Unconsolidated VIEs

Inotera: Prior to our acquisition of the remaining interest in Inotera on December 6, 2016, Inotera was a VIE because of the terms of its supply agreement with us. We had previously determined that we did not have the power to direct the activities of Inotera that most significantly impacted its economic performance, primarily due to limitations on our governance rights that required the consent of other parties for key operating decisions and due to Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we did not consolidate Inotera and we accounted for our interest under the equity method. (See "Acquisition of Inotera" and "Equity Method Investments – Inotera" notes.)

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. In connection therewith, we had capital lease obligations of $80 million and net property, plant, and equipment of $76 million as of August 31, 2017. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an.

Consolidated VIE

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for additional cash requirements. The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities. In addition, IMFT manufactures certain products exclusively for us using our product designs. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 – Simplifying the Test for Goodwill Impairment, which modified the goodwill impairment test and required an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeded its fair value. We adopted this ASU as of the beginning of the fourth quarter of 2017 in connection with our annual impairment test. The adoption of the ASU did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18 – Restricted Cash, which required amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted this ASU in the fourth quarter of 2017 on a retrospective basis. As of September 1, 2016, September 3, 2015, and August 28, 2014, restricted cash was $123 million, $88 million, and $84 million, respectively. The adoption of this ASU did not have a material impact on our cash flows.

In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification within the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. At the time of adoption in the first quarter of 2017, we recognized deferred tax assets of $325 million for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The adoption did not have any other material impacts on our financial statements.

In April 2015, the FASB issued ASU 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provided additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, cloud computing arrangements that contain a software license should be accounted for in a manner consistent with the acquisition of other software licenses, otherwise customers should account for the arrangement as a service contract. ASU 2015-05 also removed the requirement to analogize to ASC 840-10 – Leases, to determine the asset acquired in a software licensing arrangement. We adopted this ASU as of the beginning of the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. This ASU will be effective for us in the first quarter of 2021 with adoption permitted as early as the first quarter of 2020. This ASU requires modified retrospective adoption, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of- use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us in the first quarter of 2020 with early adoption permitted and requires modified retrospective adoption. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right-of-use assets and corresponding liabilities. We are evaluating the timing and other effects of our adoption of this ASU on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are required to adopt this ASU in the first quarter of 2019 with adoption permitted as early as the first quarter of 2018. This ASU allows for either full retrospective or modified retrospective adoption. We expect that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to our distributors under agreements allowing rights of return or price protection will be generally earlier than under the existing revenue recognition guidance. Revenue recognized upon resale by our customers under these arrangements was 20%, 25%, and 21% of our consolidated revenue for 2017, 2016, and 2015, respectively. After adoption, the impact of this change in any reporting period would be the net effect of changes to revenue recognized as of the beginning and end of each period. We are evaluating the timing, method, and other effects of our adoption of this ASU on our financial statements.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, now known as Micron Technology Taiwan, Inc. ("MTTW"), Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% remaining interest in Inotera not owned by us (the "Inotera Acquisition") and began consolidating Inotera's operating results. The cash paid for the Inotera Acquisition was funded, in part, with proceeds from the 2021 MSTW Term Loan and the sale of the Micron Shares (as defined below) to Nanya. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and previously sold such products exclusively to us through supply agreements. SG&A expenses for 2017 and 2016 included transaction costs of $13 million and $3 million, respectively, incurred in connection with the Inotera Acquisition.

In connection with the Inotera Acquisition, we revalued our previously-held 33% equity interest to its fair value. In determining the fair value, we used various valuation techniques, including the share price of Inotera prior to the announcement of the Inotera Acquisition and discounted cash flow projections using inputs including discount rate and terminal growth rate (Level 3). As a result, we recognized a non-operating gain of $71 million in 2017.

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

We provisionally estimated the fair value of the Inotera assets acquired and liabilities assumed as of the December 6, 2016 acquisition date. In 2017, we incorporated additional information in our analysis about facts and circumstances that existed as of the acquisition date and adjusted our provisional values, which resulted in a decrease in the amount of purchase price allocated to property, plant, and equipment of $59 million and increases in the amounts allocated to other noncurrent assets of $13 million, deferred income taxes of $8 million, and goodwill of $38 million. The allocation of purchase price to assets acquired and liabilities assumed of Inotera could further change as additional information becomes available. The consideration and provisional valuation of assets acquired and liabilities assumed, as adjusted in 2017, were as follows:

Consideration
Cash paid for Inotera Acquisition	$4,099
Less cash received from sale of Micron Shares	(986)
Net cash paid for Inotera Acquisition	3,113
Fair value of our previously-held equity interest in Inotera	1,441
Fair value of Micron Shares exchanged for Inotera shares	995
Other	3
Payments attributed to intercompany balances with Inotera	(361)
$5,191

Assets acquired and liabilities assumed
Cash and equivalents	$118
Inventories	285
Other current assets	27
Property, plant, and equipment	3,722
Deferred tax assets	82
Goodwill	1,124
Other noncurrent assets	130
Accounts payable and accrued expenses	(232)
Debt	(56)
Other noncurrent liabilities	(9)
$5,191

The Inotera Acquisition enhances our flexibility to drive new technology, optimize the deployment of capital, and adapt our product offerings to changes in market conditions. As a result of these synergies, we allocated goodwill of $829 million, $198 million, and $97 million to CNBU, MBU, and EBU, respectively. Goodwill resulting from the Inotera Acquisition is not deductible for Taiwan corporate income tax purposes; however, it is deductible for Taiwan surtax purposes.

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

	Year ended
	August 31, 2017	September 1, 2016
Net sales	$20,317	$12,341
Net income (loss)	5,172	(543)
Net income (loss) attributable to Micron	5,171	(544)
Earnings (loss) per share
Basic	4.68	(0.50)
Diluted	4.42	(0.50)

The unaudited pro forma financial information for 2017 includes our results for the year ended August 31, 2017 (which includes the results of Inotera since our acquisition of Inotera on December 6, 2016), the results of Inotera for the three months ended November 30, 2016, and the adjustments described above. The pro forma information for 2016 includes our results for the year ended September 1, 2016, the results of Inotera for the twelve months ended August 31, 2016, and the adjustments described above.

Technology Transfer and License Agreements with Nanya

Effective December 6, 2016, under the terms of technology transfer and license agreements, Nanya has options to require us to transfer to Nanya certain technology for Nanya's use and deliverables related to the next DRAM process node generation after our 20nm process node (the "1X Process Node") and the next DRAM process node generation after the 1X Process Node. Under the terms of the agreements, Nanya would pay royalties to us for a license to the transferred technologies based on revenues from products utilizing the technologies, subject to specified caps, and we would also receive an equity interest in Nanya upon the achievement of certain milestones.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	2017				2016
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,237	$—	$—	$2,237	$2,258	$—	$—	$2,258
Level 1(2)
Money market funds	2,332	—	—	2,332	1,507	—	—	1,507
Level 2(3)
Certificates of deposit	483	24	3	510	373	33	—	406
Corporate bonds	—	193	315	508	—	142	235	377
Government securities	1	90	126	217	2	62	82	146
Asset-backed securities	—	2	173	175	—	12	97	109
Commercial paper	56	10	—	66	—	9	—	9
	5,109	$319	$617	$6,045	4,140	$258	$414	$4,812
Restricted cash(4)	107				123
Cash, cash equivalents, and restricted cash	$5,216				$4,263

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to such pricing information as of August 31, 2017 or September 1, 2016.

(4)
Restricted cash is included in other noncurrent assets and generally represents balances related to the MMJ Creditor Payments and interest reserve balances related to the 2021 MSTW Term Loan. The restrictions on the MMJ Creditor Payments lapse upon approval by the trustees and/or Japan Court. The restrictions on the interest reserve balances lapse in proportion to the reduction in the amount of interest expected to be paid under the 2021 MSTW Term Loan for the subsequent six months. (See "Debt" note.)

Proceeds from sales of available-for-sale securities for 2017, 2016, and 2015 were $776 million, $2.31 billion, and $1.49 billion, respectively. Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of August 31, 2017, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	2017	2016
Trade receivables	$3,490	$1,765
Income and other taxes	100	119
Other	169	184
	$3,759	$2,068

Inventories

As of	2017	2016
Finished goods	$856	$899
Work in process	1,968	1,761
Raw materials and supplies	299	229
	$3,123	$2,889

Property, Plant, and Equipment

As of	2017	2016
Land	$345	$145
Buildings (includes $475 and $347, respectively, under capital leases)	7,958	6,653
Equipment(1) (includes $1,331 and $1,374, respectively, under capital leases)	32,187	25,910
Construction in progress(2)	499	475
Software	544	422
	41,533	33,605
Accumulated depreciation (includes $626 and $492, respectively, under capital leases)	(22,102)	(18,919)
	$19,431	$14,686

(1)	Included costs related to equipment not placed into service of $994 million and $1.47 billion, as of August 31, 2017 and September 1, 2016, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Depreciation expense was $3.76 billion, $2.86 billion, and $2.55 billion for 2017, 2016, and 2015, respectively. As of August 31, 2017, production equipment, buildings, and land with an aggregate carrying value of $6.14 billion were pledged as collateral under various notes payable. Interest capitalized as part of the cost of property, plant, and equipment was $7 million, $43 million, and $20 million for 2017, 2016, and 2015, respectively. In the fourth quarter of 2016, we revised the estimated useful lives of equipment in our DRAM wafer fabrication facilities from five to seven years, which reduced depreciation costs by approximately $100 million per quarter in 2017.

Equity Method Investments

As of	2017		2016
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$—	—%	$1,314	33%
Tera Probe	—	—%	36	40%
Other	16	Various	14	Various
	$16		$1,364

Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2017	2016	2015
Inotera	$9	$32	$445
Tera Probe	(3)	(11)	1
Other	2	4	1
	$8	$25	$447

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

As of	2017	2016
Current assets	$107	$1,222
Noncurrent assets	256	4,294
Current liabilities	19	604
Noncurrent liabilities	66	411

For the year ended	2017	2016	2015
Net sales	$557	$1,671	$2,647
Gross margin	82	155	1,253
Operating income	126	199	1,191
Net income	76	184	1,361

Inotera

We held a 33% interest in Inotera, a Taiwan DRAM memory company, through December 6, 2016, at which time we acquired the remaining 67% interest in Inotera. Historically, we accounted for our interest in Inotera on a two-month lag under the equity method. As a result of the Inotera Acquisition, we account for Inotera without a lag, consistent with our other wholly-owned subsidiaries.

From January 2013 through December 2015, we purchased all of Inotera's DRAM output under supply agreements at prices reflecting discounts from market prices for our comparable components. After December 2015 and until our acquisition of the remaining interest in Inotera, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. Under these agreements, we purchased $504 million, $1.43 billion and $2.37 billion of DRAM products in 2017 through the date of our acquisition, 2016, and 2015 respectively. In 2016, we manufactured and sold specialized equipment to Inotera and recognized net sales of $55 million and margin of $16 million.

Tera Probe

In 2017, we sold our 40% interest in Tera Probe, which provided semiconductor wafer testing and probe services to us, in a transaction that included the sale of our assembly and test facility located in Akita, Japan. (See "Restructure and Asset Impairments" note.) In 2017, 2016, and 2015, we recorded impairment charges of $16 million, $25 million, and $10 million, respectively, within equity in net income (loss) of equity method investees to write down the carrying value of our investment in Tera Probe to its fair value based on its trading price (Level 1). We incurred manufacturing costs for services performed by Tera Probe of $47 million, $70 million, and $90 million in 2017 through the date of sale, 2016, and 2015, respectively.

Intangible Assets and Goodwill

As of	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$755	$(476)	$757	$(402)
Other	1	(1)	1	—
	756	(477)	758	(402)
Non-amortizing assets
In-process R&D	108	—	108	—

Total intangible assets	$864	$(477)	$866	$(402)

Goodwill	$1,228		$104

In 2017, 2016, and 2015, we capitalized $29 million, $30 million, and $98 million, respectively, for product and process technology with weighted-average useful lives of 11 years, 10 years, and 7 years, respectively. Amortization expense was $106 million, $117 million, and $117 million for 2017, 2016, and 2015, respectively. Expected amortization expense is $99 million for 2018, $49 million for 2019, $33 million for 2020, $28 million for 2021, and $17 million for 2022.

In 2016, we acquired Tidal Systems, Ltd., a developer of PCIe NAND Flash storage controllers, to enhance our NAND Flash controller technology for $148 million. In connection therewith, we recognized $108 million of in-process R&D; $81 million of goodwill, which was derived from expected cost reductions and other synergies and was assigned to SBU; and $41 million of deferred tax liabilities; which, in aggregate, represented substantially all of the purchase price. The in-process R&D was valued using a replacement cost approach, which included inputs of reproduction cost, including developer's profit, and opportunity cost. We will begin amortizing the in-process R&D when development is complete, estimated to be in 2018, and will amortize it over its then estimated useful life. The goodwill is not deductible for tax purposes.

Accounts Payable and Accrued Expenses

As of	2017	2016
Accounts payable	$1,333	$1,186
Property, plant, and equipment payables	1,018	1,649
Salaries, wages, and benefits	603	289
Related party payables	—	273
Customer advances	197	132
Income and other taxes	163	41
Other	350	309
	$3,664	$3,879

As of September 1, 2016, related party payables included $266 million due to Inotera primarily for the purchase of DRAM products.

Debt

	2017						2016
				Net Carrying Amount				Net Carrying Amount
Instrument	Stated Rate	Effective Rate	Principal	Current	Long-Term	Total(1)	Principal	Current	Long-Term	Total(1)
MMJ Creditor Payments	N/A	6.52%	$695	$157	$474	$631	$985	$189	$680	$869
Capital lease obligations	N/A	3.68%	1,190	357	833	1,190	1,406	380	1,026	1,406
2021 MSAC Term Loan	3.61%	3.85%	800	99	697	796	—	—	—	—
2021 MSTW Term Loan	2.85%	3.02%	2,652	—	2,640	2,640	—	—	—	—
2022 Notes	5.88%	6.14%	—	—	—	—	600	—	590	590
2022 Term Loan B	3.80%	4.22%	743	5	725	730	750	5	730	735
2023 Notes	5.25%	5.43%	1,000	—	991	991	1,000	—	990	990
2023 Secured Notes	7.50%	7.69%	1,250	—	1,238	1,238	1,250	—	1,237	1,237
2024 Notes	5.25%	5.38%	550	—	546	546	550	—	546	546
2025 Notes	5.50%	5.56%	519	—	515	515	1,150	—	1,139	1,139
2026 Notes	5.63%	5.73%	129	—	128	128	450	—	446	446
2032C Notes(2)	2.38%	5.95%	223	—	211	211	223	—	204	204
2032D Notes(2)	3.13%	6.33%	177	—	159	159	177	—	154	154
2033E Notes(2)	1.63%	4.50%	173	202	—	202	176	—	168	168
2033F Notes(2)	2.13%	4.93%	297	278	—	278	297	—	271	271
2043G Notes(3)	3.00%	6.76%	1,025	—	671	671	1,025	—	657	657
Other notes	2.13%	2.66%	216	164	44	208	512	182	316	498
			$11,639	$1,262	$9,872	$11,134	$10,551	$756	$9,154	$9,910

(1)
Net carrying amount is the principal amount less unamortized debt discount and issuance costs. In addition, the net carrying amount for our 2033E Notes for 2017 included $31 million of derivative debt liabilities recognized as a result of our election to settle entirely in cash converted notes with an aggregate principal amount of $16 million.

(2)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on June 30, 2017, these notes are convertible by the holders through the calendar quarter ended September 30, 2017. The closing price of our common stock also exceeded the thresholds for the calendar quarter ended September 30, 2017; therefore, these notes are convertible by the holders through December 31, 2017. The 2033 Notes were classified as current as of August 31, 2017 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

(3)	The 2043G Notes have an original principal amount of $820 million that accretes up to $917 million through the expected term in November 2028 and $1.03 billion at maturity in 2043.

Our convertible and other senior notes are unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness, and are effectively subordinated to all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. As of August 31, 2017, Micron had $3.70 billion of unsecured debt (net of unamortized discount and debt issuance costs), including all of its convertible notes and the 2023 Notes, 2024 Notes, 2025 Notes, and 2026 Notes, that was structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of our indebtedness generally contain cross payment default and cross acceleration provisions. Micron guarantees certain debt obligations of its subsidiaries, but does not guarantee the MMJ Creditor Payments. Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of Micron's other existing and future unsecured indebtedness.

MMJ Creditor Payments

Under the MMJ Companies' corporate reorganization proceedings, which set forth the treatment of the MMJ Companies' pre-petition creditors and their claims, the MMJ Companies were required to pay 200 billion yen, less certain expenses of the reorganization proceedings and other items, to their secured and unsecured creditors in seven annual installment payments (the "MMJ Creditor Payments"). The MMJ Creditor Payments do not provide for interest and, as a result of our acquisition of the MMJ Companies in 2013, we recorded the MMJ Creditor Payments at fair value. The fair-value discount is accreted to interest expense over the term of the installment payments.

Under the MMJ Companies' corporate reorganization proceedings, the secured creditors of MMJ will recover 100% of the amount of their fixed claims in six annual installment payments through December 2018 and the unsecured creditors will recover at least 17.4% of the amount of their fixed claims in seven annual installment payments through December 2019. The unsecured creditors of MAI were scheduled to be paid in seven installments; however, in connection with our sale of MAI in 2017, the remaining MAI creditor obligations were paid in full. The remaining portion of the unsecured claims of the creditors of MMJ not recovered pursuant to the corporate reorganization proceedings will be discharged, without payment, through December 2019. The following table presents the remaining amounts of MMJ Creditor Payments (stated in Japanese yen and U.S. dollars) and the amount of unamortized discount as of August 31, 2017:

2018	¥17,675	$160
2019	27,154	246
2020	31,762	289
	76,591	695
Less unamortized discount	(7,075)	(64)
	¥69,516	$631

Pursuant to the terms of an Agreement on Support for Reorganization Companies that we executed in the fourth quarter of 2012 with the trustees of the MMJ Companies' pending corporate reorganization proceedings, we entered into a series of agreements with the MMJ Companies, including supply agreements, research and development services agreements, and general services agreements, which are intended to generate operating cash flows to meet the requirements of the MMJ Companies' businesses, including the funding of the MMJ Creditor Payments.

Capital Lease Obligations

In 2017, we recorded capital lease obligations aggregating $220 million at a weighted-average effective interest rate of 5.1%, with a weighted-average expected term of ten years. In 2016, we recorded capital lease obligations aggregating $882 million, including $765 million related to equipment sale-leaseback transactions.

2021 MSAC Senior Secured Term Loan

In November 2016, we entered into a five-year variable-rate facility agreement to obtain up to $800 million of financing, collateralized by certain production equipment, and drew $800 million under the facility in 2017. Interest is payable quarterly at a per annum rate equal to three-month LIBOR plus 2.4%. Principal is payable in 16 equal quarterly installments beginning in March 2018. The 2021 MSAC Term Loan contains covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the facility agreement. The 2021 MSAC Term Loan also contains customary events of default which could result in the acceleration of all amounts to be immediately due and payable. The 2021 MSAC Term Loan is guaranteed by Micron.

2021 MSTW Senior Secured Term Loan

In connection with the Inotera Acquisition, on December 6, 2016, we drew 80 billion New Taiwan dollars under a collateralized, five-year term loan that bears interest at a variable per annum rate equal to the three-month TAIBOR plus a margin of 2.05%. Principal under the 2021 MSTW Term Loan is payable in six equal semi-annual installments from June 2019 through December 2021. The 2021 MSTW Term Loan is collateralized by certain assets, including a real estate mortgage on MTTW's main production facility and site, a chattel mortgage over certain equipment of MTTW, all of the stock of our MSTW subsidiary, and the 82% of stock of MTTW owned by MSTW. The 2021 MSTW Term Loan is guaranteed by Micron.

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

If MSTW fails to maintain a required financial covenant, the interest rate will be increased by 0.25% until such time as the required financial ratios are maintained. If MSTW's failure continues for two consecutive semi-annual periods, such failure will constitute an event of default that could result in all obligations owed under the loan being accelerated to be immediately due and payable. Micron's failure to maintain a required financial covenant will only result in a 0.25% increase to the interest rate but will not constitute an event of default. The loan also contains customary events of default.

Unsecured Senior Notes

The unsecured notes in the table below (the " Unsecured Senior Notes") contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our domestic restricted subsidiaries (which are generally subsidiaries in the U.S. in which we own at least 80% of the voting stock) to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur, or guarantee certain additional secured indebtedness and unsecured indebtedness of our domestic restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer or lease all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Cash Redemption at Our Option: We have the option to redeem the Unsecured Senior Notes. The applicable redemption price will be determined as follows:

	Maturity Date	Redemption Period Requiring Payment of:		Redemption of up to 35% of Original Principal Amount Using Cash Proceeds From an Equity Offering(3)
		Make-Whole(1)	Premium(2)	Date	Specified Price
2023 Notes(4)	Aug 2023	Prior to Feb 1, 2018	On or after Feb 1, 2018	Prior to Feb 1, 2018	105.250%
2024 Notes	Jan 2024	Prior to May 1, 2018	On or after May 1, 2018	Prior to May 1, 2018	105.250%
2025 Notes	Feb 2025	Prior to Aug 1, 2019	On or after Aug 1, 2019	N/A	N/A
2026 Notes	Jan 2026	Prior to May 1, 2020	On or after May 1, 2020	N/A	N/A

(1)	If we redeem prior to the applicable date, the redemption price is principal plus a make-whole premium as described in the applicable indenture.

(2)	If we redeem on or after the applicable date, the redemption price is principal plus a premium which declines over time as specified in the applicable indenture.

(3)
If we redeem prior to the applicable date with net cash proceeds of one or more equity offerings, the redemption price is equal to the amount specified above, together with accrued and unpaid interest, subject to a maximum redemption of 35% of the aggregate original principal amount of the respective series of notes being redeemed. The 2025 Notes and 2026 Notes can not be redeemed with cash proceeds from an equity offering because the principal amount outstanding as of August 31, 2017 of such notes is less than 65% of the original principal amount issued.

(4)	In the first quarter of 2018, we issued a notice to redeem our 2023 Notes. See "Debt Repurchases and Conversions" below.

Senior Secured Borrowings

2022 Senior Secured Term Loan B: In April 2016, we issued $750 million in principal amount of 2022 Term Loan B notes due April 2022. Interest was payable at a rate equal to LIBOR plus 6.00%. In April 2017 and October 2016, we amended our

2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the interest rate margins, and as of August 31, 2017, the 2022 Term Loan B generally bears interest at LIBOR plus 2.50%. We may elect to convert outstanding term loans to other variable-rate indexes. Principal payments are due quarterly in an amount equal to 0.25% of the initial aggregate principal amount with the balance due at maturity and may be prepaid without penalty. Interest is payable at least quarterly.

2023 Senior Secured Notes: In April 2016, we issued $1.25 billion in principal amount of 2023 Secured Notes due September 2023. In the first quarter of 2018, we issued notices to redeem our 2023 Secured Notes. See "Debt Repurchases and Conversions" below.

Senior Secured Borrowings Collateral and Covenants: The 2022 Term Loan B and 2023 Secured Notes are collateralized by substantially all of the assets of Micron and MSP, a subsidiary of Micron, subject to certain permitted liens on such assets. Included in our consolidated balance sheet as of August 31, 2017 were $6.22 billion of assets which collateralize these notes. The 2022 Term Loan B and 2023 Secured Notes are structurally subordinated to the indebtedness and other liabilities of all of Micron's subsidiaries that do not guarantee these debt obligations. MSP guarantees both of these notes.

The 2022 Term Loan B and 2023 Secured Notes each contain covenants that, among other things, limit, in certain circumstances, the ability of Micron and/or its domestic restricted subsidiaries to (1) create or incur certain liens and enter into sale-leaseback financing transactions; (2) in the case of domestic restricted subsidiaries, create, assume, incur, or guarantee additional indebtedness; and (3) in the case of Micron, consolidate or merge with or into, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of its assets to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Convertible Senior Notes

	Holder Put Date(1)	Maturity Date	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Underlying Shares of Common Stock	Conversion Value in Excess of Principal(3)	Principal Settlement Option(4)
2032C Notes	May 2019	May 2032	$9.63	$12.52	23	$519	Cash and/or shares
2032D Notes	May 2021	May 2032	9.98	12.97	18	390	Cash and/or shares
2033E Notes(5)	Feb 2018	Feb 2033	10.93	14.21	16	332	Cash
2033F Notes(5)	Feb 2020	Feb 2033	10.93	14.21	27	572	Cash
2043G Notes	Nov 2028	Nov 2043	29.16	37.91	35	99	Cash and/or shares
					119	$1,912

(1)	Debt discount and debt issuance costs are amortized through the earliest holder put date.

(2)
Represents 130% of the conversion price per share. If the trading price of our common stock price exceeds such threshold for a specified period, holders may convert such notes. See "Conversion Rights" below.

(3)	Based on the trading price of our common stock of $31.97 as of August 31, 2017.

(4)
It is our current intent to settle in cash the principal amount of our convertible notes upon conversion. As a result, only the amounts payable in excess of the principal amounts upon conversion of our convertible notes are considered in diluted earnings per share under the treasury stock method. For each of our convertible notes, we may elect to settle any amounts in excess of the principal in cash, shares of our common stock, or a combination thereof.

(5)	Holders of the 2033E Notes and 2033F Notes may also put their notes to us on February 15, 2023.

Conversion Rights: Holders of our convertible notes may convert their notes under the following circumstances: (1) if the notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (see "Conversion Price Per Share Threshold" in the table above); (3) if the trading price of the notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the notes during the periods specified in the indentures; (4) if specified distributions or corporate events occur, as set forth in the indenture for the notes; or (5) during the last three months prior to the maturity date of the notes. For the calendar quarter ended September 30, 2017, the closing price of our common stock exceeded 130% of the conversion price for our 2032 Notes and 2033 Notes; therefore, those notes are convertible by the holders through December 31, 2017.

In August 2017, holders of our 2033E Notes with an aggregate principal amount of $58 million converted their notes, which were settled in the first quarter of 2018. For converted notes with an aggregate principal amount of $16 million, we elected to settle the conversion obligation in excess of the principal amount in cash. We elected to settle the remaining notes with an aggregate principal amount of $42 million with a combination of cash for the principal amount and shares of our common stock for the remainder of the settlement amount. As a result of our election to settle all amounts due upon conversion in cash for some of these notes, such settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the dates of our elections to settle the conversions in cash, we reclassified the fair values of the equity components of each of the converted notes from additional capital to derivative debt liabilities within current debt in our consolidated balance sheet. The net carrying amount for 2017 included $31 million for the fair values of the derivative debt liabilities as of August 31, 2017. The 20 consecutive trading day period ended in the first quarter of 2018, and we settled the conversion for $92 million in cash and 3 million shares of our treasury stock.

Cash Redemption at Our Option: We may redeem our convertible notes under the circumstances listed in the table below. The redemption price for the notes will equal the principal amount at maturity, or the accreted principal amount in the case of the 2043G Notes redeemed on or after November 20, 2018, plus accrued and unpaid interest.

	Conditional Redemption Period at Our Option(1)	Unconditional Redemption Period at Our Option	Redemption Period Requiring Make-Whole
2032C Notes	On or after May 1, 2016	On or after May 4, 2019	Prior to May 4, 2019(2)
2032D Notes	On or after May 1, 2017	On or after May 4, 2021	Prior to May 4, 2021(2)
2033E Notes	N/A	On or after Feb 20, 2018	N/A
2033F Notes	N/A	On or after Feb 20, 2020	N/A
2043G Notes	Prior to Nov 20, 2018	On or after Nov 20, 2018	Prior to Nov 20, 2018(3)

(1)
We may redeem for cash on or after the applicable dates if the volume weighted average price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period.

(2)
If we redeem prior to the applicable date, we will pay a make-whole premium in cash equal to the present value of the remaining scheduled interest payments from the redemption date to May 4, 2019 for the 2032C Notes and to May 4, 2021 for the 2032D Notes.

(3)
If we redeem prior to the applicable date, we will be required to pay a make-whole premium only if, as a result of our redemption notice, holders convert their notes. The make-whole premium will be based on the price of our common stock and the conversion date, as set forth in the indenture, and is payable at our election in cash and/or shares.

Cash Repurchase at the Option of the Holders: We may be required by the holders of our convertible notes to repurchase for cash all or a portion of the notes on the "Holder Put Date" listed in the table above. The repurchase price would equal the principal amount, or the accreted principal amount in the case of the 2043G Notes, plus accrued and unpaid interest. Also, upon a change in control or a termination of trading, as defined in the respective indentures, holders of our convertible notes may require us to repurchase for cash all or a portion of their notes.

Other: Interest expense for our convertible notes consisted of contractual interest of $51 million, $51 million, and $59 million for 2017, 2016, and 2015, respectively and amortization of discount and issuance costs of $37 million, $36 million, and $42 million for 2017, 2016, and 2015, respectively. As of August 31, 2017 and September 1, 2016, the carrying amounts of the equity components of our convertible notes, which are included in additional capital in the accompanying consolidated balance sheets, were $287 million and $308 million, respectively.

Available Revolving Credit Facility

We have a senior secured revolving credit facility that expires in 2020, under which we can draw up to the lesser of $750 million or 80% of the net outstanding balance of certain trade receivables, as defined in the facility agreement. Any amounts drawn are collateralized by a security interest in such trade receivables. The credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on certain of our operations, assets, prospects, business, or condition, and including negative covenants that limit or restrict our ability to create liens on, or dispose of, the collateral underlying the obligations under this facility. Interest is payable on any outstanding principal balance at a variable rate equal to the LIBOR plus an applicable margin ranging between 1.75% to 2.25%, depending upon the utilized portion of the facility. As of August 31, 2017, there were no outstanding amounts drawn under this facility and $750 million was available for us to draw.

Debt Repurchases and Conversions

On October 12, 2017, subsequent to the end of 2017, we issued a notice to redeem $438 million of principal amount of our 2023 Secured Notes on November 13, 2017 for $470 million in cash, excluding accrued and unpaid interest. The amount redeemed represents 35% of the original principal amount of the 2023 Secured Notes issued and will be settled with proceeds from our common stock issuance in October 2017. On October 17, 2017, we issued a notice to redeem the remaining $812 million of principal amount of our 2023 Secured Notes on November 16, 2017 for approximately $885 million, excluding accrued and unpaid interest. Additionally, on October 17, 2017, we issued a notice to redeem all of our 2023 Notes on November 16, 2017 for approximately $1.05 billion in cash, excluding accrued and unpaid interest. In connection with these redemptions, we expect to recognize non-operating losses of approximately $170 million in the first quarter of 2018.

In 2017, we repurchased $631 million of principal amount of our 2025 Notes (carrying value of $625 million), repurchased $321 million of principal amount of our 2026 Notes (carrying value of $318 million), and redeemed $600 million principal amount of our 2022 Notes (carrying value of $592 million) for an aggregate of $1.63 billion in cash. In connection with the transactions, we recognized aggregate non-operating losses of $94 million in 2017.

In 2016, we repurchased $57 million of principal amount of our 2033E Notes (carrying value of $54 million) for $94 million in cash. The liability and equity components of the repurchased notes had previously been stated separately within debt and equity in our consolidated balance sheet. As a result, the repurchase decreased the carrying value of debt by $54 million and equity by $38 million.

In 2015, we consummated a number of transactions to restructure our debt, including repurchases, conversions and settlements of convertible notes, and the early repayment of a note. As a result, $489 million of aggregate principal amount of our convertible notes was settled for $1.43 billion in cash. The liability and equity components of the repurchased convertible notes had previously been stated separately within debt and equity in our consolidated balance sheet. As a result, the repurchases, conversions and settlements decreased the carrying value of debt by $686 million (including $275 million for the fair value of our derivative debt liability to settle the conversions entirely in cash) and equity by $691 million. In connection with these transactions, we recognized aggregate non-operating losses of $49 million.

Maturities of Notes Payable and Future Minimum Lease Payments

As of August 31, 2017, maturities of notes payable (including the MMJ Creditor Payments) and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2018	$641	$402
2019	1,166	334
2020	1,727	229
2021	1,269	97
2022	1,204	62
2023 and thereafter	4,365	227
Unamortized discounts and interest, respectively	(428)	(161)
	$9,944	$1,190

Commitments

As of August 31, 2017, we had commitments of approximately $1.10 billion for the acquisition of property, plant, and equipment. We lease certain facilities and equipment under operating leases, for which expense was $52 million, $46 million, and $48 million for 2017, 2016, and 2015, respectively. Minimum future operating lease commitments as of August 31, 2017 were as follows:

2018	$29
2019	28
2020	23
2021	19
2022	17
2023 and thereafter	38
$154

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

Patent Matters

As is typical in the semiconductor and other high-tech industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon their intellectual property rights.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the

"Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of August 31, 2017, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda's claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. We have filed a notice of appeal, and the parties have submitted briefs to the appeals court.

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

Redeemable Convertible Notes

Under the terms of the indentures governing the 2033 Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The closing price of our common stock met the thresholds for conversion for the calendar quarter ended June 30, 2017; therefore, the 2033 Notes were convertible by the holders as of August 31, 2017. As a result, the 2033 Notes were classified as current debt and the aggregate difference between the principal amount and the carrying value of $21 million was classified as redeemable convertible notes in the accompanying consolidated balance sheet as of August 31, 2017. The closing price of our common stock did not meet the thresholds for the calendar quarter ended June 30, 2016; therefore, the 2033 Notes were not convertible by the holders as of September 1, 2016. Therefore, as of September 1, 2016, the 2033 Notes had been classified as noncurrent debt and the aggregate difference between the principal amount and the carrying value had been classified as additional capital.

Equity

Micron Shareholders' Equity

Common Stock Issuance: In October 2017, subsequent to the end of 2017, we issued 34 million shares of our common stock for $41.00 per share in a public offering, for net proceeds of $1.36 billion, net of underwriting fees and other offering costs.

Common Stock Repurchases: Our Board has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through 2017, we had repurchased a total of 49 million shares for $956 million through open-market transactions pursuant to such authorization. The shares received in all periods were recorded as treasury stock. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash.

Treasury Stock: In connection with the Inotera Acquisition, we sold 58 million shares of our common stock to Nanya for $986 million in cash, of which 54 million shares were issued from treasury stock. As a result, in 2017, treasury stock decreased by $1.03 billion while retained earnings decreased by $104 million for the difference between the carrying value of the treasury stock and its $925 million fair value.

Outstanding Capped Calls: We entered into capped call transactions in connection with certain of our convertible notes which are intended to reduce the effect of potential dilution. The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above strike prices on the expiration dates. As of August 31, 2017, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below strike prices for all capped calls at expiration, to $527 million, if the trading price of our stock is at or above the cap prices for all capped calls. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

The following table presents information related to outstanding capped calls as of August 31, 2017:

Capped Calls				Strike Price	Weighted-Average Cap Price	Underlying Common Shares	Value at Expiration
	Expiration Dates						Minimum	Maximum
2032C	Nov 2016	–	Nov 2017	$9.80	$15.69	25	$—	$147
2032D	Nov 2016	–	May 2018	10.16	15.91	32	—	184
2033E	Jan 2018	–	Feb 2018	10.93	14.51	27	—	98
2033F	Jan 2020	–	Feb 2020	10.93	14.51	27	—	98
						111	$—	$527

Expiration of Capped Calls: In 2017, we cash-settled and share-settled separate expirations of portions of our capped calls, and received $125 million in cash and 4 million shares (equal to a value of $67 million) based on the volume-weighted trading stock prices at the expiration dates. In 2016 and 2015, we share-settled expirations of portions of our capped calls and received 2 million shares of our stock (equal to a value of $23 million) and 3 million shares of our stock (equal to a value of $50 million), respectively. The shares received in all periods were recorded as treasury stock.

Shareholder Rights Plan: On January 18, 2017, our shareholders approved a Section 382 Rights Agreement (the "Rights Agreement"), under which our shareholders of record as of the close of business on August 1, 2016 received one right for each share of common stock outstanding, which entitles certain shareholders to purchase additional shares of our common stock at a significant discount in the event of certain transactions that may result in an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur when the percentage of our ownership by one or more 5% shareholders has increased by more than 50% at any time during the prior three years. Rights will attach to all shares of the Company’s common stock issued prior to the earlier of the rights’ distribution date or expiration date as set forth in the Rights Agreement. Pursuant to the Rights Agreement, if a shareholder (or group) acquires beneficial ownership of 4.99% or more of the outstanding shares of our common stock without prior approval of our Board or without meeting certain customary exceptions, the rights (other than rights held by the acquiring shareholder (or group) and certain related persons) would become exercisable. The Rights Agreement is intended to avoid an adverse ownership change, thereby preserving our current ability to utilize certain net operating loss and credit carryforwards; however, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive (loss) by component for the year ended August 31, 2017 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Pension Liability Adjustments	Total
As of September 1, 2016	$(49)	$2	$12	$(35)
Other comprehensive income	27	15	4	46
Amount reclassified out of accumulated other comprehensive income	21	1	(1)	21
Tax effects	—	(1)	(2)	(3)
Other comprehensive income	48	15	1	64
As of August 31, 2017	$(1)	$17	$13	$29

Noncontrolling Interests in Subsidiaries

As of	2017		2016
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$832	49%	$832	49%
Other	17	Various	16	Various
	$849		$848

IMFT: Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture memory products exclusively for its members, who share the output of IMFT in proportion to their investment under a long-term supply agreement at prices approximating cost. In 2017, IMFT began to transition its manufacturing from NAND to 3D XPoint memory products. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. Through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for an amount equal to the noncontrolling interest balance attributable to Intel at such time either member exercises its right. If Intel exercises its put right, we can elect to set the closing date of the transaction to be any time within two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets.

IMFT manufactures memory products using designs and technology we develop with Intel. We generally share with Intel the costs of product design and process development activities for NAND and 3D XPoint memory at IMFT and our other facilities. Our R&D expenses were reduced by reimbursements from Intel of $213 million, $205 million, and $224 million for 2017, 2016, and 2015, respectively.

Non-Trade sales primarily consists of NAND and 3D XPoint memory products manufactured and sold to Intel through IMFT and were $553 million, $501 million, and $463 million for 2017, 2016, and 2015, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	2017	2016
Assets
Cash and equivalents	$87	$98
Receivables	81	89
Inventories	128	68
Other current assets	7	6
Total current assets	303	261
Property, plant, and equipment, net	1,852	1,792
Other noncurrent assets	49	50
Total assets	$2,204	$2,103

Liabilities
Accounts payable and accrued expenses	$299	$175
Deferred income	6	7
Current debt	19	16
Total current liabilities	324	198
Long-term debt	75	66
Other noncurrent liabilities	88	94
Total liabilities	$487	$358
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

The table below presents IMFT's distributions to and contributions from its members for 2016 and 2015. There were no distributions or contributions for 2017.

For the year ended	2016	2015
IMFT distributions to Micron	$36	$6
IMFT distributions to Intel	34	6
Micron contributions to IMFT	38	148
Intel contributions to IMFT	37	142

Restrictions on Net Assets

As a result of the corporate reorganization proceedings of MMJ initiated in 2012, and for so long as such proceedings continue, MMJ is subject to certain restrictions on dividends, loans, and advances. In addition, the 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and/or MTTW to distribute cash dividends. Also, our ability to access the cash and other assets of IMFT through dividends, loans, or advances, including to finance our other operations, is subject to agreement by Intel. As a result, our total restricted net assets (excluding intercompany balances and noncontrolling interests) as of August 31, 2017 were $3.65 billion for the MMJ Group, $2.22 billion for MSTW and MTTW, and $885 million for IMFT. As of August 31, 2017, the MMJ Group held cash and equivalents of $580 million, MSTW and MTTW held an aggregate of $56 million, and IMFT held $87 million.

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

All of our marketable debt and equity investments (excluding equity method investments) were classified as available-for-sale and carried at fair value. In connection with our repurchases of our convertible notes in 2016 and 2015, we determined the fair value of the debt components, as if they were stand-alone instruments, using interest rates for similar nonconvertible debt issued by entities with credit ratings comparable to ours (Level 2). Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of our outstanding debt instruments (excluding the carrying value of equity and mezzanine equity components of our convertible notes) were as follows:

As of	2017		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$8,793	$8,423	$7,257	$7,050
Convertible notes	3,901	1,521	2,408	1,454

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

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: To hedge our exposures of monetary assets and liabilities to changes in currency exchange rates, we generally utilize a rolling hedge strategy with currency forward contracts that mature within nine months. In addition, to mitigate the risk of the yen strengthening against the U.S. dollar with respect to our MMJ Creditor Payments due in December 2017 and 2018, we have forward contracts to purchase 18 billion yen in December 2017 and 28 billion yen in December 2018. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2).

Convertible Notes Settlement Obligations:

In August 2017, holders of our certain of our 2033E Notes converted their notes. For converted notes with an aggregate principal amount of $16 million, we elected to settle the conversion obligation in excess of the principal amount in cash. As a result, those settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurements and final settlement amounts of our convertible notes settlement obligations were based on the volume-weighted-average stock price (Level 1). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Assets(2)	Current Liabilities(3)	Noncurrent Assets(4)
As of August 31, 2017
Currency forward contracts
New Taiwan dollar	$2,921	$22	$(2)	$—
Yen	1,209	5	—	1
Euro	368	5	(2)	—
Singapore dollar	324	1	—	—
Other	25	1	(1)	—
	$4,847

Convertible notes settlement obligation	2	—	(47)	—
		$34	$(52)	$1

As of September 1, 2016
Currency forward contracts
Yen	$1,668	$—	$(10)	$—
Euro	93	—	—	—
Singapore dollar	206	—	—	—
Other	85	—	(1)	—
	$2,052	$—	$(11)	$—

(1)	Notional amounts of forward contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Included in other noncurrent assets.

Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, recognized gains (losses) were as follows:

For the year ended	2017	2016	2015
Foreign exchange contracts	$(45)	$185	$(64)
Convertible notes settlement obligations	(2)	—	7

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We may utilize currency forward contracts that generally mature within 12 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures. Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2).

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

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)
As of August 31, 2017
Yen	$258	$4	$—
Euro	198	13	—
	$456	$17	$—
As of September 1, 2016
Yen	$107	$2	$(1)
Euro	65	—	(1)
	$172	$2	$(2)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

We recognized gains of $15 million and $10 million, and losses of $10 million, for 2017, 2016, and 2015, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges. Neither the ineffective portions of cash flow hedges recognized in other non-operating income (expense) nor the reclassifications from accumulated other comprehensive income (loss) to earnings were material in 2017, 2016, or 2015. The amounts from cash flow hedges included in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings in the next 12 months were not material.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of August 31, 2017 and September 1, 2016, amounts netted under our master netting arrangements were not material.

Equity Plans

As of August 31, 2017, 101 million shares of our common stock were available for future awards under our equity plans.

Stock Options

Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options issued after February 2014 expire eight years from the date of grant. Options issued prior to February 2014 expire six years from the date of grant. Option activity for 2017 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2016	42	$16.37
Granted	8	19.61
Exercised	(14)	10.17
Canceled or expired	(3)	22.55
Outstanding as of August 31, 2017	33	19.32	4.4	$438

Exercisable as of August 31, 2017	17	$17.44	2.7	$255
Unvested as of August 31, 2017	16	21.25	6.2	183

The total intrinsic value was $198 million, $52 million, and $229 million for options exercised in 2017, 2016, and 2015, respectively.

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2017	2016	2015
Stock options granted	8	8	8
Weighted-average grant-date fair value per share	$8.68	$6.94	$14.79
Average expected life in years	5.5	5.5	5.6
Weighted-average expected volatility	46%	47%	45%
Weighted-average risk-free interest rate	1.8%	1.7%	1.7%

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

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of August 31, 2017, there were 19 million shares of Restricted Stock Awards outstanding, of which 3 million were performance-based or market-based. For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date. Vesting for performance-based awards is contingent upon the Company meeting a specified return on assets ("ROA"), as defined, over a three-year performance period and vesting for market-based Restricted Stock Awards is contingent upon the Company achieving total shareholder return ("TSR") relative to the companies included in the S&P 500 over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded will vary between 0% and 200% of target amounts, depending upon the achievement level of the specified ROA or TSR. Restricted Stock Awards activity for 2017 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of September 1, 2016	18	$20.24
Granted	8	18.77
Restrictions lapsed	(6)	19.53
Canceled	(1)	20.59
Outstanding as of August 31, 2017	19	19.78

For the year ended	2017	2016	2015
Restricted stock award shares granted	8	10	7
Weighted-average grant-date fair value per share	$18.77	$15.40	$32.60
Aggregate vesting-date fair value of shares vested	$115	$71	$155

Stock-based Compensation Expense

For the year ended	2017	2016	2015
Stock-based compensation expense by caption
Cost of goods sold	$88	$76	$64
Selling, general, and administrative	75	66	61
Research and development	52	49	42
Other	—	—	1
	$215	$191	$168

Stock-based compensation expense by type of award
Stock options	$71	$79	$81
Restricted stock awards	144	112	87
	$215	$191	$168

Stock-based compensation expense of $20 million and $18 million was capitalized and remained in inventory as of August 31, 2017 and September 1, 2016, respectively. As of August 31, 2017, $341 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the fourth quarter of 2021, resulting in a weighted-average period of 1.2 years.

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites. Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees

We have a 401(k) retirement plan under which U.S. employees may contribute up to 75% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in our stock. We match in cash eligible contributions from employees up to 5% of the employee's annual eligible earnings. Contribution expense for the 401(k) plans was $52 million, $54 million, and $55 million in 2017, 2016, and 2015, respectively.

Retirement Plans

We have pension plans in various countries available to local employees which are generally government mandated. As of August 31, 2017, the projected benefit obligations of our plans were $175 million and plan assets were $150 million. As of September 1, 2016, the projected benefit obligations of our plans were $167 million and plan assets were $131 million. Pension expense was not material for 2017, 2016, or 2015.

Restructure and Asset Impairments

In separate transactions in 2017, we sold our assembly and test facility located in Akita, Japan and our 40% ownership interest in Tera Probe; assets associated with our 200mm fabrication facility in Singapore; and assets related to Lexar. As a result, we recognized gains of $15 million in 2017 and expect to recognize an additional gain of approximately $100 million in 2019 upon the completion of the sale of the Singapore facility.

In 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities. The plan included the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of our business, and other non-headcount related spending reductions. As a result, we incurred charges of $33 million in 2017 and $58 million in 2016 and do not expect to incur additional material charges. As of September 1, 2016, we had accrued liabilities of $24 million related to the plan, which was paid in 2017.

Other Operating (Income) Expense, Net

For the year ended	2017	2016	2015
(Gain) loss on disposition of property, plant, and equipment	$(22)	$(4)	$(17)
Other	5	(2)	(28)
	$(17)	$(6)	$(45)

Other Non-Operating Income (Expense), Net

For the year ended	2017	2016	2015
Loss on debt repurchases and conversions	$(100)	$(4)	$(49)
Loss from changes in currency exchange rates	(74)	(24)	(27)
Gain on remeasurement of previously-held equity interest in Inotera	71	—	—
Other	(9)	(26)	23
	$(112)	$(54)	$(53)

In 2016, we recognized other non-operating expense of $30 million to write off indemnification receivables upon the resolution of uncertain tax positions.

Income Taxes

For the year ended	2017	2016	2015
Income (loss) before income taxes, net income (loss) attributable to noncontrolling interests, and equity in net income (loss) of equity method investees
Foreign	$5,252	$(353)	$2,431
U.S.	(56)	72	178
	$5,196	$(281)	$2,609

Income tax (provision) benefit
Current
Foreign	$(152)	$(27)	$(93)
State	(1)	(1)	(1)
U.S. federal	—	—	6
	(153)	(28)	(88)
Deferred
Foreign	39	(32)	(85)
State	—	2	1
U.S. federal	—	39	15
Income tax (provision) benefit	$(114)	$(19)	$(157)

Income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to income tax (provision) benefit was as follows:

For the year ended	2017	2016	2015
U.S. federal income tax (provision) benefit at statutory rate	$(1,819)	$98	$(913)
Foreign tax rate differential	1,571	(300)	515
Change in valuation allowance	64	63	260
Change in unrecognized tax benefits	12	52	(118)
Tax credits	66	48	53
Noncontrolling investment transactions	—	—	57
Other	(8)	20	(11)
Income tax (provision) benefit	$(114)	$(19)	$(157)

We operate in a number of tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower effective tax rates than the U.S. statutory rate and in a number of locations outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $742 million (benefiting our diluted earnings per share by $0.64) for 2017, were not material in 2016, and by $338 million ($0.29 per diluted share) for 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consist of the following:

As of	2017	2016
Deferred tax assets
Net operating loss and tax credit carryforwards	$3,426	$3,014
Accrued salaries, wages, and benefits	211	142
Other accrued liabilities	59	76
Other	86	65
Gross deferred tax assets	3,782	3,297
Less valuation allowance	(2,321)	(2,107)
Deferred tax assets, net of valuation allowance	1,461	1,190

Deferred tax liabilities
Debt discount	(145)	(170)
Property, plant, and equipment	(300)	(135)
Unremitted earnings on certain subsidiaries	(123)	(121)
Product and process technology	(85)	(81)
Other	(59)	(28)
Deferred tax liabilities	(712)	(535)

Net deferred tax assets	$749	$655

Reported as
Deferred tax assets	$766	$657
Deferred tax liabilities (included in other noncurrent liabilities)	(17)	(2)
Net deferred tax assets	$749	$655

We continually assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of August 31, 2017 and September 1, 2016, we had a valuation allowance of $1.52 billion and $1.16 billion, respectively, against U.S. net deferred tax assets, primarily related to net operating loss and tax credit carryforwards. Income taxes on U.S. operations for 2017, 2016, and 2015 were substantially offset by changes in the valuation allowance. We had valuation allowances against net deferred tax assets, primarily related to net operating loss carryforwards, for our subsidiaries in Japan and for our other foreign subsidiaries, of $627 million and $172 million, respectively, as of August 31, 2017, and $765 million and $177 million, respectively, as of September 1, 2016. Changes in the valuation allowance were due to the effect of income or loss in the United States, changes in foreign currency, adjustments based on management's assessment of foreign net operating losses that are more likely than not to be realized. Due to the adoption of ASU 2016-09, we recognized deferred tax assets of $325 million offset by an equal increase in valuation allowance. See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

As of August 31, 2017, our federal, state, and foreign net operating loss carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Expiration	U.S. Federal	State	Japan	Taiwan	Other Foreign	Total
2018 - 2022	$—	$27	$3,485	$473	$680	$4,665
2023 - 2027	—	330	587	685	6	1,608
2028 - 2032	3,027	1,277	—	—	—	4,304
2033 - 2037	852	320	—	—	—	1,172
Indefinite	—	—	—	342	45	387
	$3,879	$1,954	$4,072	$1,500	$731	$12,136

As of August 31, 2017, our federal and state tax credit carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	U.S. Federal	State	Total
2018 - 2022	$48	$62	$110
2023 - 2027	99	37	136
2028 - 2032	64	76	140
2033 - 2037	205	1	206
Indefinite	—	57	57
	$416	$233	$649

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liabilities. No provision has been made for taxes due on approximately $12.91 billion of the excess of the financial reporting amount over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested. Generally, this amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

For the year ended	2017	2016	2015
Beginning unrecognized tax benefits	$304	$351	$228
Increases due to the Inotera Acquisition	54	—	—
Increases related to tax positions taken in current year	15	5	119
Foreign currency translation increases (decreases) to tax positions	2	—	(6)
Settlements with tax authorities	(47)	(47)	(1)
Expiration of statute of limitations	(1)	(5)	(6)
Increases related to tax positions from prior years	—	—	17
Ending unrecognized tax benefits	$327	$304	$351

As of the date of the Inotera Acquisition, Inotera's net operating loss carryforwards were $654 million, which expire on various dates through 2023. In connection with the Inotera Acquisition, we assumed $54 million of uncertain tax positions. The decrease in unrecognized tax benefits in 2017 and 2016 is primarily related to favorable resolution of certain tax matters.

Included in the unrecognized tax benefits balance in the table above as of August 31, 2017 were $8 million of unrecognized income tax benefits, which if recognized, would affect our effective tax rate. The amount accrued for interest and penalties related to uncertain tax positions was not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2013 through 2017. In addition, tax returns that remain open to examination in Japan range from the years 2011 to 2017 and in Singapore and Taiwan from 2012 to 2017. We believe that adequate amounts of taxes and related interest and penalties have been provided for, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations, or financial condition.

Earnings Per Share

For the year ended	2017	2016	2015
Net income (loss) attributable to Micron – Basic	$5,089	$(276)	$2,899
Dilutive effect related to equity method investment	—	—	(3)
Net income (loss) attributable to Micron – Diluted	$5,089	$(276)	$2,896

Weighted-average common shares outstanding – Basic	1,089	1,036	1,070
Dilutive effect of equity plans and convertible notes	65	—	100
Weighted-average common shares outstanding – Diluted	1,154	1,036	1,170

Earnings (loss) per share
Basic	$4.67	$(0.27)	$2.71
Diluted	4.41	(0.27)	2.47

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

For the year ended	2017	2016	2015
Equity plans	21	60	18
Convertible notes	26	119	18

Segment Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes memory products sold into compute, networking, graphics, and cloud server markets.
Storage Business Unit ("SBU"): Includes memory and storage products sold into enterprise, client, cloud, and removable storage markets. SBU also includes products sold to Intel through our IMFT joint venture.
Mobile Business Unit ("MBU"): Includes memory products sold into smartphone, tablet, and other mobile-device markets.
Embedded Business Unit ("EBU"): Includes memory products sold into automotive, industrial, connected home, and consumer electronics markets.

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. In 2017, we revised the measure of segment profitability reviewed by our chief operating decision maker and, as a result, certain items are no longer allocated to our business units. Comparative periods have been revised to reflect these changes. Items not allocated are identified in the table below.

We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments. As of August 31, 2017, CNBU, MBU, SBU, and EBU had goodwill of $832 million, $198 million, $101 million, and $97 million, respectively and as of September 1, 2016, SBU and CNBU had goodwill of $101 million and $3 million, respectively.

For the year ended	2017	2016	2015
Net sales
CNBU	$8,624	$4,529	$6,725
SBU	4,514	3,262	3,687
MBU	4,424	2,569	3,692
EBU	2,695	1,939	1,999
All Other	65	100	89
	$20,322	$12,399	$16,192

Operating income (loss)
CNBU	$3,755	$(25)	$1,549
SBU	552	(123)	(39)
MBU	927	97	1,166
EBU	975	473	459
All Other	23	28	44
	$6,232	$450	$3,179

Unallocated
Stock-based compensation	$(215)	$(191)	$(167)
Restructure and asset impairments	(18)	(67)	(3)
Flow-through of Inotera inventory step up	(107)	—	—
Other	(24)	(24)	(11)
	$(364)	$(282)	$(181)

Operating income	$5,868	$168	$2,998

Depreciation and amortization expense included in operating income was as follows:

For the year ended	2017	2016	2015
CNBU	$1,344	$1,141	$1,053
SBU	1,083	844	761
MBU	926	580	512
EBU	484	379	321
All Other	13	20	9
Unallocated	11	16	11
	$3,861	$2,980	$2,667

Product Sales

For the year ended	2017	2016	2015
DRAM	$12,963	$7,207	$10,339
Trade NAND	6,228	4,138	4,811
Non-Trade	553	501	463
Other	578	553	579
	$20,322	$12,399	$16,192

Non-Trade primarily consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT under a long-term supply agreement at prices approximating cost. Information regarding products that combine both NAND and DRAM components is reported within Trade NAND. Other includes sales of NOR and trade 3D XPoint products.

Certain Concentrations

Markets with concentrations of net sales were approximately as follows:

For the year ended	2017	2016	2015
Compute and graphics	20%	20%	25%
Mobile	20%	20%	25%
SSDs and other storage	20%	20%	20%
Automotive, industrial, medical, and other embedded	15%	15%	10%
Server	15%	10%	15%

Sales to Kingston, as a percentage of total net sales, were 10% and 11% for 2017 and 2015, respectively. Sales to Intel, including Non-Trade sales through IMFT, as a percentage of total net sales, were 14% for 2016 and no other customer exceeded 10% of our total net sales. Substantially all of our sales to Kingston were included in our CNBU and SBU segments and substantially all of our sales to Intel were included in our SBU and CNBU segments.

We generally have multiple sources of supply for our raw materials and production equipment; however, only a limited number of suppliers are capable of delivering certain raw materials and production equipment that meet our standards and, in some cases, materials or production equipment are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-rate debt securities, trade receivables, and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor and monitoring credit risk of bank counterparties on an ongoing basis. A concentration of credit risk may exist with respect to receivables of certain customers. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced material losses on receivables. A concentration of risk may also exist with respect to derivatives as the number of counterparties to our currency hedges is limited and the notional amounts are relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions and through entering into master netting arrangements. Capped calls expose us to credit risk to the extent the counterparties may be unable to meet the terms of the agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

For the year ended	2017	2016	2015
China	$10,388	$5,301	$6,658
United States	2,763	1,925	2,565
Taiwan	2,544	1,521	2,241
Asia Pacific (excluding China and Japan)	1,808	1,610	2,037
Europe	1,360	937	1,248
Japan	1,025	831	1,026
Other	434	274	417
	$20,322	$12,399	$16,192

Net property, plant, and equipment by geographic area was as follows:

As of	2017	2016
Taiwan	$6,519	$2,081
Singapore	5,261	5,442
United States	4,253	3,890
Japan	2,827	2,685
China	453	491
Other	118	97
	$19,431	$14,686

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$6,138	$5,566	$4,648	$3,970
Gross margin	3,112	2,609	1,704	1,011
Operating income	2,502	1,963	1,044	359
Net income	2,369	1,647	894	180
Net income attributable to Micron	2,368	1,647	894	180

Earnings per share
Basic	$2.13	$1.49	$0.81	$0.17
Diluted	1.99	1.40	0.77	0.16

The second quarter of 2017 includes Inotera's results of operations from the December 6, 2016 acquisition date as well as a non-operating gain of $71 million for the revaluation of our previously-held 33% equity interest in Inotera to its fair value. (See "Acquisition of Inotera" note.) Results of operations in the fourth and third quarters of 2017 included losses of $37 million and $61 million, respectively, related to the repurchases and conversions of debt.

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,217	$2,898	$2,934	$3,350
Gross margin	579	498	579	849
Operating income (loss)	(32)	(27)	(5)	232
Net income (loss)	(170)	(215)	(96)	206
Net income (loss) attributable to Micron	(170)	(215)	(97)	206

Earnings (loss) per share
Basic	$(0.16)	$(0.21)	$(0.09)	$0.20
Diluted	(0.16)	(0.21)	(0.09)	0.19

Results of operations in the fourth quarter of 2016 included charges of $58 million related to restructure activities initiated in 2016.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Micron Technology, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries as of August 31, 2017 and September 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Inotera Memories, Inc. ("Inotera") from its assessment of internal control over financial reporting as of August 31, 2017, because it was acquired by the Company in a purchase business combination during the fiscal year ended August 31, 2017. We have also excluded Inotera from our audit of internal control over financial reporting. Inotera is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent 11% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2017.
/s/ PricewaterhouseCoopers LLP

San Jose, California
October 26, 2017

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

On December 6, 2016, we acquired the remaining 67% interest in Inotera and began consolidating Inotera. As a result, we are currently integrating Inotera's operations into our overall internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company, and accordingly, we expect to exclude Inotera from the assessment of internal control over financial reporting during that time.

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2017. The effectiveness of our internal control over financial reporting as of August 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Management's evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2017 has excluded Inotera from its assessment of internal control over financial reporting as of August 31, 2017 because it was acquired by us in a business combination on December 6, 2016. Inotera is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, "Directors and Executive Officers of the Registrant," in Part I, Item 1 of this report. Other information required by Items 10, 11, 12, 13, and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2017 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.
2.
Financial Statement Schedules:
Schedule I – Condensed Financial Information of the Registrant
Schedule II – Valuation and Qualifying Accounts

Certain Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended	August 31, 2017	September 1, 2016	September 3, 2015
Net sales	$5,652	$5,529	$5,547

Costs and expenses
Cost of goods sold	3,478	3,625	3,329
Selling, general, and administrative	331	266	299
Research and development	1,551	1,500	1,483
Other operating (income) expense, net	—	26	(12)
Total costs and expenses	5,360	5,417	5,099

Operating income	292	112	448

Interest income (expense), net	(366)	(348)	(273)
Other non-operating income (expense), net	(69)	182	(85)
	(143)	(54)	90

Income tax (provision) benefit	22	10	38
Equity in earnings (loss) of subsidiaries	5,210	(224)	2,773
Equity in net loss of equity method investees	—	(8)	(2)
Net income (loss) attributable to Micron	5,089	(276)	2,899
Other comprehensive income (loss)	64	(48)	(43)
Comprehensive income (loss) attributable to Micron	$5,153	$(324)	$2,856

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED BALANCE SHEETS
(in millions except par value amounts)

As of	August 31, 2017	September 1, 2016
Assets
Cash and equivalents	$2,197	$2,716
Short-term investments	319	258
Receivables	112	102
Notes and accounts receivable from subsidiaries	1,470	1,159
Finished goods	47	49
Work in process	215	244
Raw materials and supplies	89	91
Other current assets	42	54
Total current assets	4,491	4,673
Investment in subsidiaries	18,169	12,897
Long-term marketable investments	617	414
Noncurrent notes receivable from and prepaid expenses to subsidiaries	616	709
Property, plant, and equipment, net	2,330	2,026
Other noncurrent assets	335	412
Total assets	$26,558	$21,131

Liabilities and equity
Accounts payable and accrued expenses	$929	$916
Short-term debt and accounts payable to subsidiaries	700	314
Current debt	530	75
Other current liabilities	9	16
Total current liabilities	2,168	1,321
Long-term debt	5,320	7,313
Other noncurrent liabilities	428	417
Total liabilities	7,916	9,051

Commitments and contingencies

Redeemable convertible notes	21	—

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,116 shares issued and 1,112 outstanding (1,094 issued and 1,040 outstanding as of September 1, 2016)	112	109
Other equity	18,509	11,971
Total Micron shareholders' equity	18,621	12,080
Total liabilities and equity	$26,558	$21,131

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 31, 2017	September 1, 2016	September 3, 2015
Net cash provided by operating activities	$1,073	$836	$995

Cash flows from investing activities
Purchases of available-for-sale securities	(1,239)	(859)	(1,799)
Expenditures for property, plant, and equipment	(694)	(651)	(609)
Payments to settle hedging activities	(279)	(155)	(135)
Cash contributions to subsidiaries	(2)	(111)	(151)
Cash paid for acquisitions	—	(216)	(57)
Proceeds from sales of available-for-sale securities	776	1,015	1,045
Proceeds from settlement of hedging activities	195	337	78
Proceeds from maturities of available-for-sale securities	194	582	536
(Payments) proceeds on loans to subsidiaries, net	54	(550)	65
Cash distributions from subsidiaries	33	47	33
Other	7	72	(7)
Net cash provided by (used for) investing activities	(955)	(489)	(1,001)

Cash flows from financing activities
Repayments of debt	(1,711)	(332)	(1,645)
Payments of licensing obligations	(83)	(83)	(82)
Cash paid to acquire treasury stock	(35)	(148)	(884)
Proceeds from issuance of stock to Nanya	986	—	—
Proceeds from issuance of stock under equity plans	142	48	74
Proceeds from settlement of capped calls	125	—	—
Proceeds from issuance of debt	—	1,993	2,050
Proceeds from equipment sale-leaseback transactions	—	216	—
Other	(69)	(46)	(36)
Net cash provided by (used for) financing activities	(645)	1,648	(523)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	8	—	—

Net increase (decrease) in cash, cash equivalents, and restricted cash	(519)	1,995	(529)
Cash, cash equivalents, and restricted cash at beginning of period	2,716	721	1,250
Cash, cash equivalents, and restricted cash at end of period	$2,197	$2,716	$721

See accompanying notes to condensed financial statements.

MICRON TECHNOLOGY, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(All tabular amounts in millions)

Basis of Presentation

Micron, a Delaware corporation, was incorporated in 1978. Micron is the parent company of its consolidated subsidiaries and, together with its consolidated subsidiaries, is a global leader in advanced semiconductor systems. These condensed financial statements have been prepared on a parent-only basis, and as such, reflect transactions in a manner that may be different than the consolidated financial statements. Under this parent-only presentation, Micron's investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the United States for annual financial statements, they should be read in conjunction with Micron's audited Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for the year ended August 31, 2017.

Debt

	2017					2016
Instrument	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
Capital lease obligations	N/A	3.34%	$45	$126	$171	$70	$171	$241
2022 Notes	5.88%	6.14%	—	—	—	—	590	590
2022 Term Loan B	3.80%	4.22%	5	725	730	5	730	735
2023 Notes	5.25%	5.43%	—	991	991	—	990	990
2023 Secured Notes	7.50%	7.69%	—	1,238	1,238	—	1,237	1,237
2024 Notes	5.25%	5.38%	—	546	546	—	546	546
2025 Notes	5.50%	5.56%	—	515	515	—	1,139	1,139
2026 Notes	5.63%	5.73%	—	128	128	—	446	446
2032C Notes(1)	2.38%	5.95%	—	211	211	—	204	204
2032D Notes(1)	3.13%	6.33%	—	159	159	—	154	154
2033E Notes(1)(2)	1.63%	4.50%	202	—	202	—	168	168
2033F Notes(1)	2.13%	4.93%	278	—	278	—	271	271
2043G Notes(3)	3.00%	6.76%	—	671	671	—	657	657
Other notes	1.65%	1.65%	—	10	10	—	10	10
			$530	$5,320	$5,850	$75	$7,313	$7,388

(1)
Since the closing price of Micron's common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading-day period ended on June 30, 2017, these notes are convertible by the holders through the calendar quarter ended September 30, 2017. The closing price of Micron's common stock also exceeded the thresholds for the calendar quarter ended September 30, 2017; therefore, these notes are convertible by the holders through December 31, 2017. The 2033 Notes were classified as current as of August 31, 2017 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

(2)
The net carrying amount for 2017 included $31 million of derivative debt liabilities recognized as a result of our election to settle entirely in cash converted notes with an aggregate principal amount of $16 million. See "Convertible Senior Notes" below.

(3)	The 2043G Notes have an original principal amount of $820 million that accretes up to $917 million through the expected term in November 2028 and $1.03 billion at maturity in 2043.

Micron's convertible and other senior notes are unsecured obligations that rank equally in right of payment with all of Micron's other existing and future unsecured indebtedness, and are effectively subordinated to all of its other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. As of August 31, 2017, Micron had $3.70 billion of unsecured debt (net of unamortized discount and debt issuance costs), including all of its convertible notes and the 2023 Notes, 2024 Notes, 2025 Notes, and 2026 Notes, that was structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of all of Micron's indebtedness generally contain cross payment and cross acceleration provisions. As of August 31, 2017, Micron had guaranteed $4.16 billion of certain debt obligations of its subsidiaries, but does not guarantee the MMJ Creditor Payments (see "Commitments" below.) Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of Micron's other existing and future unsecured indebtedness.

The 2022 Term Loan B and 2023 Secured Notes are collateralized by substantially all of the assets of Micron and MSP, a subsidiary of Micron, subject to certain permitted liens on such assets. Included in Micron's balance sheet as of August 31, 2017 were $8.36 billion of assets which collateralize these notes, which includes $2.14 billion investment in subsidiaries. The 2022 Term Loan B Notes and 2023 Secured Notes are structurally subordinated to the indebtedness and other liabilities of all of Micron's subsidiaries that do not guarantee these debt obligations. MSP guarantees both of these notes.

Capital Lease Obligations

As of August 31, 2017 and September 1, 2016, Micron had production equipment with carrying values of $155 million and $226 million, respectively, under capital leases.

Convertible Senior Notes, Senior Secured Notes, and Unsecured Senior Notes

For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt."

Maturities of Notes Payable and Future Minimum Lease Payments

As of August 31, 2017, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2018	$211	$51
2019	231	44
2020	305	56
2021	195	32
2022	713	—
2023 and thereafter	4,365	—
Unamortized discounts and interest, respectively	(341)	(12)
	$5,679	$171

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

As of August 31, 2017, the maximum potential amount of future payments Micron could have been required to make under its debt guarantees was approximately $4.16 billion. Substantially all of this amount relates to guarantees for debt of wholly-owned entities whereby Micron would be obligated to perform under the guarantee if a subsidiary were to default on the terms of their debt arrangements. In the event of performance under the guarantee, Micron would be permitted to seek reimbursement from the subsidiary company(ies) through liquidation of the assets which were collateral under various debt instruments. At the time these contracts were entered into, the collateralized assets approximated the value of the outstanding guarantees. The majority of these guarantees expire at various times between January 2019 and April 2022. Micron guarantees a subsidiary credit facility that provides for up to $750 million of financing. As of August 31, 2017, there were no outstanding amounts drawn under this facility.

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

Micron has guaranteed the obligations of MSA under the 2021 MSAC Term Loan and the obligations of MSTW under the 2021 MSTW Term Loan. For further information, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – 2021 MSAC Senior Secured Term Loan and 2021 MSTW Senior Secured Term Loan."

Micron has guaranteed the obligations of certain of its subsidiaries to a supplier of capital equipment through June 2019. As of August 31, 2017, Micron had guaranteed $65 million of such payments.

Micron guarantees certain banking facilities for its wholly-owned consolidated entities. Substantially all of these guarantees relate to bank overdraft protections or issuance of commercial letters of credit/bank guarantees. The maximum potential amount of future payments Micron could be required to make under these guarantees of banking facilities varies based on the extent of potential credit exposure. Micron's business processes substantially mitigate the risk of wholly-owned subsidiaries overdrawing their bank accounts and the exposure under commercial letters of credit/bank guarantees is $35 million. The majority of these banking facility guarantees have no contractual expiration.

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

Related Party Transactions

Substantially all of Micron's activities relate to manufacturing and R&D services performed for its subsidiaries and to royalties received for use of product and process technology. Micron's net sales to consolidated subsidiaries were $5.58 billion, $5.38 billion, and $5.42 billion for 2017, 2016, and 2015, respectively. Gross margins on manufacturing activities are commensurate with market rates for such services. Transactions between Micron and its consolidated subsidiaries are eliminated in consolidation.

Micron engages in various transactions with its equity method investees and eliminate the profits or losses on those transactions to the extent of its ownership interest until such time as the profits or losses are realized. For further information regarding transactions between Micron and its equity method investees, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments."

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

MICRON TECHNOLOGY, INC.

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year
Deferred Tax Asset Valuation Allowance
Year ended August 31, 2017	$2,107	$—	$(64)	$278	$2,321
Year ended September 1, 2016	2,051	10	(63)	109	2,107
Year ended September 3, 2015	2,443	—	(260)	(132)	2,051

Amounts charged to other accounts for the year ended August 31, 2017 includes $325 million as a result of the adoption of ASU 2016-09. See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

3. Exhibits.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
2.1*	English Translation of Agreement on Support for Reorganization Companies with Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and its wholly-owned subsidiary, Akita Elpida Memory, Inc. dated July 2, 2012		8-K/A		2.1	10/31/12
2.2*	English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated October 29, 2012, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc.		8-K		2.3	10/29/12
2.3*	English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated July 31, 2013, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc.		8-K		2.4	8/6/13
2.4	English Translation of the Reorganization Plan of Elpida Memory, Inc.		8-K		2.5	8/6/13
2.5	2016 Share Swap Agreement, dated February 3, 2016 by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd. and Inotera Memories, Inc.		10-Q	3/3/16	2.6	4/8/16
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		99.1	4/15/14
4.1	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032		8-K		4.1	4/18/12
4.2	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032		8-K		4.3	4/18/12
4.3	Form of 2032C Note (included in Exhibit 4.1)		8-K		4.3	4/18/12
4.4	Form of 2032D Note (included in Exhibit 4.2)		8-K		4.3	4/18/12
4.5	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.875% Convertible Senior Notes due 2031		8-K		4.3	7/26/11
4.6	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee		8-K		4.1	2/12/13
4.7	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee		8-K		4.3	2/12/13
4.8	Form of 2033E Note (included in Exhibit 4.6)		8-K		4.1	2/12/13
4.9	Form of 2033F Note (included in Exhibit 4.7)		8-K		4.3	2/12/13
4.10	Indenture, dated as of November 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association		8-K		4.1	11/18/13
4.11	Form of New Note (included in Exhibit 4.10)		8-K		4.1	11/18/13
4.12	Indenture dated as of December 16, 2013, by and among Micron Semiconductor Asia Pte., Ltd., Wells Fargo Bank, National Association, and Export-Import Bank of the United States		10-Q	2/27/14	4.3	4/7/14
4.13	Indenture dated as of February 10, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	2/12/14
4.14	Form of Note (included in Exhibit 4.13)		8-K		4.1	2/12/14

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.15	Indenture, dated as of July 28, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	7/29/14
4.16	Form of Note (included in Exhibit 4.15)		8-K		4.1	7/29/14
4.17	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	4/30/15
4.18	Indenture, dated as of April 30, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	4/30/15
4.19	Form of Note (included in Exhibit 4.17)		8-K		4.1	4/30/15
4.20	Form of Note (included in Exhibit 4.18)		8-K		4.2	4/30/15
4.21	Indenture, dated as of February 3, 2015, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	2/3/15
4.22	Form of Note (included in Exhibit 4.21)		8-K		4.1	2/3/15
4.23	Indenture, dated as of April 26, 2016, by and among Micron Technology, Inc., the subsidiary guarantors from the time to time party thereto and U.S. Bank National Association, as trustee and collateral agent		8-K		4.1	4/26/16
4.24	Form of Note (included in Exhibit 4.23)		8-K		4.1	4/26/16
4.25	Section 382 Rights Agreement, dated as of July 20, 2016 by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as rights agent		8-K		4.1	7/20/16
10.1	Executive Officer Performance Incentive Plan, as Amended		DEF 14A		C	12/12/14
10.2	1997 Nonstatutory Stock Option Plan, as Amended		10-K	8/30/12	10.5	10/29/12
10.3	1998 Nonstatutory Stock Option Plan, as Amended		10-K	8/30/12	10.7	10/29/12
10.4	2001 Stock Option Plan, as Amended		10-K	8/30/12	10.8	10/29/12
10.5	2001 Stock Option Plan Form of Agreement		8-K		99.2	4/6/05
10.6	2004 Equity Incentive Plan, as Amended and Restated		10-K	9/1/16	10.6	10/28/16
10.7	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-K	9/1/16	10.7	10/28/16
10.8	Amended and Restated 2007 Equity Incentive Plan		10-K	9/1/16	10.8	10/28/16
10.9	2007 Equity Incentive Plan Forms of Agreement		10-K	9/1/16	10.9	10/28/16
10.10	Nonstatutory Stock Option Plan, as Amended		10-K	9/1/16	10.10	10/28/16
10.11	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions		10-K	9/1/16	10.11	10/28/16
10.12	Numonyx Holdings B.V. Equity Incentive Plan		S-8		4.1	6/16/10
10.13	Numonyx Holdings B.V. Equity Incentive Plan Forms of Agreement		S-8		4.2	6/16/10
10.14*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc.		10-Q	11/30/06	10.66	1/16/07
10.15	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	2/27/14	10.3	4/7/14
10.16*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation		10-Q	12/1/05	10.155	1/10/06
10.17*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC		10-Q	12/1/05	10.163	1/10/06
10.18	Form of Severance Agreement		8-K		99.2	11/1/07

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.19	Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008		10-Q	12/4/08	10.70	1/13/09
10.20*	2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE LTD, IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012		10-Q	3/1/12	10.104	4/9/12
10.21*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation		10-Q	5/31/12	10.108	7/9/12
10.22*	Amendment to the Master Agreement dated April 6, 2012, between Intel Corporation and Micron Technology, Inc.		10-Q	5/31/12	10.109	7/9/12
10.23*	Amended and Restated Supply Agreement dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC		10-Q	5/31/12	10.110	7/9/12
10.24*	Amended and Restated Supply Agreement dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC		10-Q	5/31/12	10.111	7/9/12
10.25*	Product Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	5/31/12	10.112	7/9/12
10.26*	Wafer Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	5/31/12	10.113	7/9/12
10.27	Form of Capped Call Confirmation dated April 2012		8-K		10.1	4/18/12
10.28*	Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.		10-Q	2/28/13	10.122	4/8/13
10.29*	Joint Venture Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc. and Nanya Technology Corporation		10-Q	2/28/13	10.123	4/8/13
10.30*	Facilitation Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc., Nanya Technology Corporation and Inotera Memories, Inc.		10-Q	2/28/13	10.124	4/8/13
10.31	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation		10-Q	2/28/13	10.125	4/8/13
10.32*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	2/28/13	10.126	8/7/13
10.33*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc.		10-Q	2/28/13	10.127	4/8/13
10.34*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	2/28/13	10.128	8/7/13
10.35*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q	2/28/13	10.129	4/8/13
10.36*	Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Memories, Inc.		10-Q	2/28/13	10.130	4/8/13

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.37*	English Translation of Front-End Manufacturing Supply Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc.		8-K/A		10.139	10/2/13
10.38*	English Translation of Research and Development Engineering Services Agreement, dated July 31, 2013, by and between Micron Technology, Inc. and Elpida Memory, Inc.		8-K		10.140	8/6/13
10.39*	English Translation of General Services Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc.		8-K/A		10.141	10/2/13
10.40	Form of Capped Call Confirmation dated February 2013		8-K		10.1	2/12/13
10.41	Purchase Agreement, dated as of February 5, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers		8-K		10.1	2/7/14
10.42	Registration Rights Agreement, dated as of February 10, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers		8-K		10.1	2/12/14
10.43	Purchase Agreement, dated as of July 23, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers		8-K		10.1	7/24/14
10.44	Registration Rights Agreement dated as of July 28, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers		8-K		10.1	7/29/14
10.45	Credit Agreement dated as of December 2, 2014 among Micron Technology, Inc. and Micron Semiconductor Products, Inc., as Borrowers, HSBC Bank USA, N.A., as Administrative Agent, Co-Collateral Agent, Joint Lead Arranger and Joint Book Runner, and certain other financial institutions party thereto as additional agents and/or lenders		8-K		99.1	12/8/14
10.46	Facility Agreement, dated February 12, 2015, among Micron Semiconductor Asia Pte. Ltd., as borrower, certain financial institutions party thereto, and The Hongkong and Shanghai Banking Corporation Limited, as facility agent, security agent and account bank		10-Q	3/5/15	10.88	4/10/15
10.47*	2015 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.		10-Q	3/5/15	10.90	4/10/15
10.48*	2016 Supply Agreement, dated February 10, 2015, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.		10-Q	3/5/15	10.91	4/10/15
10.49*	Second Amended and Restated Supply Agreement, dated February 10, 2017, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	3/2/17	10.49	3/28/17
10.50*	Amended and Restated Supplemental Wafer Supply Agreement, dated February 10, 2017, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	3/2/17	10.50	3/28/17
10.51*	Amended and Restated Wafer Supply Agreement No. 3 dated, February 10, 2017, by and among Micron Technology, Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	3/2/17	10.51	3/28/17
10.52*	First Amendment to the Wafer Supply Agreement, dated September 1, 2015, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-K	9/3/15	10.54	10/27/15

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.53	Purchase Agreement, dated as of April 27, 2015, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers		8-K		10.1	4/30/15
10.54*	2016 Technology Transfer and License Option Agreement for 1X Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	3/3/16	10.56	9/8/16
10.55*	2016 Technology Transfer and License Option Agreement for 1Y Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	3/3/16	10.57	9/8/16
10.56	Form of Voting and Support Agreement by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd., and Nanya Technology Corporation and certain of its affiliates		10-Q	3/3/16	10.58	4/8/16
10.57	2016 First Amendment to the Second Amended and Restated Operating Agreement dated January 5, 2016 by and among Micron Technology, Inc. and Intel Corporation		10-Q	3/3/16	10.59	4/8/16
10.58*	Amendment to Technology Transfer and License Option Agreement for 1X Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation		10-Q	6/2/16	10.60	7/6/16
10.59*	Amendment to Technology Transfer and License Option Agreement for 1Y Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation		10-Q	6/2/16	10.61	7/6/16
10.60	Security Agreement, dated as of April 26, 2016 made by Micron Technology, Inc. and certain subsidiaries in favor of U.S. Bank National Association, as collateral agent		8-K		10.1	4/26/16
10.61	Credit Agreement, dated as of April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto		8-K		10.2	4/26/16
10.62	Guarantee and Collateral Agreement, dated as of April 26, 2016, made by Micron Technology, Inc. and certain of its subsidiaries in favor of Morgan Stanley Senior Funding, Inc., as collateral agent		8-K		10.3	4/26/16
10.63	English translation of Syndicated Loan Agreement dated October 11, 2016, as Amended on November 23, 2016 by and among Inotera Memories, Inc., Micron Semiconductor Taiwan Co., Ltd., certain financial institutions party thereto and Bank of Taiwan, as Facility Agent and Mega International Commercial Bank Co., Ltd., as Collateral Agent		10-Q	12/1/16	10.63	1/9/17
10.64	Deferred Compensation Plan		10-Q	3/2/17	10.64	3/28/17
10.65	First Amendment to the Credit Agreement, dated April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto		10-Q	12/16/16	10.65	1/9/17
10.66	English translation of Facility Agreement dated November 18, 2016, by and among Micron Semiconductor Asia Capital II Pte. Ltd., certain financial institutions party thereto and DBS Bank Ltd., as Facility Agent, Security Agent and Account Bank		10-Q	12/16/16	10.66	1/9/17
10.67	Executive Agreement dated April 26, 2017 by and between Micron Technology, Inc. and Sanjay Mehrotra		10-Q	6/1/17	10.67	6/30/17

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.68	Second Amendment to the Credit Agreement, dated April 26, 2017, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto		10-Q	6/1/17	10.68	6/30/17
10.69
English translation of the Second Amendment to the Syndicated Loan Agreement, dated as of July 14, 2017 by and among Micron Technology Taiwan, Inc., Micron Semiconductor Taiwan, Co., Ltd., certain financial institutions party thereto and Bank of Taiwan, as Facility Agent and Mega International Commercial Bank Co., Ltd., as Collateral Agent
X
10.70	Executive Covenant Agreement dated June 23, 2017 by and between Micron Technology, Inc. and Sumit Sadana	X
10.71	Second Amendment to the Amended and Restated Severance Agreement effective July 24, 2017 by and between Micron Technology, Inc. and D. Mark Durcan	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 26th day of October 2017.

Micron Technology, Inc.
By:	/s/ Ernest E. Maddock
Ernest E. Maddock Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay Mehrotra	President and	October 26, 2017
(Sanjay Mehrotra)	Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ Ernest E. Maddock	Senior Vice President and	October 26, 2017
(Ernest E. Maddock)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Robert L. Bailey	Director	October 26, 2017
(Robert L. Bailey)

/s/ Richard M. Beyer	Director	October 26, 2017
(Richard M. Beyer)

/s/ Patrick J. Byrne	Director	October 26, 2017
(Patrick J. Byrne)

/s/ Mercedes Johnson	Director	October 26, 2017
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 26, 2017
(Lawrence N. Mondry)

/s/ Robert E. Switz	Chairman of the Board	October 26, 2017
(Robert E. Switz)	Director