Form 10-Q
period 2017-11-30
MICRON TECHNOLOGY INC
filed 2017-12-20
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of December 15, 2017 was 1,156,314,972.

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands – Micron®, Crucial®, and Ballistix® – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, NOR Flash, and 3D XPointTM memory, is transforming how the world uses information to enrich life. Backed by nearly 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, machine learning, and autonomous vehicles, in key market segments like cloud, data center, networking, and mobile.

Micron, Crucial, Ballistix, any associated logos, and all other Micron trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the United States and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the registered or unregistered trademarks of their respective owners.

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding the effect of U.S. tax reform; timing of product introductions; our expectation to engage, from time to time, in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; and capital spending in 2018. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Other Information – Item 1A. Risk Factors."

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 MSAC Term Loan	Variable Rate MSAC Senior Secured Term Loan due 2021	Intel	Intel Corporation
2021 MSTW Term Loan	Variable Rate MSTW Senior Secured Term Loan due 2021	Japan Court	Tokyo District Court
2022 Term Loan B	Senior Secured Term Loan B due 2022	LPDRAM	Mobile Low-Power DRAM
2023 Notes	5.25% Senior Notes due 2023	Micron	Micron Technology, Inc. (Parent Company)
2023 Secured Notes	7.50% Senior Secured Notes due 2023	MMJ	Micron Memory Japan, Inc.
2024 Notes	5.25% Senior Notes due 2024	MMJ Group	MMJ and its subsidiaries
2025 Notes	5.50% Senior Notes due 2025	MMT	Micron Memory Taiwan Co., Ltd.
2026 Notes	5.63% Senior Notes due 2026	MSP	Micron Semiconductor Products, Inc.
2032 Notes	2032C and 2032D Notes	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2032C Notes	2.38% Convertible Senior Notes due 2032	MTTW	Micron Technology Taiwan, Inc.
2032D Notes	3.13% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2033 Notes	2033E and 2033F Notes	R&D	Research and Development
2033E Notes	1.63% Convertible Senior Notes due 2033	SG&A	Selling, General, and Administrative
2033F Notes	2.13% Convertible Senior Notes due 2033	SSD	Solid-State Drive
2043G Notes	3.00% Convertible Senior Notes due 2043	Tera Probe	Tera Probe, Inc.
IMFT	IM Flash Technologies, LLC	TLC	Triple-Level Cell
Inotera	Inotera Memories, Inc.	VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	November 30, 2017	December 1, 2016
Net sales	$6,803	$3,970
Cost of goods sold	3,056	2,959
Gross margin	3,747	1,011

Selling, general, and administrative	191	159
Research and development	448	470
Other operating (income) expense, net	11	23
Operating income	3,097	359

Interest income	23	7
Interest expense	(124)	(139)
Other non-operating income (expense), net	(204)	(14)
	2,792	213

Income tax (provision) benefit	(114)	(31)
Equity in net income (loss) of equity method investees	—	(2)
Net income	2,678	180

Net (income) attributable to noncontrolling interests	—	—
Net income attributable to Micron	$2,678	$180

Earnings per share
Basic	$2.36	$0.17
Diluted	2.19	0.16

Number of shares used in per share calculations
Basic	1,134	1,040
Diluted	1,225	1,091

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	November 30, 2017	December 1, 2016
Net income	$2,678	$180

Other comprehensive income (loss), net of tax
Gain (loss) on derivatives, net	(3)	(7)
Pension liability adjustments	(1)	(1)
Gain (loss) on investments, net	(1)	(1)
Foreign currency translation adjustments	—	37
Other comprehensive income (loss)	(5)	28
Total comprehensive income	2,673	208
Comprehensive (income) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Micron	$2,673	$208

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	November 30, 2017	August 31, 2017
Assets
Cash and equivalents	$6,008	$5,109
Short-term investments	166	319
Receivables	3,876	3,759
Inventories	3,160	3,123
Other current assets	148	147
Total current assets	13,358	12,457
Long-term marketable investments	314	617
Property, plant, and equipment, net	20,723	19,431
Intangible assets, net	368	387
Deferred tax assets	731	766
Goodwill	1,228	1,228
Other noncurrent assets	469	450
Total assets	$37,191	$35,336

Liabilities and equity
Accounts payable and accrued expenses	$3,766	$3,664
Deferred income	416	408
Current debt	1,401	1,262
Total current liabilities	5,583	5,334
Long-term debt	7,644	9,872
Other noncurrent liabilities	553	639
Total liabilities	13,780	15,845

Commitments and contingencies

Redeemable convertible notes	18	21

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,158 shares issued and outstanding (1,116 shares issued and 1,112 outstanding as of August 31, 2017)	116	112
Additional capital	9,448	8,287
Retained earnings	12,938	10,260
Treasury stock, 4 shares as of August 31, 2017	—	(67)
Accumulated other comprehensive income	24	29
Total Micron shareholders' equity	22,526	18,621
Noncontrolling interests in subsidiaries	867	849
Total equity	23,393	19,470
Total liabilities and equity	$37,191	$35,336

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	November 30, 2017	December 1, 2016
Cash flows from operating activities
Net income	$2,678	$180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,090	771
Amortization of debt discount and other costs	29	32
Loss on debt repurchases and conversions	195	1
Stock-based compensation	51	46
Change in operating assets and liabilities
Receivables	(121)	(401)
Inventories	(37)	139
Accounts payable and accrued expenses	(261)	299
Other	12	71
Net cash provided by operating activities	3,636	1,138

Cash flows from investing activities
Expenditures for property, plant, and equipment	(1,956)	(1,264)
Purchases of available-for-sale securities	(186)	(84)
Payments to settle hedging activities	(17)	(173)
Proceeds from sales of available-for-sale securities	554	512
Proceeds from maturities of available-for-sale securities	85	55
Proceeds from settlement of hedging activities	28	7
Other	58	11
Net cash provided by (used for) investing activities	(1,434)	(936)

Cash flows from financing activities
Repayments of debt	(2,744)	(188)
Payments on equipment purchase contracts	(133)	(24)
Proceeds from issuance of stock	1,472	29
Proceeds from issuance of debt	150	16
Other	(27)	(45)
Net cash provided by (used for) financing activities	(1,282)	(212)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(6)	(42)

Net increase (decrease) in cash, cash equivalents, and restricted cash	914	(52)
Cash, cash equivalents, and restricted cash at beginning of period	5,216	4,263
Cash, cash equivalents, and restricted cash at end of period	$6,130	$4,211

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 31, 2017. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2018 and 2017 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 31, 2017.

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

Unconsolidated VIE

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an. In connection therewith, we had capital lease obligations and net property, plant, and equipment of $84 million and $81 million, respectively, as of November 30, 2017, and $80 million and $76 million, respectively, as of August 31, 2017.

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

Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16 – Intra-Entity Transfers Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU will be effective for us in the first quarter of 2019 and requires modified retrospective adoption. We are evaluating the effects of our adoption of this ASU on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of- use asset and corresponding liability, measured at the present value of the lease payments. This ASU will be effective for us in the first quarter of 2020 with early adoption permitted and requires modified retrospective adoption. The adoption of this ASU will result in an increase in right-of-use assets and corresponding liabilities. We are evaluating the timing and other effects of our adoption of this ASU on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in the first quarter of 2019 and allows for either full retrospective or modified retrospective adoption. We expect that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to our distributors under agreements allowing rights of return or price protection will be generally earlier than under the existing revenue recognition guidance. Revenue recognized upon resale by our customers under these arrangements was 22% and 23% of our consolidated revenue for the first quarters of 2018 and 2017, respectively. After adoption, the impact of this change in any reporting period would be the net effect of changes to revenue recognized as of the beginning and end of each period. We are evaluating the method and other effects of our adoption of this ASU on our financial statements.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, now known as Micron Technology Taiwan, Inc. ("MTTW") and accounted for our ownership interest under the equity method. On December 6, 2016, we acquired the remaining 67% ownership interest in Inotera not owned by us (the "Inotera Acquisition") and began consolidating Inotera's operating results. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan, and previously sold such products exclusively to us through supply agreements, under which we purchased $504 million of DRAM products in the first quarter of 2017, based on a pricing formula that equally shared margin between Inotera and us.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if the Inotera Acquisition had occurred on September 4, 2015. The pro forma financial information includes the accounting effects of the business combination, including adjustments for depreciation of property, plant, and equipment, interest expense, elimination of intercompany activities, and revaluation of inventories. The pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Inotera Acquisition occurred on September 4, 2015.

Quarter ended	December 1, 2016
Net sales	$3,965
Net income	190
Net income attributable to Micron	190
Earnings per share
Basic	0.17
Diluted	0.17

The pro forma financial information for the first quarter of 2017 includes our results for the quarter ended December 1, 2016, the results of Inotera for the three months ended November 30, 2016, and the adjustments described above.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	November 30, 2017				August 31, 2017
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$1,850	$—	$—	$1,850	$2,237	$—	$—	$2,237
Level 1(2)
Money market funds	3,971	—	—	3,971	2,332	—	—	2,332
Level 2(3)
Corporate bonds	3	96	156	255	—	193	315	508
Certificates of deposit	169	7	3	179	483	24	3	510
Government securities	5	45	65	115	1	90	126	217
Asset-backed securities	—	13	90	103	—	2	173	175
Commercial paper	10	5	—	15	56	10	—	66
	6,008	$166	$314	$6,488	5,109	$319	$617	$6,045
Restricted cash(4)	122				107
Cash, cash equivalents, and restricted cash	$6,130				$5,216

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of November 30, 2017 or August 31, 2017.

(4)	Restricted cash is included in other noncurrent assets and primarily represents balances related to the MMJ Creditor Payments and interest reserve balances related to the 2021 MSTW Term Loan.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of November 30, 2017, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	November 30, 2017	August 31, 2017
Trade receivables	$3,603	$3,490
Income and other taxes	106	100
Other	167	169
	$3,876	$3,759

Inventories

As of	November 30, 2017	August 31, 2017
Finished goods	$874	$856
Work in process	1,957	1,968
Raw materials and supplies	329	299
	$3,160	$3,123

Property, Plant, and Equipment

As of	November 30, 2017	August 31, 2017
Land	$345	$345
Buildings	8,134	7,958
Equipment(1)	33,980	32,187
Construction in progress(2)	560	499
Software	579	544
	43,598	41,533
Accumulated depreciation	(22,875)	(22,102)
	$20,723	$19,431

(1)	Included costs related to equipment not placed into service of $2.06 billion and $994 million, as of November 30, 2017 and August 31, 2017, respectively.

(2)	Included building-related construction and tool installation costs for assets not placed into service.

Intangible Assets and Goodwill

As of	November 30, 2017		August 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$753	$(493)	$756	$(477)
Non-amortizing assets
In-process R&D	108	—	108	—

Total intangible assets	$861	$(493)	$864	$(477)

Goodwill	$1,228		$1,228

During the first quarters of 2018 and 2017, we capitalized $9 million and $8 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively. Expected amortization expense is $73 million for the remainder of 2018, $50 million for 2019, $33 million for 2020, $28 million for 2021, and $19 million for 2022.

Accounts Payable and Accrued Expenses

As of	November 30, 2017	August 31, 2017
Accounts payable	$1,209	$1,333
Property, plant, and equipment payables	1,314	1,018
Salaries, wages, and benefits	460	603
Income and other taxes	233	163
Customer advances	198	197
Other	352	350
	$3,766	$3,664

Debt

As of	November 30, 2017					August 31, 2017
Instrument	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ Creditor Payments	N/A	6.52%	$157	$474	$631	$157	$474	$631
Capital lease obligations	N/A	3.74%	354	759	1,113	357	833	1,190
2021 MSAC Term Loan	3.72%	3.95%	149	648	797	99	697	796
2021 MSTW Term Loan	2.85%	3.01%	—	2,655	2,655	—	2,640	2,640
2022 Term Loan B	3.39%	3.80%	5	724	729	5	725	730
2023 Notes	5.25%	5.43%	—	—	—	—	991	991
2023 Secured Notes	7.50%	7.69%	—	—	—	—	1,238	1,238
2024 Notes	5.25%	5.38%	—	546	546	—	546	546
2025 Notes	5.50%	5.56%	—	515	515	—	515	515
2026 Notes	5.63%	5.73%	—	129	129	—	128	128
2032C Notes(1)	2.38%	5.95%	234	164	398	—	211	211
2032D Notes(1)	3.13%	6.33%	—	160	160	—	159	159
2033E Notes(1)	1.63%	4.50%	77	—	77	202	—	202
2033F Notes(1)	2.13%	4.93%	280	—	280	278	—	278
2043G Notes	3.00%	6.76%	—	675	675	—	671	671
IMFT Member Debt	0.00%	0.00%	—	150	150	—	—	—
Other notes	2.00%	2.56%	145	45	190	164	44	208
			$1,401	$7,644	$9,045	$1,262	$9,872	$11,134

(1)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on September 30, 2017, these notes are convertible by the holders through the calendar quarter ended December 31, 2017. The 2033 Notes were classified as current because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of the dates presented. A portion of the 2032C Notes were classified as current because holders had converted the notes and they were not settled as of November 30, 2017.

Debt Repurchases and Conversions

During the first quarter of 2018, we repurchased or converted an aggregate of $2.36 billion principal amount of our debt.

If we receive a notice of conversion for any of our convertible notes, and we elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

The following table presents the effects of repurchases and conversions of our debt in the first quarter of 2018:

Quarter ended November 30, 2017	Decrease in Principal	Increase (Decrease) in Carrying Value	Decrease in Cash	Decrease in Equity	Gain (Loss)
Repurchases
2023 Secured Notes(1)	$(1,250)	$(1,238)	$(1,373)	$—	$(135)
2023 Notes(2)	(1,000)	(991)	(1,046)	—	(55)
Conversions
2033E Notes(3)	(105)	(125)	(216)	(81)	(10)
2032C Notes(4)	—	186	—	(191)	5
	$(2,355)	$(2,168)	$(2,635)	$(272)	$(195)

(1)
Redeemed $438 million of principal amount on November 13, 2017, which represented 35% of the original principal amount issued and was settled with proceeds from our common stock issuance in October 2017. Also redeemed the remaining $812 million of principal amount on November 16, 2017.

(2)	Redeemed on November 16, 2017.

(3)
In August 2017, holders converted an aggregate principal amount of $58 million, which were settled in the first quarter of 2018 for $92 million in cash and 3 million shares of our treasury stock. During the quarter ended November 30, 2017, holders converted an aggregate principal amount of $50 million. For converted notes with an aggregate principal amount of $20 million, we settled the principal amount of the conversion in the first quarter of 2018 with cash of $20 million and the remainder of the conversion amount was settled with 1 million shares of our treasury stock. For the remaining aggregate principal amount of $30 million of conversions in the first quarter of 2018, we elected to settle the conversion obligation in excess of the principal amount in cash. We paid $104 million in the first quarter of 2018 to settle obligations for $27 million of the aggregate principal amount and obligations for the remaining $3 million in principal will settle in the second quarter of 2018.

(4)
Holders converted an aggregate principal amount of $51 million and we elected to settle the conversion obligation in excess of the principal amount in cash. As a result, the carrying amount as of November 30, 2017 increased for the fair values of the derivative debt liability. The conversion of these notes will settle in the second quarter of 2018.

IMFT Member Debt

In November 2017, Intel provided debt financing (the "IMFT Member Debt") of $150 million to IMFT pursuant to the terms of the IMFT joint venture agreement. Pursuant to the IMFT joint venture agreement, the IMFT Member Debt bears no interest, matures upon the completion of the auction and the sale of assets of IMFT prior to the dissolution, liquidation, or other wind-up of IMFT, and is convertible, at the election of Intel, in whole or in part, into a capital contribution to IMFT. Upon conversion, the IMFT Member Debt would be added to IMFT's capital balance as a contribution from Intel. Additionally, to the extent IMFT distributes cash to its members under the terms of the IMFT joint venture agreement, Intel may, at its option, designate any portion of the distribution to be a repayment of the IMFT Member Debt, without penalty or premium. In the event Intel exercises its right to put its interest in IMFT to us, or if we exercise our right to call from Intel its interest in IMFT, Intel will transfer to Micron any IMFT Member Debt outstanding at the time of the closing of the put or call transaction.

2022 Senior Secured Term Loan B Repricing Amendment

On October 26, 2017, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the interest rate margins. As of November 30, 2017, the 2022 Term Loan B bears interest at LIBOR plus 2.00%.

Convertible Senior Notes

As of November 30, 2017, the trading price of our common stock was higher than the initial conversion prices of our convertibles notes. As a result, the conversion values for these notes exceeded the principal amounts by $2.87 billion as of November 30, 2017.

Contingencies

We have accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, including those described below. We are currently a party to other legal actions arising from the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations, or financial condition.

Patent Matters

As is typical in the semiconductor and other high-tech industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon their intellectual property rights.

On November 21, 2014, Elm 3DS Innovations, LLC ("Elm") filed a patent infringement action against Micron, MSP, and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe 13 U.S. patents and seeks damages, attorneys' fees, and costs.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of November 30, 2017, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Equity

Micron Shareholders' Equity

Common Stock Issuance: In October 2017, we issued 34 million shares of our common stock for $41.00 per share in a public offering for proceeds of $1.36 billion, net of underwriting fees and other offering costs.

Outstanding Capped Calls: In connection with certain of our convertible notes, we entered into capped call transactions, which are intended to reduce the effect of potential dilution. The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above the strike prices on the expiration dates. As of November 30, 2017, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below the strike prices for all capped calls at expiration, to $527 million, if the trading price of our stock is at or above the cap prices for all capped calls. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

Expiration of Capped Calls: Subsequent to the end of our first quarter of 2018, we share-settled expirations of portions of our capped calls, and received 5 million shares (equal to a value of $215 million) based on the volume-weighted trading stock prices at the expiration dates. The shares received were recorded as treasury stock.

Noncontrolling Interests in Subsidiaries

As of	November 30, 2017		August 31, 2017
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$850	49%	$832	49%
Other	17	Various	17	Various
	$867		$849

IMFT: Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel to manufacture semiconductor products exclusively for its members, who share the output of IMFT generally in proportion to their investment under a long-term supply agreement at prices approximating cost. For the first quarters of 2018 and 2017, sales to Intel under such agreements were $112 million and $110 million, respectively. In the first quarter of 2018, IMFT discontinued production of NAND and continues to ramp production of 3D XPoint products. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. At any time through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for approximately the net book value of Intel's noncontrolling interest balance at the time of the closing. If Intel exercises its put right, we can elect to set the closing date of the transaction any time between six months and two years following such election by Intel and can elect to receive financing of the purchase price from Intel for one to two years from the closing date. If we exercise our call right, Intel can elect to set the closing date of the transaction to be any time between six months and one year following such election. Following the closing of either the put or the call, we will continue to supply to Intel for a period of one year, at Intel's choice, between 50% and 100% of Intel's immediately preceding six-month period pre-closing volumes of IMFT products for the first six-month period following the closing and, at Intel's choice, between 0% and 100% of Intel's first six-month period following the closing volumes of IMFT products for the second six-month period following the closing, at a margin that varies depending on whether the put or call was exercised. As of November 30, 2017, IMFT had $150 million of IMFT Member Debt outstanding from Intel. Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	November 30, 2017	August 31, 2017
Assets
Cash and equivalents	$117	$87
Receivables	79	81
Inventories	106	128
Other current assets	4	7
Total current assets	306	303
Property, plant, and equipment, net	2,075	1,852
Other noncurrent assets	49	49
Total assets	$2,430	$2,204

Liabilities
Accounts payable and accrued expenses	$351	$299
Deferred income	8	6
Current debt	19	19
Total current liabilities	378	324
Long-term debt	220	75
Other noncurrent liabilities	82	88
Total liabilities	$680	$487
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings of MMJ, the 2021 MSTW Term Loan covenants, and the IMFT joint venture agreement, our total restricted net assets (excluding intercompany balances and noncontrolling interests) as of November 30, 2017 were $3.71 billion for the MMJ Group, $2.35 billion for MSTW and MTTW, and $899 million for IMFT.

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

As of	November 30, 2017		August 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$6,484	$6,342	$8,793	$8,423
Convertible notes	4,670	1,590	3,901	1,521

The fair values of our convertible notes were determined based on Level 2 inputs, including the trading price of our convertible notes when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our other debt instruments were estimated based on Level 2 inputs, including discounted cash flows, including the trading price of our notes, when available, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

We use derivative instruments to manage our exposure to changes in currency exchange rates from our monetary assets and liabilities denominated in currencies other than the U.S. dollar. We do not use derivative instruments for speculative purpose.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: To hedge our exposures of monetary assets and liabilities to changes in currency exchange rates, we generally utilize a rolling hedge strategy with currency forward contracts that mature within nine months. In addition, to mitigate the risk of the yen strengthening against the U.S. dollar with respect to our MMJ Creditor Payments due in December 2017 and 2018, as of November 30, 2017, we had forward contracts to purchase 18 billion yen in December 2017 and 28 billion yen in December 2018. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2).

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes that become derivative debt liabilities subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts of our convertible note settlement obligations were based on the volume-weighted-average stock price (Level 2). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Assets(2)	Current Liabilities(3)	Noncurrent Assets(4)	Noncurrent Liabilities(5)
As of November 30, 2017
Currency forward contracts
New Taiwan dollar	$3,388	$31	$(2)	$—	$—
Yen	1,733	5	(4)	—	(4)
Singapore dollar	570	2	—	—	—
Euro	210	1	—	—	—
Other	47	—	(1)	—	—
	$5,948

Convertible notes settlement obligation	6	—	(249)	—	—
		$39	$(256)	$—	$(4)

As of August 31, 2017
Currency forward contracts
New Taiwan dollar	$2,921	$22	$(2)	$—	$—
Yen	1,209	5	—	1	—
Singapore dollar	324	1	—	—	—
Euro	368	5	(2)	—	—
Other	25	1	(1)	—	—
	$4,847

Convertible notes settlement obligation	2	—	(47)	—	—
		$34	$(52)	$1	$—

(1)	Notional amounts of forward contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Included in other noncurrent assets.

(5)	Included in other noncurrent liabilities.

Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, recognized losses were $2 million and $178 million for the first quarters of 2018 and 2017, respectively.

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

	Notional Amount (in U.S. Dollars)	Fair Value
		Current Assets(1)	Current Liabilities(2)
As of November 30, 2017
Euro	$310	$5	$—
Yen	254	1	(3)
	$564	$6	$(3)
As of August 31, 2017
Euro	$198	$13	$—
Yen	258	4	—
	$456	$17	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

We recognized losses of $4 million and $9 million for the first quarters of 2018 and 2017, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. Neither the ineffective portions of cash flow hedges recognized in other non-operating income (expense) nor the reclassifications from accumulated other comprehensive income (loss) to earnings were material in the first quarters of 2018 and 2017. The amounts from cash flow hedges included in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings in the next 12 months were also not material.

Equity Plans

As of November 30, 2017, 99 million shares of our common stock were available for future awards under our equity plans.

Stock Options

Quarter ended	November 30, 2017	December 1, 2016
Stock options granted	1	2
Weighted-average grant-date fair value per share	$17.67	$7.66
Average expected life in years	5.6	5.7
Weighted-average expected volatility	44%	46%
Weighted-average risk-free interest rate	2.1%	1.4%
Expected dividend yield	0.0%	0.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

Quarter ended	November 30, 2017	December 1, 2016
Restricted stock award shares granted	2	3
Weighted-average grant-date fair value per share	$39.01	$18.22

Stock-based Compensation Expense

Quarter ended	November 30, 2017	December 1, 2016
Stock-based compensation expense by caption
Cost of goods sold	$20	$19
Selling, general, and administrative	18	15
Research and development	13	12
	$51	$46

Stock-based compensation expense by type of award
Stock options	$17	$17
Restricted stock awards	34	29
	$51	$46

As of November 30, 2017, $348 million of total unrecognized compensation costs for unvested awards was expected to be recognized through the first quarter of 2022, resulting in a weighted-average period of 1.2 years.

Research and Development

We share the cost of certain product and process development activities with development partners. Our R&D expenses were reduced by reimbursements under these arrangements by $56 million for each of the first quarters of 2018 and 2017.

Other Non-Operating Income (Expense), Net

Quarter ended	November 30, 2017	December 1, 2016
Loss on debt repurchases and conversions	$(195)	$(2)
Loss from changes in currency exchange rates	(9)	(12)
	$(204)	$(14)

Income Taxes

Our income tax (provision) benefit consisted of the following:

Quarter ended	November 30, 2017	December 1, 2016
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	$(26)	$(13)
Other income tax (provision) benefit, primarily other non-U.S. operations	(88)	(18)
	$(114)	$(31)

We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases. Income taxes on U.S. operations in the first quarters of 2018 and 2017 were substantially offset by changes in the valuation allowance.

We operate in a number of tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and are taxed at lower tax rates than the U.S. statutory rate and in a number of locations outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $391 million (benefitting our diluted earnings per share by $0.32) for the first quarter of 2018 and by $40 million ($0.04 per diluted share) for the first quarter of 2017.

U.S. tax reform legislation, if enacted on terms similar to current proposals, could reduce the U.S. corporate income tax rate and significantly affect how income from foreign operations is taxed in the United States. U.S. tax reform could subject a significant portion of cumulative and future foreign earnings to U.S. income taxes. We will assess the impact of U.S. tax reform on the realizability of the net deferred tax assets of our U.S. operations, which as of August 31, 2017, were reduced by a full valuation allowance of $1.52 billion. In addition, the reduction of the U.S. corporate income tax rate could have the effect of reducing the value of certain of our deferred tax assets in the United States. U.S. tax reform may have an adverse effect on our provision for income taxes and could cause a significant increase in our cash tax liabilities in the near term. We have available net operating loss and tax credit carryforwards that may partially offset taxes that result from U.S. tax reform.

Earnings Per Share

Quarter ended	November 30, 2017	December 1, 2016
Net income attributable to Micron – Basic and Diluted	$2,678	$180

Weighted-average common shares outstanding – Basic	1,134	1,040
Dilutive effect of equity plans and convertible notes	91	51
Weighted-average common shares outstanding – Diluted	1,225	1,091

Earnings per share
Basic	$2.36	$0.17
Diluted	2.19	0.16

Antidilutive potential common shares that could dilute basic earnings per share in the future were 2 million and 64 million for the first quarters of 2018 and 2017, respectively.

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

Quarter ended	November 30, 2017	December 1, 2016
Net sales
CNBU	$3,212	$1,470
SBU	1,383	860
MBU	1,365	1,032
EBU	830	578
All Other	13	30
	$6,803	$3,970

Operating income (loss)
CNBU	$1,914	$204
SBU	400	(45)
MBU	505	89
EBU	342	178
All Other	(4)	12
	3,157	438

Unallocated
Stock-based compensation	(51)	(46)
Restructure and asset impairments	(6)	(29)
Other	(3)	(4)
	(60)	(79)

Operating income	$3,097	$359

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 31, 2017. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2018 and 2017 each contain 52 weeks. All production data includes the production of IMFT and Inotera. All tabular dollar amounts are in millions, except per share amounts.

Our Management's Discussion and Analysis is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This discussion is organized as follows:

•	Overview: Overview of our operations, business, and highlights of key events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and liquidity.

•	Recently Issued Accounting Standards

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands – Micron, Crucial, and Ballistix – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, NOR Flash, and 3D XPoint memory, is transforming how the world uses information to enrich life. Backed by nearly 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, machine learning, and autonomous vehicles in key market segments like cloud, data center, networking, and mobile.

We manufacture our products at our worldwide wholly-owned and joint venture facilities. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions, expansion, and various partnering arrangements.

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

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2018	% of Net Sales	2017	% of Net Sales	2017	% of Net Sales
Net sales	$6,803	100%	$3,970	100%	$6,138	100%
Cost of goods sold	3,056	45%	2,959	75%	3,026	49%
Gross margin	3,747	55%	1,011	25%	3,112	51%

Selling, general, and administrative	191	3%	159	4%	193	3%
Research and development	448	7%	470	12%	447	7%
Other operating (income) expense, net	11	—%	23	1%	(30)	—%
Operating income	3,097	46%	359	9%	2,502	41%

Interest income (expense), net	(101)	(1)%	(132)	(3)%	(132)	(2)%
Other non-operating income (expense), net	(204)	(3)%	(14)	—%	(49)	(1)%
Income tax (provision) benefit	(114)	(2)%	(31)	(1)%	47	1%
Equity in net income (loss) of equity method investees	—	—%	(2)	—%	1	—%
Net income attributable to noncontrolling interests	—	—%	—	—%	(1)	—%
Net income attributable to Micron	$2,678	39%	$180	5%	$2,368	39%

Net Sales

	First Quarter				Fourth Quarter
	2018	% of Total	2017	% of Total	2017	% of Total
CNBU	$3,212	47%	$1,470	37%	$2,848	46%
SBU	1,383	20%	860	22%	1,297	21%
MBU	1,365	20%	1,032	26%	1,181	19%
EBU	830	12%	578	15%	827	13%
All Other	13	—%	30	1%	(15)	—%
	$6,803		$3,970		$6,138
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for the first quarter of 2018 increased 11% as compared to the fourth quarter of 2017 due to strong conditions across our primary markets, particularly for mobile, enterprise, SSD storage, and client. The strong market conditions drove increases in sales volumes for both DRAM and Trade NAND products as well as increases in average selling prices for DRAM products. Sales increased for all operating segments in the first quarter of 2018 as compared to the fourth quarter of 2017. Increases in sales volumes for the first quarter of 2018 as compared to the fourth quarter of 2017 were enabled by higher manufacturing output due to improvements in product and process technology and solid execution.

Total net sales for the first quarter of 2018 increased 71% as compared to the first quarter of 2017 due to strong conditions across our primary markets, particularly for client, enterprise, mobile, cloud, and SSD storage. The strong market conditions drove higher sales in the first quarter of 2018 for all operating segments and significant increases in sales volumes for both DRAM and Trade NAND products as well as increases in average selling prices for DRAM products.

Gross Margin

Our overall gross margin percentage increased to 55% for the first quarter of 2018 from 51% for the fourth quarter of 2017 primarily due to strong markets that drove favorable pricing conditions and to manufacturing cost reductions from improvements in product and process technology and solid execution. The increase in our gross margin percentage for the first quarter of 2018 reflects margin expansion for both DRAM and Trade NAND products driven by the continued growth in product offerings and sales for mobile and server products featuring our 1X nm DRAM technology and SSD products featuring our TLC 3D NAND. Gross margin percentages increased for all operating segments in the first quarter of 2018 as compared to the fourth quarter of 2017.

Our overall gross margin percentage increased to 55% for the first quarter of 2018 from 25% for the first quarter of 2017 reflecting increases in the gross margin percentages for all operating segments, primarily due to strong markets and cost reductions. From January 2016 through December 6, 2016, the date we acquired the remaining interest in Inotera, we purchased all of Inotera's DRAM output under supply agreements at prices based on a formula that equally shared margin between Inotera and us. For the first quarter of 2017, we purchased $504 million of DRAM products from Inotera under these agreements, representing 37% of our aggregate DRAM bit production.

Operating Results by Business Segments

CNBU

	First Quarter		Fourth Quarter
	2018	2017	2017
Net sales	$3,212	$1,470	$2,848
Operating income	1,914	204	1,596

CNBU sales for the first quarter of 2018 increased 13% as compared to the fourth quarter of 2017 due to higher sales into the enterprise market driven by increasing memory content for servers, increases in sales of our GDDR5 and GDDR5X products into the graphics market driven by strong demand from the gaming industry, and overall increases in pricing resulting from strong DRAM market conditions. CNBU operating income for the first quarter of 2018 improved from the fourth quarter of 2017 primarily due to improved pricing from strong market conditions, manufacturing cost reductions, and product mix. See "Operating Results by Product – DRAM" for further detail.

CNBU sales for the first quarter of 2018 increased 119% as compared to the first quarter of 2017 due to increases in average selling prices for our products sold into the client market, growth in the cloud market driven by significant increases in DRAM content per server, and increases in sales of our GDDR5 and GDDR5X products into the graphics market driven by strong demand from the gaming industry. Growth in CNBU markets drove increases for the first quarter of 2018 in average selling prices and sales volumes as compared to the first quarter of 2017. CNBU operating income for the first quarter of 2018 improved from the first quarter of 2017 primarily due to improved pricing from strong market conditions, manufacturing cost reductions, and product mix.

SBU

	First Quarter		Fourth Quarter
	2018	2017	2017
Net sales	$1,383	$860	$1,297
Operating income (loss)	400	(45)	250

SBU sales of Trade NAND products for the first quarter of 2018 increased 5% as compared to the fourth quarter of 2017 primarily due to increases in sales volumes from strong demand, particularly for sales into cloud SSD and enterprise storage markets. SBU sales of SSD storage products increased by 35% for the first quarter of 2018 as compared to the fourth quarter of 2017 primarily from growth in SSD products incorporating our TLC 3D NAND technology with significant increases across consumer, client, and enterprise/cloud markets. SBU Non-Trade sales were $122 million for the first quarter of 2018 as compared to $134 million and $123 million for the fourth quarter of 2017 and first quarter of 2017, respectively. SBU operating income for the first quarter of 2018 improved from the fourth quarter of 2017 primarily due to manufacturing cost reductions. See "Operating Results by Product – Trade NAND" for further details.

SBU sales of Trade NAND products for the first quarter of 2018 increased 60% as compared to the first quarter of 2017 primarily due to increases in sales volumes from strong demand, particularly for sales into cloud SSD, and enterprise storage markets, and increases in average selling prices. SBU sales of SSD storage products increased by 139% for the first quarter of

2018 as compared to the first quarter of 2017 primarily as a result of the launch of new SSD products incorporating our TLC 3D NAND technology. SBU operating margin for the first quarter of 2018 improved from the first quarter of 2017 primarily due to manufacturing cost reductions and improvements in product mix.

MBU

	First Quarter		Fourth Quarter
	2018	2017	2017
Net sales	$1,365	$1,032	$1,181
Operating income	505	89	364

MBU sales are comprised primarily of DRAM and NAND, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the first quarter of 2018 increased 16% as compared to the fourth quarter of 2017 primarily due to strong acceptance of our low-power DRAM products and increases in sales of mobile DRAM products into smartphone markets, driven in part by higher memory content in smartphones. MBU operating income for the first quarter of 2018 improved from the fourth quarter of 2017 primarily due to increases in DRAM sales volumes and manufacturing cost reductions for NAND products.

MBU sales for the first quarter of 2018 increased 32% as compared to the first quarter of 2017 primarily due to improvements in DRAM pricing and significant increases in sales volumes, driven by customer qualifications for LPDRAM and managed NAND products, combined with higher memory content in smartphones. Sales growth in the first quarter of 2018 was partially offset by declines in average selling prices for Trade NAND products. MBU operating income for the first quarter of 2018 improved from the first quarter of 2017 primarily due to increases in average selling prices for mobile DRAM products, manufacturing cost reductions, and higher sales volumes.

EBU

	First Quarter		Fourth Quarter
	2018	2017	2017
Net sales	$830	$578	$827
Operating income	342	178	348

EBU sales are comprised of DRAM, NAND, and NOR Flash in decreasing order of revenue. EBU sales and operating income for the first quarter of 2018 were relatively unchanged as compared to the fourth quarter of 2017.

EBU sales for the first quarter of 2018 increased 44% as compared to the first quarter of 2017 primarily due to strong demand and higher sales volumes for DRAM and eMCP in consumer markets and DRAM and eMMC products in the automotive markets. EBU operating income for the first quarter of 2018 increased as compared to the first quarter of 2017 as a result of manufacturing cost reductions, increases in average selling prices, and increases in sales volumes.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2018	% of Total	2017	% of Total	2017	% of Total
DRAM	$4,562	67%	$2,421	61%	$4,023	66%
Trade NAND	1,866	27%	1,272	32%	1,838	30%
Non-Trade	122	2%	123	3%	134	2%
Other	253	4%	154	4%	143	2%
	$6,803		$3,970		$6,138
Percentages of total net sales reflect rounding and may not total 100%.

Non-Trade consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT under a long-term supply agreement at prices approximating cost. Information regarding products that combine both NAND and DRAM components is reported within Trade NAND. Other includes sales of NOR and trade 3D XPoint products.

DRAM

First Quarter 2018 Versus
	Fourth Quarter 2017	First Quarter 2017

(percentage change)
Average selling prices per gigabit	increased mid single digit	increased upper 50% range
Gigabits sold	increased upper single digit	increased lower 20% range

Increases in sales volumes and prices in the first quarter of 2018 as compared to the fourth and first quarters of 2017 resulted from strong conditions for mobile, enterprise, client, and graphics markets driven by seasonal demand for client PCs, solid acceptance of new flagship smartphones, and ongoing strength from servers, particularly in cloud and hyperscale data centers. Our gross margin percentage on sales of DRAM products for the first quarter of 2018 improved from the fourth and first quarters of 2017 primarily due to increases in average selling prices and manufacturing cost reductions.

Trade NAND

First Quarter 2018 Versus
	Fourth Quarter 2017	First Quarter 2017

(percentage change)
Average selling prices per gigabyte	decreased low single digit	relatively unchanged
Gigabytes sold	increased mid single digit	increased upper 40% range

Increases in net sales as compared to the fourth and first quarters of 2017 resulted from strong conditions for cloud SSD and enterprise storage markets driven by growth and market share gains in the SSD market and ongoing healthy demand from mobile and embedded markets. Our ability to meet this demand was due in part to increases in production, primarily from the ramp of capacity and improvements in product and process technology, including our transition to 3D NAND products. Our gross margin percentage on sales of Trade NAND for the first quarter of 2018 improved from the fourth and first quarters of 2017 as manufacturing cost reductions outpaced declines in average selling prices.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the first quarter of 2018 were relatively unchanged compared to the fourth quarter of 2017. SG&A expenses for the first quarter of 2018 were 20% higher than the first quarter of 2017 primarily due to increases in performance-based pay, stock-based compensation, and increases in legal costs.

Research and Development

R&D expenses for the first quarter of 2018 were relatively unchanged from the fourth quarter of 2017. R&D expenses for the first quarter of 2018 were 5% lower than the first quarter of 2017 primarily due to lower volumes of product being processed that had not been qualified, partially offset by higher costs for payroll, performance-based pay, and higher depreciation expense from R&D capital expenditures.

We share the costs of certain product and process development activities with development partners. Our R&D expenses were reduced by reimbursements under these arrangements by $56 million for each of the first quarters of 2018 and 2017 and by $51 million for the fourth quarter of 2017.

Income Taxes

Income tax (provision) benefit consisted of the following:

	First Quarter		Fourth Quarter
	2018	2017	2017
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	$(26)	$(13)	$106
Other income tax (provision) benefit, primarily other non-U.S. operations	(88)	(18)	(59)
	$(114)	$(31)	$47

Effective tax rate	4.1%	14.6%	(2.0)%

Our income taxes reflect the following:

•	operations in tax jurisdictions, including Singapore and Taiwan, where our earnings are indefinitely reinvested and the tax rates are significantly lower than the U.S. statutory rate;

•	operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates;

•	exclusion of certain jurisdictions from the consolidated effective tax rate computations for instances where no benefit is recorded on forecasted losses; and

•	a full valuation allowance against substantially all of our United States net deferred tax assets.

We continually assess positive and negative evidence for each jurisdiction, including future projected financial performance, to determine whether it is more likely than not that existing deferred tax assets will be realized. The amount of the deferred tax asset considered realizable could be adjusted if sufficient positive evidence exists.

We operate in a number of locations outside the Unites States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $391 million (benefiting our diluted earnings per share by $0.32) for the first quarter of 2018, by $319 million ($0.27 per diluted share) in the fourth quarter of 2017, and by $40 million ($0.04 per diluted share) for the first quarter of 2017.

U.S. tax reform legislation, if enacted on terms similar to current proposals, could reduce the U.S. corporate income tax rate and significantly affect how income from foreign operations is taxed in the United States. U.S. tax reform could subject a significant portion of cumulative and future foreign earnings to U.S. income taxes. We will assess the impact of U.S. tax reform on the realizability of the net deferred tax assets of our U.S. operations, which as of August 31, 2017, were reduced by a full valuation allowance of $1.52 billion. In addition, the reduction of the U.S. corporate income tax rate could have the effect of reducing the value of certain of our deferred tax assets in the United States. U.S. tax reform may have an adverse effect on our provision for income taxes and could cause a significant increase in our cash tax liabilities in the near term. We have available net operating loss and tax credit carryforwards that may partially offset taxes that result from U.S. tax reform.

Other

Net interest expense decreased 23% for the first quarter of 2018 as compared to the fourth quarter of 2017 primarily due to decreases in debt obligations, including the redemption of $600 million in principal amount of notes in the fourth quarter of 2017 and the redemption and conversion of an aggregate of $2.36 billion in principal amount of notes in the first quarter of 2018, as well as an increase in capitalized interest from higher levels of capital spending. Interest income also increased in the first quarter of 2018 as compared to the fourth quarter of 2017 primarily due to increases in our aggregate cash and investments. Net interest expense decreased 23% for the first quarter of 2018 as compared to the first quarter of 2017 primarily due to increases in interest income as a result of increases in our cash and investments, decreases in debt obligations, and increases in capitalized interest.

Further discussion of other operating and non-operating income and expenses can be found in "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans and Other Non-Operating Income (Expense), Net" notes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time in the future, to engage in a variety of financing transactions for such purposes, including the issuance of securities. We have an undrawn revolving credit facility that expires in February 2020 and provides for additional borrowings of up to $750 million based on eligible receivables. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that expenditures in 2018 for property, plant, and equipment, net of partner contributions, to be in the range of $7.5 billion plus or minus 5 percent, focused on technology transitions and product enablement. The actual amounts for 2018 will vary depending on market conditions. As of November 30, 2017, we had commitments of approximately $1.3 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Cash and marketable investments totaled $6.49 billion and $6.05 billion as of November 30, 2017 and August 31, 2017, respectively. Our investments consist primarily of money market funds and liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of November 30, 2017, $4.62 billion of our cash and marketable investments was held by our foreign subsidiaries. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

In October 2017, we issued 34 million shares of our common stock for $41.00 per share in a public offering for proceeds of $1.36 billion, net of underwriting fees and other offering costs. In the first quarter of 2018, we paid $2.64 billion in cash for the repurchase or conversion of notes with an aggregate principal amount of $2.36 billion. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt." We may redeem, repurchase, or otherwise retire additional debt in the future.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments included $487 million held by the MMJ Group as of November 30, 2017. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Group is prohibited from paying dividends to us. In addition, pursuant to an order of the Japan Court, the MMJ Group cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

MSTW and MTTW: Cash and marketable investments included $24 million held by MSTW and MTTW as of November 30, 2017. The 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and MTTW to pay dividends. As a result, the assets of MSTW and MTTW are not available for use by us in our other operations.

IMFT: Cash and marketable investments included $117 million held by IMFT as of November 30, 2017. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of November 30, 2017, $3.05 billion of cash and marketable investments, including substantially all of the amounts held by MMJ, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested. Under tax laws enacted as of November 30, 2017, repatriation of these funds to the United States would be subject to U.S. federal income taxes. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

U.S. Tax Reform: U.S. tax reform legislation, if enacted on terms similar to current proposals, could reduce the U.S. corporate income tax rate and significantly affect how income from foreign operations is taxed in the United States. U.S. tax reform could subject a significant portion of cumulative and future foreign earnings to U.S. income taxes. We will assess the impact of U.S. tax reform on the realizability of the net deferred tax assets of our U.S. operations, which as of August 31, 2017, were reduced by a full valuation allowance of $1.52 billion. In addition, the reduction of the U.S. corporate income tax rate could have the effect of reducing the value of certain of our deferred tax assets in the United States. U.S. tax reform may have an adverse effect on our provision for income taxes and could cause a significant increase in our cash tax liabilities in the near term. We have available net operating loss and tax credit carryforwards that may partially offset taxes that result from U.S. tax reform.

Cash Flows

	First Quarter
	2018	2017
Net cash provided by operating activities	$3,636	$1,138
Net cash provided by (used for) investing activities	(1,434)	(936)
Net cash provided by (used for) financing activities	(1,282)	(212)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(6)	(42)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$914	$(52)

Operating Activities: For the first quarter of 2018, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $261 million of cash used for decreases in accounts payable and accrued expenses and $121 million of cash used for increases in receivables. For the first quarter of 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $401 million of cash used for net increases in receivables and $299 million of cash provided by net increases in accounts payable and accrued expenses.

Investing Activities: For the first quarter of 2018, net cash used for investing activities consisted primarily of $1.96 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners), partially offset by $453 million of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first quarter of 2017, net cash used for investing activities consisted primarily of $1.26 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners), partially offset by $483 million of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first quarter of 2018, net cash used for financing activities consisted primarily of redemption of our 2023 Secured Notes for $1.37 billion in cash, redemption of our 2023 Notes for $1.05 billion in cash, conversions of our 2033E Notes for $216 million of cash, and $87 million for repayments of capital leases, partially offset by net proceeds of $1.36 billion from the issuance of 34 million shares of our common stock for $41.00 per share in a public offering. For the first quarter of 2017, net cash used for financing activities consisted primarily of $188 million for repayments of debt. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock exceeded 130% of the conversion price per share of our 2032 Notes and 2033 Notes for at least 20 trading days in the 30 trading day period ended on September 30, 2017, holders may convert these notes through the calendar quarter ended December 31, 2017. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending December 31, 2017 if all holders converted their 2032 Notes and 2033 Notes. The amounts in the table below are based on our closing share price of $42.39 as of November 30, 2017.

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032C Notes(1)	Cash and/or shares	Cash and/or shares	23	$236	18	$998
2032D Notes	Cash and/or shares	Cash and/or shares	18	—	18	752
2033E Notes(2)	Cash	Cash and/or shares	6	77	4	264
2033F Notes	Cash	Cash and/or shares	27	297	20	1,153
			74	$610	60	$3,167

(1)
As of November 30, 2017, notes with an aggregate principal amount of $51 million had been converted but not settled. We elected to settle the conversion obligation in cash and these notes will settle in the second quarter of 2018.

(2)
As of November 30, 2017, notes with an aggregate principal amount of $3 million had been converted but not settled. We elected to settle the conversion obligation in excess of the principal amount in cash and these notes will settle in the second quarter of 2018.

Contractual Obligations

	Payments Due by Period
As of November 30, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)(2)	$9,558	$920	$3,276	$2,758	$2,604
Capital lease obligations(2)	1,266	304	565	164	233
Operating leases(3)	182	26	60	44	52
Total	$11,006	$1,250	$3,901	$2,966	$2,889

(1)	Amounts include MMJ Creditor Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

The timing of payment amounts of the obligations discussed above is based on current information. Any redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments.

Recently Issued Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. See discussion regarding certain interest rate risks below. For further discussion about market risk and sensitivity analysis related to changes in currency exchange rates, see "Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended August 31, 2017.

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of November 30, 2017 and August 31, 2017, the carrying value of our debt with fixed interest rates was $3.7 billion and $5.7 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of November 30, 2017 and August 31, 2017, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $135 million and $273 million, respectively.

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

During the first quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Part I – Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended August 31, 2017 and "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors" herein.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors, the order of which is not necessarily indicative of the level of risk that each poses to us, which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. Our operations could also be affected by other factors that are presently unknown to us or not considered significant. Any of the factors below could have a material adverse effect on our business, results of operations, financial condition, or stock price.

We have experienced volatility in average selling prices for our semiconductor memory and storage products which may adversely affect our business.

We have experienced significant volatility in our average selling prices, including dramatic declines, as noted in the table below, and may continue to experience such volatility in the future. In some prior periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Decreases in average selling prices for our products that decline faster than our costs could have a material adverse effect on our business, results of operations, or financial condition.

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

As of November 30, 2017, we had debt with a carrying value of $9.05 billion. In addition, the conversion value in excess of principal of our convertible notes as of November 30, 2017 was $2.87 billion. In the first quarter of 2018, and full years of 2017 and 2016, we paid $2.64 billion and 4 million shares of our treasury stock as non-cash settlement, $1.63 billion, and $94 million, respectively, to repurchase and settle notes with principal amounts of $2.36 billion, $1.55 billion, and $57 million, respectively. As of November 30, 2017, we had an undrawn revolving credit facility that provided for additional borrowings of up to $750 million based on eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize this revolving credit facility. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2018 for property, plant, and equipment will be approximately $7.5 billion plus or minus 5 percent, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures, offset by amounts funded by our partners, were $1.92 billion in the first quarter of 2018. As of November 30, 2017, we had cash and marketable investments of $6.49 billion. As of November 30, 2017, $3.05 billion of cash and marketable investments, including substantially all of the cash held by the MMJ Group, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested. Under tax laws enacted as of November 30, 2017, repatriation of these funds to the United States would be subject to U.S. federal income taxes. In addition, cash of $117 million held by IMFT was generally not available to finance our other operations.

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

Our key semiconductor memory and storage products and technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), shrinking products in order to reduce costs, meeting higher density requirements, and improving power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory and storage industry. Our competitors are working to develop new memory and storage technologies that may offer performance and cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies. There can be no assurance of the following:

•	that we will be successful in developing competitive new semiconductor memory and storage technologies;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these technologies; and

•	that margins generated from sales of these products will allow us to recover costs of development efforts.

We develop and produce 3D XPoint memory, which is a new class of non-volatile technology. There is no assurance that our efforts to develop and market new product technologies will be successful. Unsuccessful efforts to develop new semiconductor memory and storage technologies could have a material adverse effect on our business, results of operations, or financial condition.

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

A significant concentration of our net sales is to a select number of customers.

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

Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs exceed our per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Additionally, some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may update our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or firmware in a timely manner, may result in reduced demand for our system-level products, and could have a material adverse effect on our business, results of operations, or financial condition.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of November 30, 2017, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

In separate transactions in 2017, we sold our assembly and test facility located in Akita, Japan and our 40% ownership interest in Tera Probe; assets associated with our 200mm fabrication facility in Singapore; and assets related to our Lexar brand. In 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities. The plan included the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of our business, and other non-headcount related spending reductions. As a result of these and other actions, we incurred charges of $18 million, $67 million, and $3 million for 2017, 2016, and 2015, respectively.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $9 million for the first quarter of 2018, $74 million for 2017, and $24 million for 2016. Based on our foreign currency balances of monetary assets and liabilities, as of November 30, 2017, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $402 million. Although we hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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

We operate in a number of locations outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the geographic mix of our earnings among these jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax positions and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2013 through 2017. In addition, tax returns that remain open to examination in Japan, Singapore, and Taiwan range from the years

2012 to 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. The foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

A change in tax laws in key jurisdictions could materially increase our tax expense.

U.S. tax reform legislation, if enacted on terms similar to current proposals, could reduce the U.S. corporate income tax rate and significantly affect how income from foreign operations is taxed in the United States. U.S. tax reform could subject a significant portion of cumulative and future foreign earnings to U.S. income taxes. We will assess the impact of U.S. tax reform on the realizability of the net deferred tax assets of our U.S. operations, which as of August 31, 2017, were reduced by a full valuation allowance of $1.52 billion. In addition, the reduction of the U.S. corporate income tax rate could have the effect of reducing the value of certain of our deferred tax assets in the United States. U.S. tax reform may have an adverse effect on our provision for income taxes and could cause a significant increase in our cash tax liabilities in the near term. We have available net operating loss and tax credit carryforwards that may partially offset taxes that result from U.S. tax reform.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of August 31, 2017, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.88 billion and $1.95 billion, respectively, which, if not utilized, will expire at various dates from 2028 through 2037 and 2018 through 2037, respectively. As of August 31, 2017, our foreign net operating loss carryforwards were $6.30 billion, which will, if not utilized, substantially all expire at various dates from 2019 through 2026. As of August 31, 2017, we had gross deferred tax assets of $3.78 billion and valuation allowances of $2.32 billion against our deferred tax assets. Under tax laws enacted as of November 30, 2017, if we repatriate earnings from our subsidiaries whose earnings are deemed to be indefinitely reinvested, a portion of our net operating losses would be utilized. Utilization of all of our net operating loss and credit carryforwards would increase the amount of our annual cash taxes reducing the overall amount of cash available to be used in other areas of the business and could have a material adverse effect on our business, results of operations, or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the discretionary repurchase of up to $1.25 billion of our outstanding common stock, which may be made in open-market purchases, block trades, privately-negotiated transactions, or derivative transactions. Through the first quarter of 2018, we had repurchased a total of 49 million shares for $956 million through open-market transactions pursuant to such authorization. Repurchases are subject to market conditions and our ongoing determination of the best use of available cash. In the first quarter of 2018, we did not repurchase any shares and, as of November 30, 2017, the maximum dollar value of shares that we may repurchase under the authorization of the Board of Directors was $294 million.

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts above.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		99.1	4/15/14
10.70	Severance Benefits for Sumit Sadana	✓
10.72	Form of Amendment to Executive/Severance Agreement		8-K		99.1	11/13/17
10.73
Third Amendment to the Credit Agreement, dated April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto
✓
10.74	Severance Benefits for Manish Bhatia	✓
10.75	Underwriting Agreement, dated as of October 11, 2017, by and between Micron Technology, Inc. and J.P. Morgan Securities LLC		8-K		1.1	10/16/17
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	✓
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	✓
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	✓
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	✓
101.INS	XBRL Instance Document	✓
101.SCH	XBRL Taxonomy Extension Schema Document	✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	✓

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	December 20, 2017	/s/ Ernest E. Maddock
Ernest E. Maddock Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)