Form 10-Q
period 2018-03-01
MICRON TECHNOLOGY INC
filed 2018-03-23
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2018
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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of March 16, 2018 was 1,159,764,549.

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

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding timing of product introductions; our expected NAND development activities with Intel; the effect of U.S. tax reform; our expectation to engage, from time to time, in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; and capital spending in 2018. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Other Information – Item 1A. Risk Factors."

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 MSAC Term Loan	Variable Rate MSAC Senior Secured Term Loan due 2021	Intel	Intel Corporation
2021 MSTW Term Loan	Variable Rate MSTW Senior Secured Term Loan due 2021	Japan Court	Tokyo District Court
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2023 Notes	5.25% Senior Notes due 2023	MMJ	Micron Memory Japan, Inc.
2023 Secured Notes	7.50% Senior Secured Notes due 2023	MMJ Group	MMJ and its subsidiaries
2024 Notes	5.25% Senior Notes due 2024	MMT	Micron Memory Taiwan Co., Ltd.
2025 Notes	5.50% Senior Notes due 2025	MSP	Micron Semiconductor Products, Inc.
2026 Notes	5.63% Senior Notes due 2026	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2032C Notes	2.38% Convertible Senior Notes due 2032	MTTW	Micron Technology Taiwan, Inc.
2032D Notes	3.13% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2033 Notes	2033E and 2033F Notes	R&D	Research and Development
2033E Notes	1.63% Convertible Senior Notes due 2033	SG&A	Selling, General, and Administrative
2033F Notes	2.13% Convertible Senior Notes due 2033	SSD	Solid-State Drive
2043G Notes	3.00% Convertible Senior Notes due 2043	Tera Probe	Tera Probe, Inc.
IMFT	IM Flash Technologies, LLC	TLC	Triple-Level Cell
Inotera	Inotera Memories, Inc.	VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Net sales	$7,351	$4,648	$14,154	$8,618
Cost of goods sold	3,081	2,944	6,137	5,903
Gross margin	4,270	1,704	8,017	2,715

Selling, general, and administrative	196	187	387	346
Research and development	523	473	971	943
Other operating (income) expense, net	(16)	—	(5)	23
Operating income	3,567	1,044	6,664	1,403

Interest income	27	8	50	15
Interest expense	(88)	(161)	(212)	(300)
Other non-operating income (expense), net	(53)	34	(257)	20
	3,453	925	6,245	1,138

Income tax (provision) benefit	(143)	(38)	(257)	(69)
Equity in net income (loss) of equity method investees	1	7	1	5
Net income	3,311	894	5,989	1,074

Net (income) attributable to noncontrolling interests	(2)	—	(2)	—
Net income attributable to Micron	$3,309	$894	$5,987	$1,074

Earnings per share
Basic	$2.86	$0.81	$5.23	$1.00
Diluted	2.67	0.77	4.86	0.95

Number of shares used in per share calculations
Basic	1,156	1,099	1,145	1,070
Diluted	1,238	1,160	1,232	1,125

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Net income	$3,311	$894	$5,989	$1,074

Other comprehensive income (loss), net of tax
Gain (loss) on derivatives, net	18	—	15	(7)
Pension liability adjustments	2	—	1	(1)
Gain (loss) on investments, net	(1)	—	(2)	(1)
Foreign currency translation adjustments	—	—	—	37
Other comprehensive income (loss)	19	—	14	28
Total comprehensive income	3,330	894	6,003	1,102
Comprehensive (income) attributable to noncontrolling interests	(2)	—	(2)	—
Comprehensive income attributable to Micron	$3,328	$894	$6,001	$1,102

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 1, 2018	August 31, 2017
Assets
Cash and equivalents	$7,828	$5,109
Short-term investments	214	319
Receivables	4,437	3,759
Inventories	3,184	3,123
Other current assets	173	147
Total current assets	15,836	12,457
Long-term marketable investments	520	617
Property, plant, and equipment, net	21,864	19,431
Intangible assets, net	348	387
Deferred tax assets	1,026	766
Goodwill	1,228	1,228
Other noncurrent assets	441	450
Total assets	$41,263	$35,336

Liabilities and equity
Accounts payable and accrued expenses	$4,194	$3,664
Deferred income	427	408
Current debt	1,514	1,262
Total current liabilities	6,135	5,334
Long-term debt	7,802	9,872
Other noncurrent liabilities	746	639
Total liabilities	14,683	15,845

Commitments and contingencies

Redeemable convertible notes	14	21

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,165 shares issued and 1,158 outstanding (1,116 shares issued and 1,112 outstanding as of August 31, 2017)	116	112
Additional capital	9,604	8,287
Retained earnings	16,247	10,260
Treasury stock, 7 shares (4 shares as of August 31, 2017)	(313)	(67)
Accumulated other comprehensive income	43	29
Total Micron shareholders' equity	25,697	18,621
Noncontrolling interests in subsidiaries	869	849
Total equity	26,566	19,470
Total liabilities and equity	$41,263	$35,336

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six months ended	March 1, 2018	March 2, 2017
Cash flows from operating activities
Net income	$5,989	$1,074
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	2,241	1,774
Amortization of debt discount and other costs	55	63
Loss on debt repurchases and conversions	218	1
Stock-based compensation	103	101
Gain on remeasurement of previously-held equity interest in Inotera	—	(71)
Change in operating assets and liabilities
Receivables	(630)	(773)
Inventories	(62)	174
Accounts payable and accrued expenses	93	399
Payments attributed to intercompany balances with Inotera	—	(361)
Deferred income taxes, net	(262)	59
Other noncurrent liabilities	229	(23)
Other	10	126
Net cash provided by operating activities	7,984	2,543

Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,217)	(2,428)
Purchases of available-for-sale securities	(502)	(803)
Payments to settle hedging activities	(28)	(249)
Acquisition of Inotera	—	(2,634)
Proceeds from sales of available-for-sale securities	562	548
Proceeds from maturities of available-for-sale securities	138	72
Proceeds from settlement of hedging activities	111	74
Other	93	35
Net cash provided by (used for) investing activities	(3,843)	(5,385)

Cash flows from financing activities
Repayments of debt	(3,379)	(556)
Payments on equipment purchase contracts	(153)	(33)
Proceeds from issuance of stock	1,554	68
Proceeds from issuance of debt	650	2,961
Other	(92)	(99)
Net cash provided by (used for) financing activities	(1,420)	2,341

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	4	(33)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,725	(534)
Cash, cash equivalents, and restricted cash at beginning of period	5,216	4,263
Cash, cash equivalents, and restricted cash at end of period	$7,941	$3,729

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

Unconsolidated VIE

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an. In connection therewith, we had capital lease obligations and net property, plant, and equipment of $78 million and $74 million, respectively, as of March 1, 2018, and $80 million and $76 million, respectively, as of August 31, 2017.

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

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us in the first quarter of 2019 and requires modified retrospective adoption. Our assets and liabilities subject to this standard are not material.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of this ASU, as amended, is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in the first quarter of 2019 and we expect to elect the modified retrospective adoption method.

As a result of the adoption of this ASU, we expect to recognize revenue from sales of products to our distributors (which generally have agreements allowing rights of return or price protection) at the time control transfers to our distributors, which is generally earlier than recognizing revenue only upon resale by our distributors under existing revenue recognition guidance. Revenue recognized upon resale by our distributors under these arrangements was 17% and 19% of our consolidated revenue for the second quarter and first six months of 2018, respectively, and 20% and 22% of our consolidated revenue for the second quarter and first six months of 2017, respectively. On the date of initial application of this ASU, we will derecognize the deferred income on sales made to our distributors through a cumulative adjustment to retained earnings. We expect the revenue deferral, historically recognized in the following period, to be offset by the earlier recognition of revenue as described above as control of product transfers to our distributors. As a result of the adoption of this ASU, we expect to recognize interest expense from the financing component for contracts with advanced payments under which we transfer control of our products to our customers for periods extending beyond one year, although historically such arrangements would not have resulted in significant amounts of interest expense. As a result of the adoption of this ASU, we expect that revenue recognized under our current license agreements will not change materially.

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

	Quarter ended	Six months ended
	March 2, 2017	March 2, 2017
Net sales	$4,648	$8,613
Net income	890	1,080
Net income attributable to Micron	890	1,080
Earnings per share
Basic	0.81	0.98
Diluted	0.77	0.93

The pro forma financial information includes our results for the quarter and six months ended March 2, 2017 (which includes the results of Inotera since our acquisition of Inotera on December 6, 2016), the results of Inotera for the three months ended November 30, 2016, and the adjustments described above.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	March 1, 2018				August 31, 2017
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,496	$—	$—	$2,496	$2,237	$—	$—	$2,237
Level 1(2)
Money market funds	5,099	—	—	5,099	2,332	—	—	2,332
Level 2(3)
Corporate bonds	—	122	299	421	—	193	315	508
Government securities	39	55	95	189	1	90	126	217
Certificates of deposit	172	7	1	180	483	24	3	510
Asset-backed securities	—	14	125	139	—	2	173	175
Commercial paper	22	16	—	38	56	10	—	66
	7,828	$214	$520	$8,562	5,109	$319	$617	$6,045
Restricted cash(4)	113				107
Cash, cash equivalents, and restricted cash	$7,941				$5,216

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of March 1, 2018 or August 31, 2017.

(4)	Restricted cash is included in other noncurrent assets and primarily represents balances related to the MMJ Creditor Payments and interest reserve balances related to the 2021 MSTW Term Loan.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of March 1, 2018, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	March 1, 2018	August 31, 2017
Trade receivables	$4,050	$3,490
Income and other taxes	134	100
Other	253	169
	$4,437	$3,759

Inventories

As of	March 1, 2018	August 31, 2017
Finished goods	$876	$856
Work in process	1,974	1,968
Raw materials and supplies	334	299
	$3,184	$3,123

Property, Plant, and Equipment

As of	March 1, 2018	August 31, 2017
Land	$345	$345
Buildings	8,367	7,958
Equipment(1)	35,600	32,187
Construction in progress(2)	599	499
Software	611	544
	45,522	41,533
Accumulated depreciation	(23,658)	(22,102)
	$21,864	$19,431

(1)	Included costs related to equipment not placed into service of $1.92 billion and $994 million, as of March 1, 2018 and August 31, 2017, respectively.

(2)	Includes building-related construction and tool installation costs for assets not placed into service.

Intangible Assets and Goodwill

As of	March 1, 2018		August 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$731	$(491)	$756	$(477)
Non-amortizing assets
In-process R&D	108	—	108	—

Total intangible assets	$839	$(491)	$864	$(477)

Goodwill	$1,228		$1,228

During the first six months of 2018 and 2017, we capitalized $15 million and $14 million, respectively, for product and process technology with weighted-average useful lives of 12 years and 10 years, respectively. Expected amortization expense is $45 million for the remainder of 2018, $50 million for 2019, $35 million for 2020, $29 million for 2021, and $20 million for 2022.

Accounts Payable and Accrued Expenses

As of	March 1, 2018	August 31, 2017
Accounts payable	$1,557	$1,333
Property, plant, and equipment payables	1,351	1,018
Salaries, wages, and benefits	517	603
Income and other taxes	288	163
Customer advances	176	197
Other	305	350
	$4,194	$3,664

Debt

As of	March 1, 2018					August 31, 2017
Instrument	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ Creditor Payments	N/A	6.52%	$238	$261	$499	$157	$474	$631
Capital lease obligations	N/A	3.75%	371	679	1,050	357	833	1,190
2021 MSAC Term Loan	3.89%	4.13%	199	578	777	99	697	796
2021 MSTW Term Loan	2.85%	3.01%	—	2,716	2,716	—	2,640	2,640
2022 Term Loan B	3.65%	4.06%	5	723	728	5	725	730
2023 Notes	5.25%	5.43%	—	—	—	—	991	991
2023 Secured Notes	7.50%	7.69%	—	—	—	—	1,238	1,238
2024 Notes	5.25%	5.38%	—	546	546	—	546	546
2025 Notes	5.50%	5.56%	—	515	515	—	515	515
2026 Notes	5.63%	5.73%	—	129	129	—	128	128
2032C Notes(1)	2.38%	5.95%	—	165	165	—	211	211
2032D Notes(1)	3.13%	6.33%	—	161	161	—	159	159
2033E Notes(1)(2)	1.63%	1.63%	197	—	197	202	—	202
2033F Notes(1)(2)	2.13%	4.93%	378	—	378	278	—	278
2043G Notes(1)	3.00%	6.76%	—	679	679	—	671	671
IMFT Member Debt	0.00%	0.00%	—	650	650	—	—	—
Other notes	2.09%	2.65%	126	—	126	164	44	208
			$1,514	$7,802	$9,316	$1,262	$9,872	$11,134

(1)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on December 31, 2017, these notes are convertible by the holders through the calendar quarter ended March 31, 2018. The 2033 Notes were classified as current because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of the dates presented.

(2)
Amounts as of March 1, 2018 include $178 million and $129 million for the settlement obligation (principal and amounts in excess of principal) of 2033E Notes and 2033F Notes, respectively, that had been converted but not settled. Amounts as of August 31, 2017 include $88 million for the settlement obligation (principal and amounts in excess of principal) of 2033E Notes that had been converted but not settled.

Debt Repurchases and Conversions

During the first six months of 2018, we repurchased or settled as a result of conversion an aggregate of $2.42 billion principal amount of our debt. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

The following table presents the effects of repurchases and conversions of our debt in the first six months of 2018:

Six months ended March 1, 2018	Decrease in Principal	Increase (Decrease) in Carrying Value	Decrease in Cash	Decrease in Equity	Gain (Loss)
Repurchases
2023 Notes	$(1,000)	$(991)	$(1,046)	$—	$(55)
2023 Secured Notes	(1,250)	(1,238)	(1,373)	—	(135)
Settled Conversions
2032C Notes	(52)	(49)	(240)	(195)	4
2033E Notes(1)	(113)	(143)	(249)	(97)	(9)
2033F Notes	(5)	(5)	(22)	(17)	—
Conversions not settled
2033E Notes(2)	—	137	—	(124)	(13)
2033F Notes(2)	—	101	—	(91)	(10)
	$(2,420)	$(2,188)	$(2,930)	$(524)	$(218)

(1)	Settlement included 4 million shares of our treasury stock in addition to cash.

(2)
As of March 1, 2018, $41 million in principal amount of the 2033E Notes and $30 million in principal amount of the 2033F Notes had converted but not settled. These notes will settle in cash in the third quarter of 2018.

IMFT Member Debt

In November 2017 and December 2017, Intel provided debt financing ("IMFT Member Debt") of $150 million and $500 million, respectively, to IMFT pursuant to the terms of the IMFT joint venture agreement. IMFT Member Debt bears no interest, matures upon the completion of the auction and the sale of assets of IMFT prior to the dissolution, liquidation, or other wind-up of IMFT, and is convertible, at the election of Intel, in whole or in part, into a capital contribution to IMFT. Additionally, to the extent IMFT distributes cash to its members under the terms of the IMFT joint venture agreement, Intel may, at its option, designate any portion of the distribution to be a repayment of the IMFT Member Debt. In the event Intel exercises its right to put its interest in IMFT to us, or if we exercise our right to call from Intel its interest in IMFT, Intel will transfer to Micron any IMFT Member Debt outstanding at the time of the closing of the put or call transaction. (See "Equity – Noncontrolling Interest in Subsidiaries – IMFT" note.)

2022 Senior Secured Term Loan B Repricing Amendment

On October 26, 2017, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the interest rate margins. As of March 1, 2018, the 2022 Term Loan B bears interest at LIBOR plus 2.00%.

Convertible Senior Notes

As of March 1, 2018, the trading price of our common stock was higher than the initial conversion prices of our convertibles notes. As a result, the conversion values for these notes exceeded the principal amounts by $3.18 billion as of March 1, 2018.

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

On June 24, 2016, the President and Fellows of Harvard University filed a patent infringement action against Micron in the U.S. District Court for the District of Massachusetts. The complaint alleged that a variety of our DRAM products infringed two U.S. patents and sought damages, injunctive relief, and other unspecified relief. On March 1, 2018, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations, or financial condition.

On March 19, 2018, Micron Semiconductor (Xi’an) Co., Ltd. ("MXA") was served with a patent infringement complaint filed by Fujian Jinhua Integrated Circuit Co., Ltd. ("Jinhua") in the Fuzhou Intermediate People’s Court in Fujian Province, China. The complaint alleges that MXA and Micron Semiconductor (Shanghai) Co., Ltd. infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring the defendants to destroy inventory of the accused products and equipment for manufacturing the accused products, to stop manufacturing, using, selling, and offering for sale the accused products, and to pay damages of 98 million Chinese yuan plus court fees incurred.

On March 21, 2018, MXA was served with a patent infringement complaint filed by United Microelectronics Corporation ("UMC") in the Fuzhou Intermediate People's Court in Fujian Province, China. The complaint alleges that MXA and Micron Semiconductor (Shanghai) Co., Ltd. infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring the defendants to destroy inventory of the accused products and equipment for manufacturing the accused products, to stop manufacturing, using, selling, and offering for sale the accused products, and to pay damages of 90 million Chinese yuan plus court fees incurred.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of March 1, 2018, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Other

On December 5, 2017, Micron filed a complaint against UMC and Jinhua in the U.S. District Court for the Northern District of California. The complaint alleges that UMC and Jinhua violated the Defend Trade Secrets Act, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, and California's Uniform Trade Secrets Act by misappropriating Micron's trade secrets and other misconduct. Micron's complaint seeks damages, restitution, disgorgement of profits, injunctive relief, and other appropriate relief.

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

Outstanding Capped Calls: In connection with certain of our convertible notes, we entered into capped call transactions, which are intended to reduce the effect of potential dilution. The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above the strike prices on the expiration dates. As of March 1, 2018, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below the strike prices for all capped calls at expiration, to $214 million, if the trading price of our stock is at or above the cap prices for all capped calls. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

Settlement of Capped Calls: During the first six months of 2018, we share-settled portions of our capped calls upon expiration, and received 7 million shares (equal to a value of $313 million) based on the volume-weighted trading stock prices at the expiration dates. Shares received were recorded as treasury stock.

Noncontrolling Interests in Subsidiaries

As of	March 1, 2018		August 31, 2017
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT	$852	49%	$832	49%
Other	17	Various	17	Various
	$869		$849

IMFT: Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. IMFT manufactures semiconductor products exclusively for its members under a long-term supply agreement at prices approximating cost.

IMFT's capital requirements are generally determined based on an annual plan approved by the members, and capital contributions to IMFT are requested as needed. Capital requests are made to the members in proportion to their then-current ownership interest. Members may elect to not contribute their proportional share, and in such event, the contributing member may elect to contribute any amount of the remaining capital request, either in the form of an equity contribution or member debt financing. Under the supply agreement, the members have rights and obligations to the capacity of IMFT in proportion to their investment, including member debt financing. Any capital contribution or member debt financing results in a proportionate adjustment to the sharing of output on an eight-month lag. Members pay their proportionate share of fixed costs associated with IMFT's capacity.

IMFT sales to Intel were $115 million and $227 million for the second quarter and first six months of 2018, respectively, and $142 million and $252 million for the second quarter and first six months of 2017, respectively. In the first quarter of 2018, IMFT discontinued production of NAND and subsequent to that time is entirely focused on 3D XPoint memory production.

The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. At any time through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for a price that approximates Intel's interest in the net book value of IMFT plus member debt at the time of the closing. If Intel exercises its put right, we can elect to set the closing date of the transaction any time between six months and two years following such election by Intel and we can elect to receive financing of the purchase price from Intel for one to two years from the closing date. If we exercise our call right, Intel can elect to set the closing date of the transaction to be any time between six months and one year following such election. Following the closing date resulting from exercise of either the put or the call, we will continue to supply to Intel for a period of one year, at Intel's choice, between 50% and 100% of Intel's immediately preceding six-month period pre-closing volumes of IMFT products for the first six-month period following the closing and, at Intel's choice, between 0% and 100% of Intel's first six-month period following the closing volumes of IMFT products for the second six-month period following the closing, at a margin that varies depending on whether the put or call was exercised.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	March 1, 2018	August 31, 2017
Assets
Cash and equivalents	$317	$87
Receivables	87	81
Inventories	99	128
Other current assets	5	7
Total current assets	508	303
Property, plant, and equipment, net	2,496	1,852
Other noncurrent assets	43	49
Total assets	$3,047	$2,204

Liabilities
Accounts payable and accrued expenses	$472	$299
Deferred income	10	6
Current debt	19	19
Total current liabilities	501	324
Long-term debt	715	75
Other noncurrent liabilities	79	88
Total liabilities	$1,295	$487
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings of MMJ, the 2021 MSTW Term Loan covenants, and the IMFT joint venture agreement, our total restricted net assets (excluding intercompany balances and noncontrolling interests) as of March 1, 2018 were $3.86 billion for the MMJ Group, $2.54 billion for MSTW and MTTW, and $900 million for IMFT.

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

As of	March 1, 2018		August 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$6,792	$6,686	$8,793	$8,423
Convertible notes	4,922	1,580	3,901	1,521

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

Derivative Instruments

	Gross Notional Amount(1)	Fair Value of
		Current Assets(2)	Current Liabilities(3)	Noncurrent Assets(4)
As of March 1, 2018
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$565	$20	$(1)	$—
Fair value currency hedges	2,567	44	(2)	—
	$3,132	64	(3)	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	$1,763	11	(3)	—
Convertible notes settlement obligation	6	—	(309)	—
		11	(312)	—

		$75	$(315)	$—

As of August 31, 2017
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$456	$17	$—	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	$4,847	34	(5)	1
Convertible notes settlement obligation	2	—	(47)	—
		34	(52)	1

		$51	$(52)	$1

(1)	Notional amounts of currency forward hedge contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Included in other noncurrent assets.

Derivative Instruments with Hedge Accounting Designation

We utilize currency forward contracts that generally mature within twelve months to hedge our exposure to changes in currency exchange rates. Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2).

Cash Flow Hedges: We utilize cash flow hedges to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures. For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. For the periods presented prior to the second quarter of 2018, the ineffective and excluded portion of the realized and unrealized gain or loss was included in other non-operating income (expense). As a result of adopting ASU 2017-12, beginning in the second quarter of 2018, such amounts are included in the same line item in which the underlying transactions affect earnings.

We recognized gains in accumulated other comprehensive income from the effective portion of cash flow hedges of $21 million and $17 million for the second quarter and first six months of 2018, respectively, and losses of $9 million in the first six months of 2017. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were material in the second quarters or first six months of 2018 and 2017. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not material.

Fair Value Hedges: We utilize fair value hedges to hedge our exposure to certain changes in fair values from changes in currency exchange rates for certain monetary assets and liabilities. For derivative forward contracts designated as fair value hedges, hedge effectiveness is determined by the change of the fair value of the undiscounted spot rate of the forward contract. The change in fair value of the hedge instrument attributed to changes in the undiscounted spot rate is recognized in other non-operating income (expense). The time value associated with the hedge instrument is excluded from the assessment of the effectiveness of the hedge and is recognized on a straight-line basis over the life of the hedge to other non-operating income (expense). Amounts recorded to other comprehensive income (loss) for the second quarter of 2018 were not material. The effects of fair value hedges on our consolidated statements of operations were as follows:

Quarter ended March 1, 2018	Other Non-Operating Income (Expense)
Gain (loss) on remeasurement of hedged assets and liabilities	$(56)
Gain (loss) on derivatives designated as hedging instruments	56
Amortization of amounts excluded from hedge effectiveness	(19)
$(19)

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: Except for certain asset and liabilities hedged using fair value hedges, we generally utilize a rolling hedge strategy with currency forward contracts that mature within nine months to hedge our exposures of monetary assets and liabilities to changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized gains of $50 million and $52 million for the second quarter and first six months of 2018, respectively, and gains of $61 million and losses of $117 million for the second quarter and first six months of 2017, respectively.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes that become derivative debt liabilities subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts of our convertible note settlement obligations were based on the volume-weighted-average stock price (Level 2). (See "Debt" note.) We recognized losses of $20 million and $24 million for the second quarter and first six months of 2018, respectively, for the changes in fair value of the derivative settlement obligations in other non-operating income (expense), net.

Equity Plans

As of March 1, 2018, 94 million shares of our common stock were available for future awards under our equity plans.

Stock Options

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Stock options granted	1	4	2	6
Weighted-average grant-date fair value per share	$18.61	$8.37	$18.13	$8.15
Average expected life in years	5.5	5.5	5.5	5.5
Weighted-average expected volatility	44%	47%	44%	47%
Weighted-average risk-free interest rate	2.2%	1.9%	2.2%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Restricted stock award shares granted	2	5	4	8
Weighted-average grant-date fair value per share	$43.21	$18.67	$41.51	$18.52

Stock-based Compensation Expense

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Stock-based compensation expense by caption
Cost of goods sold	$22	$23	$42	$42
Selling, general, and administrative	16	18	34	33
Research and development	14	14	27	26
	$52	$55	$103	$101

Stock-based compensation expense by type of award
Stock options	$14	$18	$31	$35
Restricted stock awards	38	37	72	66
	$52	$55	$103	$101

The income tax benefit related to share-based compensation expense was $58 million and $116 million for the second quarter and first six months of 2018, respectively, and $42 million and $63 million for the second quarter and first six months of 2017, respectively. The income tax benefits related to share-based compensation expense for the periods presented prior to the second quarter of 2018 were offset by an increase in the U.S. valuation allowance. As of March 1, 2018, $402 million of total unrecognized compensation costs for unvested awards was expected to be recognized through the second quarter of 2022, resulting in a weighted-average period of 1.4 years.

Research and Development

We share the cost of certain product and process development activities with development partners. Our R&D expenses were reduced by reimbursements under these arrangements of $58 million and $114 million for the second quarter and first six months of 2018, respectively, and $59 million and $115 million for the second quarter and first six months of 2017, respectively.

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Loss on debt repurchases and conversions	$(23)	$—	$(218)	$(2)
Loss from changes in currency exchange rates	(27)	(28)	(36)	(40)
Gain on remeasurement of previously-held equity interest in Inotera	—	71	—	71
Other	(3)	(9)	(3)	(9)
	$(53)	$34	$(257)	$20

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that lowers the U.S. corporate income tax rate from 35% to 21% and significantly affects how income from foreign operations is taxed in the United States. As a result of our fiscal year-end, our U.S. statutory federal rate will be 25.7% for 2018 (based on the 35% corporate rate through December 31, 2017 and 21% from that date through the end of fiscal year 2018) and 21% for subsequent years. The Tax Act imposes a one-time transition tax in 2018 on the higher of our accumulated foreign income, as determined as of November 2, 2017 or December 31, 2017 (the "Repatriation Tax"); provides a U.S. federal tax exemption on foreign earnings distributed to the United States; and, beginning in 2019, creates a new minimum tax on certain foreign earnings in excess of a deemed return on tangible assets (the "Foreign Minimum Tax"). The Tax Act allows us to elect to pay any Repatriation Tax due in eight annual interest-free payments in increasing amounts beginning in December 2018. In connection with the provisions of the Tax Act, we are continuing to evaluate whether to account for the Foreign Minimum Tax provisions that begin for us in 2019 as a period cost or in our measurement of deferred taxes.

The Securities and Exchange Commission's Staff Accounting Bulletin No. 118 ("SAB 118") allows the use of provisional amounts (reasonable estimates) if our analyses of the impacts of the Tax Act has not been completed when our financial statements for the second quarter of fiscal year 2018 are issued. Provisional amounts may be adjusted during a one-year measurement period as accounting for the income tax effects of the Tax Act are completed or as estimates are revised.

In accordance with SAB 118, we recorded certain provisional estimates included in the table below. Although the provisional estimates are based on the best available interpretations of the Tax Act, the final impacts may differ from the estimates due to, among other things, the issuance of additional regulatory and legislative guidance related to the Tax Act. Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Provisional estimate for the Repatriation Tax on substantially all of our accumulated foreign earnings, net of adjustments related to uncertain tax positions	$(1,335)	$—	$(1,335)	$—
Remeasurement of deferred tax assets and liabilities reflecting the lower U.S. corporate tax rates	(133)	—	(133)	—
Provisional estimate for the release of the valuation allowance on the net deferred tax assets of our U.S. operations	1,337	—	1,337	—
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(17)	(8)	(43)	(21)
Other income tax (provision) benefit	5	(30)	(83)	(48)
	$(143)	$(38)	$(257)	$(69)

As noted above, provisional estimates were recorded for the Repatriation Tax and the release of the valuation allowance on the net deferred tax assets of our U.S. operations. To determine the amount of the Repatriation Tax, we must determine the accumulated foreign earnings of our foreign subsidiaries and the amount of foreign income tax paid on such earnings. The provisional estimate of the Repatriation Tax is also based, in part, on the amount of cash and other specified assets anticipated to be held by our foreign subsidiaries as of August 30, 2018, the end of our fiscal year 2018, which may determine the portion of the accumulated foreign earnings taxed at an effective rate of 15.5% or 8%. As a result, the Repatriation Tax may change as amounts are finalized. The U.S. Department of Treasury has issued interpretive guidance regarding the Repatriation Tax and we expect that they will issue additional guidance. Based on the information available, we can reasonably estimate the Repatriation Tax and therefore recorded a provisional amount; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release of the Repatriation Tax and the Tax Act.

As of March 1, 2018, we had gross unrecognized income tax benefits of $209 million, of which $196 million would affect our effective tax rate in the future, if recognized. The Tax Act reduced unrecognized tax benefits by $123 million. The amount accrued for interest and penalties related to uncertain tax positions was not material for any period presented.

We operate in a number of tax jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $436 million (benefitting our diluted earnings per share by $0.35) and $827 million ($0.67 per diluted share) for the second quarter and first six months of 2018, respectively, and $132 million ($0.11 per diluted share) and $172 million ($0.15 per diluted share), for the second quarter and first six months of 2017, respectively.

Earnings Per Share

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Net income attributable to Micron – Basic and Diluted	$3,309	$894	$5,987	$1,074

Weighted-average common shares outstanding – Basic	1,156	1,099	1,145	1,070
Dilutive effect of equity plans and convertible notes	82	61	87	55
Weighted-average common shares outstanding – Diluted	1,238	1,160	1,232	1,125

Earnings per share
Basic	$2.86	$0.81	$5.23	$1.00
Diluted	2.67	0.77	4.86	0.95

Antidilutive potential common shares that could dilute basic earnings per share in the future were 3 million for the second quarter and first six months of 2018, and 60 million and 62 million for the second quarter and first six months of 2017, respectively.

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

	Quarter ended		Six months ended
	March 1, 2018	March 2, 2017	March 1, 2018	March 2, 2017
Net sales
CNBU	$3,691	$1,917	$6,903	$3,387
MBU	1,566	1,082	2,931	2,114
SBU	1,254	1,041	2,637	1,901
EBU	829	590	1,659	1,168
All Other	11	18	24	48
	$7,351	$4,648	$14,154	$8,618

Operating income (loss)
CNBU	$2,329	$736	$4,243	$940
MBU	689	170	1,194	259
SBU	251	71	651	26
EBU	363	193	705	371
All Other	(2)	7	(6)	19
	3,630	1,177	6,787	1,615

Unallocated
Stock-based compensation	(52)	(55)	(103)	(101)
Restructure and asset impairments	(7)	(4)	(13)	(33)
Flow-through of Inotera inventory step-up	—	(60)	—	(60)
Other	(4)	(14)	(7)	(18)
	(63)	(133)	(123)	(212)

Operating income	$3,567	$1,044	$6,664	$1,403

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

Our Management's Discussion and Analysis is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This discussion is organized as follows:

•	Overview: Overview of our operations, business, and highlights of key events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and liquidity.

•	Critical Accounting Estimates

•	Recently Issued Accounting Standards

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

We make significant investments to develop the proprietary product and process technology, which is implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. Storage products incorporating NAND, a controller, and firmware constitute a significant portion of our sales. We generally develop firmware and expect to introduce proprietary controllers into our SSDs in new products starting in 2018. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and target high-growth markets.

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

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2018	% of Net Sales	2017	% of Net Sales	2018	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
Net sales	$7,351	100%	$4,648	100%	$6,803	100%	$14,154	100%	$8,618	100%
Cost of goods sold	3,081	42%	2,944	63%	3,056	45%	6,137	43%	5,903	68%
Gross margin	4,270	58%	1,704	37%	3,747	55%	8,017	57%	2,715	32%

SG&A	196	3%	187	4%	191	3%	387	3%	346	4%
R&D	523	7%	473	10%	448	7%	971	7%	943	11%
Other operating (income) expense, net	(16)	—%	—	—%	11	—%	(5)	—%	23	—%
Operating income	3,567	49%	1,044	22%	3,097	46%	6,664	47%	1,403	16%

Interest income (expense), net	(61)	(1)%	(153)	(3)%	(101)	(1)%	(162)	(1)%	(285)	(3)%
Other non-operating income (expense), net	(53)	(1)%	34	1%	(204)	(3)%	(257)	(2)%	20	—%
Income tax (provision) benefit	(143)	(2)%	(38)	(1)%	(114)	(2)%	(257)	(2)%	(69)	(1)%
Equity in net income (loss) of equity method investees	1	—%	7	—%	—	—%	1	—%	5	—%
Net income attributable to noncontrolling interests	(2)	—%	—	—%	—	—%	(2)	—%	—	—%
Net income attributable to Micron	$3,309	45%	$894	19%	$2,678	39%	$5,987	42%	$1,074	12%

Net Sales

	Second Quarter				First Quarter		Six Months
	2018	% of Total	2017	% of Total	2018	% of Total	2018	% of Total	2017	% of Total
CNBU	$3,691	50%	$1,917	41%	$3,212	47%	$6,903	49%	$3,387	39%
MBU	1,566	21%	1,082	23%	1,365	20%	2,931	21%	2,114	25%
SBU	1,254	17%	1,041	22%	1,383	20%	2,637	19%	1,901	22%
EBU	829	11%	590	13%	830	12%	1,659	12%	1,168	14%
All Other	11	—%	18	—%	13	—%	24	—%	48	1%
	$7,351		$4,648		$6,803		$14,154		$8,618
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for the second quarter of 2018 increased 8% as compared to the first quarter of 2018 due to strong execution and market conditions for DRAM across our primary markets, particularly for server, mobile, and client. The strong demand for our products enabled us to increase DRAM average selling prices and sales volumes resulting in higher CNBU and MBU sales. Despite significant increases in SSD revenue in the second quarter of 2018 as compared to the first quarter of 2018, SBU revenue decreased due to declines in NAND component revenue.

Total net sales for the second quarter and first six months of 2018 increased 58% and 64%, respectively, as compared to the corresponding periods of 2017. Solid execution and strong demand for our products across our primary markets, particularly in client, enterprise, mobile, and cloud, drove higher sales in the second quarter of 2018 for all operating segments and significant increases in sales volumes for both DRAM and Trade NAND products as well as increases in average selling prices for DRAM products.

Gross Margin

Our overall gross margin percentage increased to 58% for the second quarter of 2018 from 55% for the first quarter of 2018 primarily due to strong demand for our DRAM products that drove favorable pricing conditions, combined with overall reductions in manufacturing costs. The increase in our gross margin percentage for the second quarter of 2018 reflects margin expansion for DRAM products driven by the continued growth in product offerings and sales for server and mobile products featuring our 1X nm DRAM technology. Gross margin percentages increased for CNBU, MBU, and EBU operating segments in the second quarter of 2018 as compared to the first quarter of 2018.

Our overall gross margin percentage increased to 58% for the second quarter of 2018 from 37% for the second quarter of 2017 and increased to 57% for the first six months of 2018 from 32% for the first six months of 2017, reflecting increases in the gross margin percentages for all operating segments, primarily due to strong execution and market demand together with manufacturing cost reductions. From January 2016 through December 6, 2016, the date we acquired the remaining interest in Inotera, we purchased all of Inotera's DRAM output under supply agreements at prices based on a formula that equally shared margin between Inotera and us. For the first quarter of 2017, we purchased $504 million of DRAM products from Inotera under these agreements, representing 37% of our aggregate DRAM bit production.

Operating Results by Business Segments

CNBU

	Second Quarter		First Quarter	Six Months
	2018	2017	2018	2018	2017
Net sales	$3,691	$1,917	$3,212	$6,903	$3,387
Operating income	2,329	736	1,914	4,243	940

CNBU sales for the second quarter of 2018 increased 15% as compared to the first quarter of 2018 due to higher sales into cloud server and client markets and improved pricing for our DRAM products. As a result, CNBU operating income improved for the second quarter of 2018 compared to the first quarter of 2018. See "Operating Results by Product – DRAM" for further detail.

CNBU sales for the second quarter and first six months of 2018 increased 93% and 104%, respectively, as compared to the corresponding periods of 2017 due to increases in average selling prices for our products sold into the client market, growth in the cloud market driven by significant increases in DRAM content per server, and increases in sales into the enterprise market. Favorable conditions in key CNBU markets for the second quarter and first six months of 2018 drove increases in average selling prices and sales volumes as compared to the corresponding periods of 2017. CNBU operating income for the second quarter and first six months of 2018 improved from the corresponding periods of 2017 primarily due to improved pricing, manufacturing cost reductions, and product mix.

MBU

	Second Quarter		First Quarter	Six Months
	2018	2017	2018	2018	2017
Net sales	$1,566	$1,082	$1,365	$2,931	$2,114
Operating income	689	170	505	1,194	259

MBU sales are comprised primarily of DRAM and NAND, with mobile DRAM products accounting for a significant majority of the sales. MBU sales for the second quarter of 2018 increased 15% as compared to the first quarter of 2018 primarily due to strong acceptance of our low-power DRAM products and increases in sales of mobile DRAM products into smartphone markets. MBU operating income for the second quarter of 2018 improved from the first quarter of 2018 primarily due to manufacturing cost reductions and increases in sales volumes for both DRAM and NAND products as well as improved DRAM pricing resulting from strong demand for our products.

MBU sales for the second quarter and first six months of 2018 increased 45% and 39%, respectively, as compared to the corresponding periods of 2017 primarily due to improvements in DRAM pricing and increases in sales volumes, driven by customer qualifications for LPDRAM and managed NAND products, combined with higher memory content in smartphones.

MBU operating income for the second quarter and first six months of 2018 improved from the corresponding periods of 2017 primarily due to increases in average selling prices for mobile DRAM products, manufacturing cost reductions, and higher sales volumes.

SBU

	Second Quarter		First Quarter	Six Months
	2018	2017	2018	2018	2017
Net sales	$1,254	$1,041	$1,383	$2,637	$1,901
Operating income	251	71	400	651	26

SBU sales of Trade NAND products for the second quarter of 2018 decreased 7% as compared to the first quarter of 2018 due to declines in NAND component sales from lower average selling prices, partially offset by increases in SSD sales. Sales of SSD storage products for the second quarter of 2018 increased 22% as compared to the first quarter of 2018, driven by strong demand in cloud and client markets for products incorporating our TLC 3D NAND technology. SBU Non-Trade sales were $136 million for the second quarter of 2018 as compared to $122 million for the first quarter of 2018 and $158 million for the second quarter of 2017. SBU operating income for the second quarter of 2018 was also adversely affected by costs associated with IMFT's production of 3D XPoint products at less than full capacity, partially offset by a mix shift to SSD products and NAND manufacturing cost reductions. See "Operating Results by Product – Trade NAND" for further details.

SBU sales of Trade NAND products for the second quarter and first six months of 2018 increased 23% and 40%, respectively, as compared to the corresponding periods of 2017 primarily due to increases in sales volumes from strong demand, particularly for sales of SSD products into the cloud market. SBU sales of SSD storage products for the second quarter and first six months of 2018 increased by 81% and 103%, respectively, as compared to the corresponding periods of 2017 primarily as a result of the launch of new SSD products incorporating our TLC 3D NAND technology. SBU operating income for the second quarter and first six months of 2018 improved from the corresponding periods of 2017 primarily due to manufacturing cost reductions and improvements in product mix.

EBU

	Second Quarter		First Quarter	Six Months
	2018	2017	2018	2018	2017
Net sales	$829	$590	$830	$1,659	$1,168
Operating income	363	193	342	705	371

EBU sales are comprised of DRAM, NAND, and NOR Flash in decreasing order of revenue. EBU sales for the second quarter of 2018 were relatively unchanged from the first quarter of 2018. EBU operating income for the second quarter of 2018 increased from the first quarter of 2018 primarily due to manufacturing cost reductions and improved pricing for DRAM products resulting from strong demand for our products.

EBU sales for the second quarter and first six months of 2018 increased 41% and 42%, respectively, as compared to the corresponding periods of 2017 primarily due to strong demand and higher sales volumes for DRAM, NAND, and eMCP in consumer markets. EBU operating income for the second quarter and first six months of 2018 increased as compared to the corresponding periods of 2017 as a result of increases in average selling prices, manufacturing cost reductions, and increases in sales volumes.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2018	% of Total	2017	% of Total	2018	% of Total	2018	% of Total	2017	% of Total
DRAM	$5,213	71%	$2,960	64%	$4,562	67%	$9,775	69%	$5,381	62%
Trade NAND	1,805	25%	1,412	30%	1,866	27%	3,671	26%	2,684	31%
Non-Trade	136	2%	158	3%	122	2%	258	2%	281	3%
Other	197	3%	118	3%	253	4%	450	3%	272	3%
	$7,351		$4,648		$6,803		$14,154		$8,618
Percentages of total net sales reflect rounding and may not total 100%.

Non-Trade consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT under a long-term supply agreement at prices approximating cost. Information regarding products that combine both NAND and DRAM components is reported within Trade NAND. Other includes sales of NOR and trade 3D XPoint products.

DRAM

	Second Quarter 2018 Versus		First Six Months 2018 Versus
	First Quarter 2018	Second Quarter 2017	First Six Months 2017

(percentage change)
Average selling prices per gigabit	increased low double digit	increased low 40% range	increased high 40% range
Gigabits sold	increased mid single digit	increased low 20% range	increased low 20% range

Increases in sales volumes and prices for the second quarter of 2018 as compared to the first quarter of 2018 and second quarter of 2017 resulted from strong conditions for server, mobile, and client markets. Our gross margin percentage on sales of DRAM products for the second quarter of 2018 improved from the first quarter of 2018 and second quarter of 2017 primarily due to increases in average selling prices due to favorable market conditions and manufacturing cost reductions.

Trade NAND

	Second Quarter 2018 Versus		First Six Months 2018 Versus
	First Quarter 2018	Second Quarter 2017	First Six Months 2017

(percentage change)
Average selling prices per gigabyte	decreased mid-teens range	decreased high single digit	decreased mid single digit
Gigabytes sold	increased low double digit	increased low 40% range	increased low 40% range

Decreases in net sales for the second quarter of 2018 as compared to the first quarter of 2018 resulted from declines in average selling prices partially offset by increase in sales of cloud and client SSDs driven by growth and gains in market share for SSD products. Increases in net sales for the second quarter of 2018 as compared to the second quarter of 2017 primarily resulted from increases in sales of cloud and client SSDs. Our ability to meet increased demand for SSDs and other NAND products in the second quarter of 2018 was primarily due to improvements in process technology, including our transition to 3D NAND products and strong execution. Our gross margin percentage on sales of Trade NAND for the second quarter of 2018 declined slightly from the first quarter of 2018 as declines in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage on sales of Trade NAND for the second quarter of 2018 improved from the second quarter of 2017 as manufacturing cost reductions outpaced declines in average selling prices.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the second quarter of 2018 were relatively unchanged compared to the first quarter of 2018. SG&A expenses for the second quarter of 2018 were 5% higher than the second quarter of 2017 primarily due to increases in payroll costs. SG&A expenses for the first six months of 2018 were 12% higher than the first six months of 2017 primarily due to increases in performance-based pay and other payroll costs.

Research and Development

R&D expenses for the second quarter of 2018 were 17% higher than the first quarter of 2018 primarily due to higher volumes of product being processed that had not been qualified and increases in payroll costs. R&D expenses for the second quarter of 2018 were 11% higher than the second quarter of 2017 primarily due to increases in payroll costs. R&D expenses for the first six months of 2018 were slightly higher as compared to the first six months of 2017 due to increases in payroll costs, partially offset by lower volumes of product being processed that had not been qualified.

We share the cost of certain product and process development activities with development partners, including Intel. We expect to continue to jointly develop NAND technologies with Intel through the third generation of 3D NAND, which is expected to be delivered in 2019. In the second quarter of 2018, we and Intel mutually agreed to independently develop subsequent generations of 3D NAND in order to better optimize the technology and products for each individual business' needs. Our R&D expenses were reduced by reimbursements under our arrangements by $58 million for the second quarter of 2018, $56 million for the first quarter of 2018, and $59 million for the second quarter of 2017.

Income Taxes

Income tax (provision) benefit consisted of the following:

	Second Quarter		First Quarter	Six Months
	2018	2017	2018	2018	2017
Provisional estimate for the Repatriation Tax, net of adjustments related to uncertain tax positions	$(1,335)	$—	$—	$(1,335)	$—
Remeasurement of deferred tax assets and liabilities reflecting lower U.S. corporate tax rates	(133)	—	—	(133)	—
Provisional estimate for the release of the valuation allowance on the net deferred tax assets of our U.S. operations	1,337	—	—	1,337	—
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(17)	(8)	(26)	(43)	(21)
Other income tax (provision) benefit	5	(30)	(88)	(83)	(48)
	$(143)	$(38)	$(114)	$(257)	$(69)

Effective tax rate	4.1%	4.1%	4.1%	4.1%	6.1%

Our income taxes reflect the following:

•
various provisional estimates for the impacts of the Tax Act, including the Repatriation Tax, remeasurement of deferred tax assets and liabilities at the lower U.S. corporate rate of 21%, and release of a substantial portion of the valuation allowance on the net deferred tax assets of our U.S. operations; and

•	operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates.

On December 22, 2017, the U.S. government enacted the Tax Act which lowers the U.S. corporate income tax rate from 35% to 21% and significantly affects how income from foreign operations is taxed in the United States. As a result of our fiscal year-end, our U.S. statutory federal rate will be 25.7% for 2018 (based on the 35% corporate rate through December 31, 2017 and 21% from that date through the end of fiscal year 2018) and 21% for subsequent years. The Tax Act imposes a Repatriation

Tax in 2018; provides a U.S. federal tax exemption on foreign earnings distributed to the United States; and, beginning in 2019, creates a Foreign Minimum Tax. The Tax Act allows us to elect to pay any Repatriation Tax due in eight annual interest-free payments in increasing amounts beginning in December 2018. In connection with the provisions of the Tax Act, we are continuing to evaluate whether to account for the Foreign Minimum Tax provisions that begin for us in 2019 as a period cost or in our measurement of deferred taxes.

SAB 118 allows the use of provisional amounts (reasonable estimates) if our analyses of the impacts of the Tax Act has not been completed when our financial statements for the second quarter of fiscal year 2018 are issued. Provisional amounts may be adjusted during a one-year measurement period as accounting for the income tax effects of the Tax Act are completed or as estimates are revised.

In accordance with SAB 118, we recorded certain provisional estimates included in the table above. Although the provisional estimates are based on the best available interpretations of the Tax Act, the final impacts may differ from the estimates due to, among other things, the issuance of additional regulatory and legislative guidance related to the Tax Act.

As noted above, provisional estimates were recorded for the Repatriation Tax and the release of the valuation allowance on the net deferred tax assets of our U.S. operations. To determine the amount of the Repatriation Tax, we must determine the accumulated foreign earnings of our foreign subsidiaries and the amount of foreign income tax paid on such earnings. The provisional estimate of the Repatriation Tax is also based, in part, on the amount of cash and other specified assets anticipated to be held by our foreign subsidiaries as of August 30, 2018, the end of our fiscal year 2018, which may determine the portion of the accumulated foreign earnings taxed at an effective rate of 15.5% or 8%. As a result, the Repatriation Tax may change as amounts are finalized. The U.S. Department of Treasury has issued interpretive guidance regarding the Repatriation Tax and we expect that they will issue additional guidance. Based on the information available, we can reasonably estimate the Repatriation Tax and therefore recorded a provisional amount; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release of the Repatriation Tax and the Tax Act.

We operate in a number of locations outside the Unites States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $436 million (benefiting our diluted earnings per share by $0.35) for the second quarter of 2018, by $391 million ($0.32 per diluted share) in the first quarter of 2018, and by $132 million ($0.11 per diluted share) for the second quarter of 2017. The Tax Act establishes a new provision designed to impose the Foreign Minimum Tax beginning in 2019. Consequently, we may incur additional U.S. tax expense on income of our foreign subsidiaries that could offset a significant portion of the benefits realized from our tax incentive arrangements. Beginning in 2019, our tax rate may increase to the low teens percentage depending on profitability.

Other

Net interest expense decreased 40% for the second quarter of 2018 as compared to the first quarter of 2018 primarily due to decreases in debt obligations in the first six months of 2018. Net interest expense decreased 60% for the second quarter of 2018 as compared to the second quarter of 2017 primarily due to decreases in debt obligations, including the redemption of $600 million in principal amount of notes in the fourth quarter of 2017 and the redemption and conversion of an aggregate of $2.42 billion in principal amount of notes in the first six months of 2018, as well as an increase in capitalized interest from higher levels of capital spending. Interest income also increased in the second quarter of 2018 as compared to the second quarter of 2017 primarily due to increases in our aggregate cash and investments. Net interest expense decreased 43% for the first six months of 2018 as compared to the first six months of 2017 primarily due to decreases in debt obligations, increases in interest income as a result of increases in our cash and investments, and increases in capitalized interest.

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

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that expenditures in 2018 for property, plant, and equipment, net of partner contributions, to be in the range of $7.5 billion plus or minus 5 percent, focused on technology transitions and product enablement. The actual amounts for 2018 will vary depending on market conditions. As of March 1, 2018, we had commitments of approximately $1.6 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Cash and marketable investments totaled $8.56 billion and $6.05 billion as of March 1, 2018 and August 31, 2017, respectively. Our investments consist primarily of money market funds and liquid investment-grade fixed-income securities, diversified among industries and individual issuers. As of March 1, 2018, $3.94 billion of our cash and marketable investments was held by our foreign subsidiaries. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

In October 2017, we issued 34 million shares of our common stock for $41.00 per share in a public offering for proceeds of $1.36 billion, net of underwriting fees and other offering costs. In the first six months of 2018, we paid $2.93 billion in cash for the repurchase or settlement upon conversion of notes with an aggregate principal amount of $2.42 billion. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt." We may redeem, repurchase, or otherwise retire additional debt in the future.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments included $495 million held by the MMJ Group as of March 1, 2018. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Group is prohibited from paying dividends to us. In addition, pursuant to an order of the Japan Court, the MMJ Group cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

MSTW and MTTW: Cash and marketable investments included $59 million held by MSTW and MTTW as of March 1, 2018. The 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and MTTW to pay dividends. As a result, the assets of MSTW and MTTW are not available for use by us in our other operations.

IMFT: Cash and marketable investments included $317 million held by IMFT as of March 1, 2018. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of March 1, 2018, $3.18 billion of cash and marketable investments, including substantially all of the amounts held by MMJ, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested. As a result of the Tax Act, substantially all of our accumulated foreign earnings earned before December 31, 2017 were treated as taxable for U.S. federal income taxes; however, the repatriation of all or a portion of these earnings would continue to be subject to foreign and state tax upon repatriation to the United States. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of the foreign earnings considered to be indefinitely reinvested outside of the United States. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

	First Six Months
	2018	2017
Net cash provided by operating activities	$7,984	$2,543
Net cash provided by (used for) investing activities	(3,843)	(5,385)
Net cash provided by (used for) financing activities	(1,420)	2,341
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	4	(33)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,725	$(534)

Operating Activities: For the first six months of 2018, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $630 million of cash used for increases in receivables, partially offset by $93 million of cash provided by an increase in accounts payable and accrued expenses. For the first six months of 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $773 million of cash used for net increases in receivables, $361 million of payments attributed to intercompany balances with Inotera, and $399 million of cash provided by net increases in accounts payable and accrued expenses.

Investing Activities: For the first six months of 2018, net cash used for investing activities consisted primarily of $4.22 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners), partially offset by $198 million of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first six months of 2017, net cash used for investing activities consisted primarily of $2.63 billion of net cash paid for the Inotera Acquisition (net of $361 million of payments attributed to intercompany balances with Inotera included in operating activities) and $2.43 billion of expenditures for property, plant, and equipment (which excludes offsets of amounts funded by our partners).

Financing Activities: For the first six months of 2018, net cash used for financing activities consisted primarily of redemption of our 2023 Secured Notes for $1.37 billion in cash, redemption of our 2023 Notes for $1.05 billion in cash, conversions of our convertible notes for $511 million of cash, and $449 million for repayments of other notes payable and capital leases, partially offset by net proceeds of $1.36 billion from the issuance of 34 million shares of our common stock for $41.00 per share in a public offering and $650 million of proceeds from IMFT Member Debt. For the first six months of 2017, net cash provided by financing activities consisted primarily of $2.48 billion of net proceeds from the 2021 MSTW Term Loan and $445 million of net proceeds from the 2021 MSAC Term Loan, partially offset by $556 million for repayments of debt. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock exceeded 130% of the conversion price per share of all our convertible notes for at least 20 trading days in the 30 trading day period ended on December 31, 2017, holders may convert their notes through the calendar quarter ended March 31, 2018. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending March 31, 2018 if all holders converted their notes. The amounts in the table below are based on our closing share price of $47.62 as of March 1, 2018.

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032C Notes	Cash and/or shares	Cash and/or shares	18	$—	18	$849
2032D Notes	Cash and/or shares	Cash and/or shares	18	—	18	845
2033E Notes(1)	Cash	Cash and/or shares	5	197	1	261
2033F Notes(1)	Cash	Cash and/or shares	27	393	18	1,272
2043G Notes	Cash and/or shares	Cash and/or shares	35	—	35	1,674
			103	$590	90	$4,901

(1)
Amounts as of March 1, 2018 include $178 million and $129 million for the settlement obligation (principal and amounts in excess of principal) of 2033E Notes and 2033F Notes, respectively, that had been converted but not settled. The settlement obligation of these notes will settle in cash in the third quarter of 2018.

Contractual Obligations

As of March 1, 2018, the contractual obligations of principal and interest of all our notes payable was $9.80 billion, of which $610 million is due in the remainder of 2018, $3.30 billion is due in 2019 and 2020, $2.77 billion is due in 2021 and 2022, and $3.12 billion is due in 2023 and thereafter. There have been no other material changes to our contractual obligations as described in "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 31, 2017, other than our purchase commitments for the acquisition of property, plant, and equipment as described above.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see "Part I - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 31, 2017. Except for the critical accounting estimates associated with our income taxes as discussed below, there have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended August 31, 2017.

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

In connection with the Tax Act, we recognized a provision for income taxes of $131 million in the second quarter of 2018, of which $133 million was related to the impact of remeasuring our deferred tax assets and liabilities to reflect the lower tax rate and $2 million of income tax benefit was considered a provisional estimate. The provisional estimate included $1.34 billion associated with the Repatriation Tax, essentially offset by a benefit of $1.34 billion for the release of the valuation allowance on the net deferred tax assets of our U.S. operations. Based on the information available, we recorded a provisional amount;

however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release as a result of the Tax Act.

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

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of March 1, 2018 and August 31, 2017, the carrying value of our debt with fixed interest rates was $4.0 billion and $5.7 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of March 1, 2018 and August 31, 2017, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $130 million and $273 million, respectively.

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

During the second quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross margins are dependent in part upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, 3D memory layers, NAND cell levels, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, and new products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

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

As of March 1, 2018, we had debt with a carrying value of $9.32 billion. In addition, the conversion value in excess of principal of our convertible notes as of March 1, 2018 was $3.18 billion. In the first six months of 2018, and full years of 2017 and 2016, we paid $2.93 billion and 4 million shares of our treasury stock as non-cash settlement, $1.63 billion, and $94 million, respectively, to repurchase and settle notes with principal amounts of $2.42 billion, $1.55 billion, and $57 million, respectively. As of March 1, 2018, we had an undrawn revolving credit facility that provided for additional borrowings of up to $750 million based on eligible receivables. Events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize this revolving credit facility. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2018 for property, plant, and equipment will be approximately $7.5 billion plus or minus 5 percent, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures, offset by amounts funded by our partners, were $2.11 billion in the second quarter of 2018. As of March 1, 2018, we had cash and marketable investments of $8.56 billion. As of March 1, 2018, $3.18 billion of cash and marketable investments, including substantially all of the cash held by the MMJ Group, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested. As a result of the Tax Act, substantially all of our accumulated foreign earnings earned before December 31, 2017 were treated as taxable; however, the repatriation of all or a portion of these earnings would continue to be subject to foreign and state tax upon repatriation to the United States. In addition, cash of $317 million held by IMFT was generally not available to finance our other operations.

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

We develop and produce advanced memory technologies, including 3D XPoint memory, a new class of non-volatile technology. There is no assurance that our efforts to develop and market new product technologies will be successful. Unsuccessful efforts to develop new semiconductor memory and storage technologies could have a material adverse effect on our business, results of operations, or financial condition.

New product development may be unsuccessful.

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product and system-level solution development over the next several years. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. There can be no assurance of the following:

•that our product development efforts will be successful;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these products;

•	that we will be able to establish or maintain key relationships with customers with specific chip set or design requirements;

•	that we will be able to introduce new products into the market and qualify them with our customers on a timely basis; or
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

Claims that our products or manufacturing processes infringe or otherwise violate the intellectual property rights of others, or failure to obtain or renew license agreements covering such intellectual property, could materially adversely affect our business, results of operations, or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon, misappropriate, misuse, or otherwise violate their intellectual property rights. We are unable to predict the outcome of these assertions made against us. Any of these types of claims, regardless of the merits, could subject us to significant costs to defend or resolve such claims and may consume a substantial portion of management's time and attention. As a result of these claims, we may be required to:

•	pay significant monetary damages, fines, royalties, or penalties;

•	enter into license or settlement agreements covering such intellectual property rights;

•	make material changes to or redesign our products and/or manufacturing processes; and/or

•	cease manufacturing, having made, selling, offering for sale, importing, marketing, or using products and/or manufacturing processes in certain jurisdictions.

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. (See also "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.")

We have a number of intellectual property license agreements. Some of these license agreements require us to make one-time or periodic payments. We may need to obtain additional licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on terms acceptable to us. The failure to obtain or renew licenses as necessary could have a material adverse effect on our business, results of operations, or financial condition.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of March 1, 2018, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $36 million for the first six months of 2018, $74 million for 2017, and $24 million for 2016. Based on our foreign currency balances of monetary assets and liabilities, as of March 1, 2018, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $414 million. Although we hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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

Our operations require raw materials, and in certain cases, third party services, that meet exacting standards. We generally have multiple sources of supply for our raw materials and services. However, only a limited number of suppliers are capable of delivering certain raw materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of raw materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, sub-assemblies, targets, and reticle glass blanks. Shortages may occur, from time to time, in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. The disruption of our supply of raw materials or services or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

Increases in tariffs or other taxes on our products or equipment and supplies could have an adverse impact on our operations.

We sell a significant majority of our products into countries outside the United States and we purchase a significant portion of equipment and supplies from suppliers outside the United States. The United States and other countries have levied tariffs and taxes on certain goods. Further tariffs, additional taxes or trade barriers may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

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

Our incentives from various governments are conditional upon achieving or maintaining certain performance obligations and are subject to reduction, termination, or clawback.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, or production in those regions. These incentives may take various forms, including grants, loan subsidies, and tax arrangements, and typically require us to perform or maintain certain levels of investment, capital spending, employment, technology deployment, or research and development activities to qualify for such incentives. We cannot guarantee that we will successfully achieve performance obligations required to qualify for these incentives or that the granting agencies will provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our performance with the terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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

We operate in a number of locations outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the geographic mix of our earnings among these jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax positions and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2013 through 2017. In addition, tax returns that remain open to examination in Japan and Taiwan range from the years 2012 to 2017, and in Singapore from 2013 to 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. The foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

A change in tax laws in key jurisdictions could materially increase our tax expense.

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act lowers the U.S. corporate income tax rate from 35% to 21% and significantly affects how income from our foreign operations are taxed in the United States. As a result of our fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 25.7% for 2018, and 21% for subsequent years. Based on the information available, we recorded provisional amounts under SAB 118; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax. The final tax impacts may differ from our provisional estimates due to, among other things, the issuance of additional regulatory and legislative guidance. As a result of the Tax Act, our tax rate may increase up to the low teens percentage depending on future profitability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of August 31, 2017, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.88 billion and $1.95 billion, respectively, which, if not utilized, will expire at various dates from 2028 through 2037 and 2018 through 2037, respectively. As of August 31, 2017, our foreign net operating loss carryforwards were $6.30 billion, which will, if not utilized, substantially all expire at various dates from 2019 through 2026. As of August 31, 2017, we had gross deferred tax assets of $3.78 billion and valuation allowances of $2.32 billion against our deferred tax assets. As of March 1, 2018, after recording the provisional estimated impact of the Tax Act, which includes the utilization of a substantial portion of our U.S. deferred tax assets, we had net deferred tax assets of $1.95 billion and valuation allowances of $943 million against our deferred tax assets. Utilization of all of our net operating loss and credit carryforwards would increase the amount of our annual cash taxes reducing the overall amount of cash available to be used in other areas of the business and could have a material adverse effect on our business, results of operations, or financial condition.

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

Sales to customers outside the United States approximated 86% of our consolidated net sales for 2017. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, Japan, and China. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2018, we share-settled all of our remaining 2032C and 2033E Capped Calls and a portion of our 2032D Capped Calls and received 7,022,506 shares of our common stock.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs
December 1, 2017	–	January 4, 2018	4,710,314	$45.68
January 5, 2018	–	February 1, 2018	—	—
February 2, 2018	–	March 1, 2018	2,312,192	42.47
			7,022,506	44.62

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts above.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		99.1	4/15/14
10.1	Micron Technology, Inc. Executive Officer Performance Incentive Plan		DEF 14A		B	12/7/2017
10.75	Micron Technology, Inc. Employee Stock Purchase Plan		DEF 14A		A	12/7/2017
10.76	Severance Benefits for David A. Zinsner	✓
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	✓
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	✓
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	✓
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	✓
101.INS	XBRL Instance Document	✓
101.SCH	XBRL Taxonomy Extension Schema Document	✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	✓

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	March 23, 2018	/s/ David A. Zinsner
David A. Zinsner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)