Form 10-Q
period 2018-05-31
MICRON TECHNOLOGY INC
filed 2018-06-22
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant's common stock as of June 15, 2018 was 1,159,810,627.

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

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding timing of product introductions; our expected NAND development activities with Intel; the effect of U.S. tax reform; our expectation to engage, from time to time, in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements for at least the next 12 months; capital spending in 2018; and the timing of completing construction of additional clean-room space and initial wafer output from our Singapore NAND fabrication facility. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Other Information – Item 1A. Risk Factors."

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2021 MSAC Term Loan	Variable Rate MSAC Senior Secured Term Loan due 2021	Intel	Intel Corporation
2021 MSTW Term Loan	Variable Rate MSTW Senior Secured Term Loan due 2021	Japan Court	Tokyo District Court
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2023 Notes	5.25% Senior Notes due 2023	MMJ	Micron Memory Japan, Inc.
2023 Secured Notes	7.50% Senior Secured Notes due 2023	MMJ Group	MMJ and its subsidiaries
2024 Notes	5.25% Senior Notes due 2024	MMT	Micron Memory Taiwan Co., Ltd.
2025 Notes	5.50% Senior Notes due 2025	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2026 Notes	5.63% Senior Notes due 2026	MTTW	Micron Technology Taiwan, Inc.
2032C Notes	2.38% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2032D Notes	3.13% Convertible Senior Notes due 2032	R&D	Research and Development
2033E Notes	1.63% Convertible Senior Notes due 2033	SG&A	Selling, General, and Administrative
2033F Notes	2.13% Convertible Senior Notes due 2033	SSD	Solid-State Drive
2043G Notes	3.00% Convertible Senior Notes due 2043	TLC	Triple-Level Cell
IMFT	IM Flash Technologies, LLC	VIE	Variable Interest Entity
Inotera	Inotera Memories, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Net sales	$7,797	$5,566	$21,951	$14,184
Cost of goods sold	3,074	2,957	9,211	8,860
Gross margin	4,723	2,609	12,740	5,324

Selling, general, and administrative	211	204	598	550
Research and development	603	434	1,574	1,377
Other operating (income) expense, net	(44)	8	(49)	31
Operating income	3,953	1,963	10,617	3,366

Interest income	36	10	86	25
Interest expense	(80)	(153)	(292)	(453)
Other non-operating income (expense), net	(193)	(83)	(450)	(63)
	3,716	1,737	9,961	2,875

Income tax (provision) benefit	109	(92)	(148)	(161)
Equity in net income (loss) of equity method investees	(2)	2	(1)	7
Net income	3,823	1,647	9,812	2,721

Net (income) attributable to noncontrolling interests	—	—	(2)	—
Net income attributable to Micron	$3,823	$1,647	$9,810	$2,721

Earnings per share
Basic	$3.30	$1.49	$8.53	$2.52
Diluted	3.10	1.40	7.96	2.38

Number of shares used in per share calculations
Basic	1,159	1,106	1,150	1,082
Diluted	1,235	1,177	1,233	1,142

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Net income	$3,823	$1,647	$9,812	$2,721

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(21)	6	(6)	(1)
Pension liability adjustments	(1)	1	—	—
Unrealized gains (losses) on investments	—	1	(2)	—
Foreign currency translation adjustments	1	11	1	48
Other comprehensive income (loss)	(21)	19	(7)	47
Total comprehensive income	3,802	1,666	9,805	2,768
Comprehensive (income) attributable to noncontrolling interests	—	—	(2)	—
Comprehensive income attributable to Micron	$3,802	$1,666	$9,803	$2,768

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	May 31, 2018	August 31, 2017
Assets
Cash and equivalents	$6,808	$5,109
Short-term investments	263	319
Receivables	4,912	3,759
Inventories	3,369	3,123
Other current assets	147	147
Total current assets	15,499	12,457
Long-term marketable investments	487	617
Property, plant, and equipment, net	22,705	19,431
Intangible assets, net	334	387
Deferred tax assets	989	766
Goodwill	1,228	1,228
Other noncurrent assets	603	450
Total assets	$41,845	$35,336

Liabilities and equity
Accounts payable and accrued expenses	$3,998	$3,664
Deferred income	431	408
Current debt	1,454	1,262
Total current liabilities	5,883	5,334
Long-term debt	5,890	9,872
Other noncurrent liabilities	549	639
Total liabilities	12,322	15,845

Commitments and contingencies

Redeemable convertible notes	5	21

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,169 shares issued and 1,160 outstanding (1,116 shares issued and 1,112 outstanding as of August 31, 2017)	117	112
Additional capital	8,869	8,287
Retained earnings	20,070	10,260
Treasury stock, 9 shares (4 shares as of August 31, 2017)	(429)	(67)
Accumulated other comprehensive income	22	29
Total Micron shareholders' equity	28,649	18,621
Noncontrolling interests in subsidiaries	869	849
Total equity	29,518	19,470
Total liabilities and equity	$41,845	$35,336

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine months ended	May 31, 2018	June 1, 2017
Cash flows from operating activities
Net income	$9,812	$2,721
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	3,474	2,795
Amortization of debt discount and other costs	78	93
Loss on debt prepayments, repurchases, and conversions	386	62
Stock-based compensation	151	158
Gain on remeasurement of previously-held equity interest in Inotera	—	(71)
Change in operating assets and liabilities
Receivables	(1,177)	(1,338)
Inventories	(246)	108
Accounts payable and accrued expenses	38	511
Payments attributed to intercompany balances with Inotera	—	(361)
Deferred income taxes, net	(216)	80
Other	(55)	192
Net cash provided by operating activities	12,245	4,950

Cash flows from investing activities
Expenditures for property, plant, and equipment	(6,628)	(3,469)
Purchases of available-for-sale securities	(606)	(943)
Payments to settle hedging activities	(84)	(267)
Acquisition of Inotera	—	(2,634)
Proceeds from sales of available-for-sale securities	569	742
Proceeds from maturities of available-for-sale securities	219	115
Proceeds from settlement of hedging activities	151	146
Other	292	51
Net cash provided by (used for) investing activities	(6,087)	(6,259)

Cash flows from financing activities
Repayments of debt	(6,767)	(1,774)
Payments on equipment purchase contracts	(170)	(261)
Proceeds from issuance of stock	1,636	108
Proceeds from issuance of debt	969	3,136
Other	(111)	(2)
Net cash provided by (used for) financing activities	(4,443)	1,207

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(4)	(15)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,711	(117)
Cash, cash equivalents, and restricted cash at beginning of period	5,216	4,263
Cash, cash equivalents, and restricted cash at end of period	$6,927	$4,146

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

Significant Accounting Policies

Our significant accounting policies include those described in our Annual Report on Form 10-K for the year ended August 31, 2017 as well as the policy below.

Government Incentives: We receive incentives from governmental entities related to expenses, assets, and other activities. Our government incentives may require that we meet or maintain specified spending levels and other operational metrics and may be subject to reimbursement if such conditions are not met or maintained. Government incentives are recorded in the financial statements in accordance with their purpose: as a reduction of expenses, a reduction of asset costs, or other income. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. Incentives related to the acquisition or construction of fixed assets are recognized as a reduction in the carrying amounts of the related assets and reduce depreciation expense over the useful lives of the assets. Other incentives are recognized as other operating income. Government incentives received prior to being earned are recognized in current or noncurrent deferred income, whereas government incentives earned prior to being received are recognized in current or noncurrent receivables. Cash received from government incentives related to operating expenses are included as an operating activity in the statement of cash flows, whereas incentives related to the acquisition of property, plant, and equipment are included as an investing activity.

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

Unconsolidated VIE

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an. In connection with our assembly services with PTI, we had capital lease obligations and net property, plant, and equipment of $72 million and $69 million, respectively, as of May 31, 2018, and $80 million and $76 million, respectively, as of August 31, 2017.

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

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us in the first quarter of 2019 and requires modified retrospective adoption, with prospective adoption for amendments related to equity securities without readily determinable fair values. Our assets and liabilities subject to this standard are not material.

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

As a result of the adoption of this ASU, we expect to recognize revenue from sales of products to our distributors (which generally have agreements allowing rights of return or price protection) at the time control transfers to our distributors, which is generally earlier than recognizing revenue only upon resale by our distributors under existing revenue recognition guidance. Revenue recognized upon resale by our distributors under these arrangements was 19% of our consolidated revenue for the third quarter and first nine months of 2018, and 19% and 21% of our consolidated revenue for the third quarter and first nine months of 2017, respectively. On the date of initial application of this ASU, we will derecognize the deferred income on sales made to our distributors through a cumulative adjustment to retained earnings. We expect the revenue deferral, historically recognized in the following period, to be offset by the earlier recognition of revenue as described above as control of product transfers to our distributors. As a result of the adoption of this ASU, we expect to recognize interest expense from the financing component for contracts with advanced payments under which we transfer control of our products to our customers for periods extending beyond one year, although historically such arrangements would not have resulted in significant amounts of interest expense. As a result of the adoption of this ASU, we expect that revenue recognized under our current license agreements will not change materially.

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

	Quarter ended	Nine months ended
	June 1, 2017	June 1, 2017
Net sales	$5,566	$14,179
Net income	1,696	2,776
Net income attributable to Micron	1,696	2,776
Earnings per share
Basic	1.53	2.52
Diluted	1.44	2.39

The pro forma financial information includes our results for the quarter and nine months ended June 1, 2017 (which includes the results of Inotera since our acquisition of Inotera on December 6, 2016), the results of Inotera for the three months ended November 30, 2016, and the adjustments described above.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	May 31, 2018				August 31, 2017
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$3,452	$—	$—	$3,452	$2,237	$—	$—	$2,237
Level 1(2)
Money market funds	3,061	—	—	3,061	2,332	—	—	2,332
Level 2(3)
Corporate bonds	2	151	269	422	—	193	315	508
Certificates of deposit	259	10	2	271	483	24	3	510
Government securities	—	62	99	161	1	90	126	217
Asset-backed securities	—	14	117	131	—	2	173	175
Commercial paper	34	26	—	60	56	10	—	66
	6,808	$263	$487	$7,558	5,109	$319	$617	$6,045
Restricted cash(4)	119				107
Cash, cash equivalents, and restricted cash	$6,927				$5,216

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of May 31, 2018 or August 31, 2017.

(4)	Restricted cash is included in other noncurrent assets and primarily represents balances related to the MMJ Creditor Payments and interest reserve balances related to the 2021 MSTW Term Loan.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of May 31, 2018, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	May 31, 2018	August 31, 2017
Trade receivables	$4,513	$3,490
Income and other taxes	142	100
Other	257	169
	$4,912	$3,759

Inventories

As of	May 31, 2018	August 31, 2017
Finished goods	$828	$856
Work in process	2,168	1,968
Raw materials and supplies	373	299
	$3,369	$3,123

Property, Plant, and Equipment

As of	May 31, 2018	August 31, 2017
Land	$345	$345
Buildings	8,560	7,958
Equipment(1)	36,909	32,187
Construction in progress(2)	826	499
Software	624	544
	47,264	41,533
Accumulated depreciation	(24,559)	(22,102)
	$22,705	$19,431

(1)	Included costs related to equipment not placed into service of $1.41 billion and $994 million, as of May 31, 2018 and August 31, 2017, respectively.

(2)	Includes building-related construction and tool installation costs for assets not placed into service.

Intangible Assets and Goodwill

As of	May 31, 2018		August 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$573	$(347)	$756	$(477)
Non-amortizing assets
In-process R&D	108	—	108	—

Total intangible assets	$681	$(347)	$864	$(477)

Goodwill	$1,228		$1,228

During the first nine months of 2018 and 2017, we capitalized $27 million and $22 million, respectively, for product and process technology with weighted-average useful lives of 11 years and 10 years, respectively. Expected amortization expense is $20 million for the remainder of 2018, $52 million for 2019, $37 million for 2020, $30 million for 2021, and $20 million for 2022.

Accounts Payable and Accrued Expenses

As of	May 31, 2018	August 31, 2017
Accounts payable	$1,360	$1,333
Property, plant, and equipment payables	1,143	1,018
Salaries, wages, and benefits	692	603
Income and other taxes	311	163
Customer advances	181	197
Other	311	350
	$3,998	$3,664

Debt

As of	May 31, 2018					August 31, 2017
Instrument	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
MMJ Creditor Payments	N/A	6.52%	$237	$259	$496	$157	$474	$631
Capital lease obligations	N/A	3.80%	346	605	951	357	833	1,190
2021 MSAC Term Loan	4.42%	4.65%	—	—	—	99	697	796
2021 MSTW Term Loan	2.85%	3.01%	—	1,993	1,993	—	2,640	2,640
2022 Term Loan B	3.74%	4.15%	5	721	726	5	725	730
2023 Notes	5.25%	5.43%	—	—	—	—	991	991
2023 Secured Notes	7.50%	7.69%	—	—	—	—	1,238	1,238
2024 Notes	5.25%	5.38%	—	—	—	—	546	546
2025 Notes	5.50%	5.56%	—	515	515	—	515	515
2026 Notes	5.63%	5.73%	—	—	—	—	128	128
2032C Notes(1)(2)	2.38%	5.95%	504	—	504	—	211	211
2032D Notes(1)	3.13%	6.33%	77	149	226	—	159	159
2033E Notes(1)	1.63%	1.63%	43	—	43	202	—	202
2033F Notes(1)	2.13%	4.93%	123	—	123	278	—	278
2043G Notes(1)	3.00%	6.76%	10	679	689	—	671	671
IMFT Member Debt	0.00%	0.00%	—	969	969	—	—	—
Other notes	1.84%	2.46%	109	—	109	164	44	208
			$1,454	$5,890	$7,344	$1,262	$9,872	$11,134

(1)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on March 31, 2018, these notes are convertible by the holders at any time through the calendar quarter ended June 30, 2018. Current debt as of May 31, 2018 included an aggregate of $553 million for the settlement obligation (including principal and amounts in excess of principal) for conversions of certain convertible notes that will settle in cash in the fourth quarter of 2018. Additionally, the closing price of our common stock also exceeded the thresholds for the calendar quarter ended June 30, 2018; therefore, these notes are convertible by the holders at any time through September 30, 2018.

(2)	The 2032C Notes were classified as current as of May 31, 2018 because the holders can require us to repurchase for cash all or a portion of the 2032C Notes on May 1, 2019.

The carrying values in the table above as of May 31, 2018 include $4 million of principal amount of our 2033E Notes for which we announced we would redeem on June 15, 2018 and $553 million for the aggregate settlement obligation of certain convertible notes that had been converted but not settled. Additionally, in June 2018, we made an irrevocable election under the terms of the 2021 MSTW Term Loan to prepay principal of 25 billion New Taiwan dollars (equivalent to $836 million as of May 31, 2018) on July 6, 2018. These items had an aggregate carrying value of $1.39 billion as of May 31, 2018 that will settle in the fourth quarter of 2018 and reduce the carrying value of our debt.

Debt Prepayments, Repurchases, and Conversions

During the first nine months of 2018, we prepaid, repurchased, and settled conversions of debt with an aggregate of $4.73 billion principal amount. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

The following table presents the effects of prepayments, repurchases, and conversions of debt in the first nine months of 2018:

Nine months ended May 31, 2018	Decrease in Principal	Increase (Decrease) in Carrying Value	Decrease in Cash	Decrease in Equity	Gain (Loss)
Prepayments and repurchases
2021 MSAC Term Loan	$(730)	$(727)	$(730)	$—	$(3)
2021 MSTW Term Loan	(671)	(668)	(671)	—	(3)
2023 Notes	(1,000)	(991)	(1,046)	—	(55)
2023 Secured Notes	(1,250)	(1,238)	(1,373)	—	(135)
2024 Notes	(550)	(546)	(572)	—	(25)
2026 Notes	(129)	(129)	(139)	—	(11)
2033F Notes	(66)	(63)	(316)	(252)	(1)
Settled conversions
2032C Notes	(52)	(49)	(240)	(195)	4
2033E Notes(1)	(161)	(191)	(491)	(251)	(49)
2033F Notes	(119)	(114)	(575)	(447)	(14)
Conversions not settled(2)
2032C Notes	—	338	—	(264)	(74)
2032D Notes	—	64	—	(51)	(13)
2033E Notes	—	31	—	(29)	(3)
2033F Notes	—	17	—	(14)	(3)
2043G Notes	—	6	—	(5)	(1)
	$(4,728)	$(4,260)	$(6,153)	$(1,508)	$(386)

(1)	Settlement included issuance of 4 million shares of our treasury stock in addition to payment of cash.

(2)
As of May 31, 2018, an aggregate of $101 million in principal amount of our convertible notes (with a carrying value of $553 million) had converted but not settled. These notes will settle in cash in the fourth quarter of 2018.

IMFT Member Debt

In the first nine months of 2018, Intel provided debt financing ("IMFT Member Debt") of $969 million to IMFT pursuant to the terms of the IMFT joint venture agreement. IMFT Member Debt bears no interest, matures upon the completion of an auction and sale of assets of IMFT prior to the dissolution, liquidation, or other wind-up of IMFT, and is convertible, at the election of Intel, in whole or in part, into a capital contribution to IMFT. Additionally, to the extent IMFT distributes cash to its members under the terms of the IMFT joint venture agreement, Intel may, at its option, designate any portion of the distribution to be a repayment of the IMFT Member Debt. In the event Intel exercises its right to put its interest in IMFT to us, or if we exercise our right to call from Intel its interest in IMFT, Intel will transfer to Micron any IMFT Member Debt outstanding at the time of the closing of the put or call transaction. (See "Equity – Noncontrolling Interest in Subsidiaries – IMFT" note.)

2022 Senior Secured Term Loan B Repricing Amendment

On October 26, 2017 and April 27, 2018, we amended our 2022 Term Loan B, substantially all of which was treated as a debt modification, to reduce the interest rate margins. As of May 31, 2018, the 2022 Term Loan B bears interest at LIBOR plus 1.75%.

Convertible Senior Notes

As of May 31, 2018, the trading price of our common stock was higher than the initial conversion prices of our convertible notes. As a result, the conversion values for these notes exceeded the principal amounts by $3.21 billion as of May 31, 2018.

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

On March 19, 2018, Micron Semiconductor (Xi’an) Co., Ltd. ("MXA") was served with a patent infringement complaint filed by Fujian Jinhua Integrated Circuit Co., Ltd. ("Jinhua") in the Fuzhou Intermediate People’s Court in Fujian Province, China. On April 3, 2018, Micron Semiconductor (Shanghai) Co. Ltd. ("MSS") was served with the same complaint. The complaint alleges that MXA and MSS infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring the defendants to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 98 million Chinese yuan plus court fees incurred.

On March 21, 2018, MXA was served with a patent infringement complaint filed by United Microelectronics Corporation ("UMC") in the Fuzhou Intermediate People's Court in Fujian Province, China. On April 3, 2018, MSS was served with the same complaint. The complaint alleges that MXA and MSS infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring the defendants to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 90 million Chinese yuan plus court fees incurred.

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and two additional complaints filed by UMC in the Fuzhou Intermediate People's Court in Fujian Province, China. The three additional complaints allege that MSS infringes three Chinese patents by manufacturing and selling certain Crucial MX300 SSDs and certain GDDR5 memory chips. The two complaints filed by UMC each seek an order requiring the defendant to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua seeks an order requiring the defendants to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 98 million Chinese yuan plus court fees incurred.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of May 31, 2018, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

On April 27, 2018, a purported class-action lawsuit was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California asserting claims based on alleged price-fixing of DRAM products during the period from June 1, 2016 to February 1, 2018. Similar cases were subsequently filed in Canadian courts in Quebec, Montreal and Toronto, Ontario. The complaints seek treble monetary damages, costs, interest, attorneys' fees, and other injunctive and equitable relief. We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss. The final resolution of these matters could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

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

Outstanding Capped Calls: In connection with certain of our convertible notes, we entered into capped call transactions, which are intended to reduce the effect of potential dilution. The capped calls provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above the strike prices on the expiration dates. As of May 31, 2018, the dollar value of cash or shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our stock is below the strike prices for all capped calls at expiration, to $98 million, if the trading price of our stock is at or above the cap prices for all capped calls. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

Settlement of Capped Calls: During the first nine months of 2018, we share-settled portions of our capped calls upon expiration, and received 9 million shares (equal to a value of $429 million) based on the volume-weighted trading stock prices at the expiration dates. Shares received were recorded as treasury stock.

Common Stock Repurchase Authorization: In May 2018, we announced that our Board of Directors had authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock.

Noncontrolling Interests in Subsidiaries

As of	May 31, 2018		August 31, 2017
	Balance	Percentage	Balance	Percentage
IMFT	$852	49%	$832	49%
Other	17	Various	17	Various
	$869		$849

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

IMFT sales to Intel were $114 million and $341 million for the third quarter and first nine months of 2018, respectively, and $123 million and $375 million for the third quarter and first nine months of 2017, respectively. In the first quarter of 2018, IMFT discontinued production of NAND and subsequent to that time is entirely focused on 3D XPoint memory production.

The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. At any time through December 2018, Intel can put to us, and from January 2019 through December 2021, we can call from Intel, Intel's interest in IMFT, in either case, for a price that approximates Intel's interest in the net book value of IMFT plus member debt at the time of the closing. If Intel exercises its put right, we can elect to set the closing date of the transaction any time between six months and two years following such election by Intel and we can elect to receive financing of the purchase price from Intel for one to two years from the closing date. If we exercise our call right, Intel can elect to set the closing date of the transaction to be any time between six months and one year following such election. Following the closing date resulting from exercise of either the put or the call, we will continue to supply to Intel for a period of one year between 50% and 100%, at Intel's choice, of Intel's immediately preceding six-month period pre-closing volumes of IMFT products for the first six-month period following the closing and between 0% and 100%, at Intel's choice, of Intel's first six-month period following the closing volumes of IMFT products for the second six-month period following the closing, at a margin that varies depending on whether the put or call was exercised.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	May 31, 2018	August 31, 2017
Assets
Cash and equivalents	$109	$87
Receivables	86	81
Inventories	119	128
Other current assets	6	7
Total current assets	320	303
Property, plant, and equipment, net	2,706	1,852
Other noncurrent assets	46	49
Total assets	$3,072	$2,204

Liabilities
Accounts payable and accrued expenses	$200	$299
Deferred income	9	6
Current debt	20	19
Total current liabilities	229	324
Long-term debt	1,029	75
Other noncurrent liabilities	77	88
Total liabilities	$1,335	$487
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Restrictions on Net Assets

As a result of the corporate reorganization proceedings of MMJ, the 2021 MSTW Term Loan covenants, and the IMFT joint venture agreement, our total restricted net assets (excluding intercompany balances and noncontrolling interests) as of May 31, 2018 were $3.98 billion for the MMJ Group, $4.06 billion for MSTW and MTTW, and $885 million for IMFT.

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

As of	May 31, 2018		August 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$4,870	$4,808	$8,793	$8,423
Convertible notes	4,734	1,585	3,901	1,521

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

Derivative Instruments

	Gross Notional Amount(1)	Fair Value of
		Current Assets(2)	Current Liabilities(3)	Noncurrent Assets(4)
As of May 31, 2018
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$822	$2	$(15)	$—
Fair value currency hedges	239	—	(10)	—
		2	(25)	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	4,989	8	(25)	—
Convertible notes settlement obligation(5)		—	(558)	—
		8	(583)	—

		$10	$(608)	$—

As of August 31, 2017
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$456	$17	$—	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	4,847	34	(5)	1
Convertible notes settlement obligation(5)		—	(47)	—
		34	(52)	1

		$51	$(52)	$1

(1)	Notional amounts of currency hedge contracts in U.S. dollars.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Included in other noncurrent assets.

(5)	Notional amounts of convertible notes settlement obligations as of May 31, 2018 and August 31, 2017 were 10 million and 2 million shares of our common stock, respectively.

Derivative Instruments with Hedge Accounting Designation

We utilize currency forward contracts that generally mature within twelve months to hedge our exposure to changes in currency exchange rates. Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2).

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures. For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. For the periods presented prior to the second quarter of 2018, the ineffective and excluded portion of the realized and unrealized gain or loss was included in other non-operating income (expense). As a result of adopting ASU 2017-12, beginning in the second quarter of 2018, such amounts are included in the same line item in which the underlying transactions affect earnings.

We recognized losses in accumulated other comprehensive income from the effective portion of cash flow hedges of $23 million and $6 million for the third quarter and first nine months of 2018, respectively, and gains of $6 million and losses of $3 million for the third quarter and first nine months of 2017, respectively. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were material in the third quarters or first nine months of 2018 and 2017. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not material.

Fair Value Hedges: We utilize fair value hedges for our exposure from changes in currency exchange rates for certain monetary assets and liabilities. For derivative forward contracts designated as fair value hedges, hedge effectiveness is determined by the change in the fair value of the undiscounted spot rate of the forward contract. The changes in fair values of hedge instruments attributed to changes in undiscounted spot rates are recognized in other non-operating income (expense). The time value associated with hedge instruments is excluded from the assessment of the effectiveness of hedges and is recognized on a straight-line basis over the life of hedges to other non-operating income (expense). Amounts recorded to other comprehensive income (loss) for the third quarter and first nine months of 2018 were not material. The effects of fair value hedges on our consolidated statements of operations were as follows:

	Quarter ended	Nine months ended
	May 31, 2018	May 31, 2018
	Other Non-Operating Income (Expense)
Gain (loss) on remeasurement of hedged assets and liabilities	$28	$(28)
Gain (loss) on derivatives designated as hedging instruments	(28)	28
Amortization of amounts excluded from hedge effectiveness	(13)	(32)
	$(13)	$(32)

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: Except for certain assets and liabilities hedged using fair value hedges, we generally utilize a rolling hedge strategy with currency forward contracts that mature within nine months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized losses of $52 million for the third quarter, which offset $52 million of gains recognized during the first six months of 2018, and we recognized gains of $70 million and losses of $47 million for the third quarter and first nine months of 2017, respectively.

Convertible Note Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average price of our common stock (Level 2). (See "Debt" note.) We recognized losses of $119 million and $143 million for the third quarter and first nine months of 2018, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations.

Equity Plans

As of May 31, 2018, 127 million shares of our common stock were available for future awards under our equity plans, including 33 million shares approved for issuance under our employee stock purchase plan ("ESPP").

Employee Stock Purchase Plan

Our ESPP was approved by shareholders at our 2017 Annual Shareholder Meeting and will be offered to substantially all employees beginning in August 2018. The ESPP permits eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period.

Stock Options

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Stock options granted	—	1	2	7
Weighted-average grant-date fair value per share	$24.14	$11.64	$18.61	$8.59
Average expected life in years	5.4	5.5	5.5	5.5
Weighted-average expected volatility	45%	44%	44%	46%
Weighted-average risk-free interest rate	2.8%	2.0%	2.2%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Restricted stock award shares granted	—	—	4	8
Weighted-average grant-date fair value per share	$53.77	$27.75	$42.14	$19.10

Stock-based Compensation Expense

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Stock-based compensation expense by caption
Cost of goods sold	$20	$24	$62	$66
Selling, general, and administrative	14	20	48	53
Research and development	14	13	41	39
	$48	$57	$151	$158

Stock-based compensation expense by type of award
Stock options	$13	$19	$44	$54
Restricted stock awards	35	38	107	104
	$48	$57	$151	$158

The income tax benefit related to share-based compensation was $26 million and $142 million for the third quarter and first nine months of 2018, respectively, and $17 million and $80 million for the third quarter and first nine months of 2017, respectively. The income tax benefits related to share-based compensation for the periods presented prior to the second quarter of 2018 were offset by an increase in the U.S. valuation allowance. As of May 31, 2018, $364 million of total unrecognized compensation costs for unvested awards was expected to be recognized through the third quarter of 2022, resulting in a weighted-average period of 1.3 years.

Research and Development

We share the cost of certain product and process development activities with development partners. Our R&D expenses were reduced by reimbursements under these arrangements of $53 million and $167 million for the third quarter and first nine months of 2018, respectively, and $47 million and $162 million for the third quarter and first nine months of 2017, respectively.

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Loss on debt prepayments, repurchases, and conversions	$(168)	$(61)	$(386)	$(63)
Loss from changes in currency exchange rates	(24)	(22)	(60)	(62)
Gain on remeasurement of previously-held equity interest in Inotera	—	—	—	71
Other	(1)	—	(4)	(9)
	$(193)	$(83)	$(450)	$(63)

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

Income Taxes

On December 22, 2017, the United States enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that lowers the U.S. corporate income tax rate from 35% to 21% and significantly affects how income from foreign operations is taxed in the United States. As a result of our fiscal year-end, our U.S. statutory federal rate will be 25.7% for 2018 (based on the 35% corporate rate through December 31, 2017 and 21% from that date through the end of fiscal year 2018) and 21% for subsequent years. The Tax Act imposes a one-time transition tax in 2018 on the higher of our accumulated foreign income, as determined as of November 2, 2017 or December 31, 2017 (the "Repatriation Tax"); provides a U.S. federal tax exemption on foreign earnings distributed to the United States; and, beginning in 2019, creates a new minimum tax on certain foreign earnings in excess of a deemed return on tangible assets (the "Foreign Minimum Tax"). The Tax Act allows us to elect to pay any Repatriation Tax due in eight annual interest-free payments in increasing amounts beginning in December 2018. In connection with the provisions of the Tax Act, we are continuing to evaluate whether to account for the Foreign Minimum Tax provisions that begin for us in 2019 as a period cost or in our measurement of deferred taxes.

The Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118") allows the use of provisional amounts (reasonable estimates) if our analyses of the impacts of the Tax Act has not been completed when our financial statements are issued. Provisional amounts may be adjusted during a one-year measurement period as accounting for the income tax effects of the Tax Act are completed or as estimates are revised.

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

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Provisional estimate for the Repatriation Tax, net of adjustments related to uncertain tax positions	$222	$—	$(1,113)	$—
Remeasurement of deferred tax assets and liabilities reflecting the lower U.S. corporate tax rates	—	—	(133)	—
Provisional estimate for the release of the valuation allowance on the net deferred tax assets of our U.S. operations	—	—	1,337	—
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(35)	(31)	(78)	(52)
Other income tax (provision) benefit	(78)	(61)	(161)	(109)
	$109	$(92)	$(148)	$(161)

As noted above, provisional estimates were recorded for the Repatriation Tax and the release of the valuation allowance on the net deferred tax assets of our U.S. operations. To determine the amount of the Repatriation Tax, we must determine the accumulated foreign earnings of our foreign subsidiaries and the amount of foreign income tax paid on such earnings. The provisional estimate of the Repatriation Tax is also based, in part, on the amount of cash and other specified assets anticipated to be held by our foreign subsidiaries as of August 30, 2018, the end of our fiscal year 2018, which will determine the portion of the accumulated foreign earnings taxed at an effective rate of 15.5% or 8%. The provisional estimate for the Repatriation Tax was revised in the third quarter of 2018, and may continue to be revised as amounts are finalized. The U.S. Department of Treasury has issued interpretive guidance regarding the Repatriation Tax and we expect that it will issue additional guidance. Based on the information available, we can reasonably estimate the Repatriation Tax and therefore recorded a provisional amount; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release of the Repatriation Tax and the Tax Act.

During the third quarter of 2018, we reassessed our capital structure, including our Board of Directors' authorization to repurchase up to $10 billion of our outstanding common stock beginning in 2019, the future cash needs of our global operations, and the effects of the Tax Act. As a result of this reassessment, we deemed a portion of our foreign earnings to be no longer indefinitely invested. As a result of the Repatriation Tax, substantially all of our accumulated foreign earnings prior to December 31, 2017 were subject to U.S. federal taxation. Although we have provided for U.S. federal income tax on these earnings, the repatriation to the United States of all or a portion of these earnings would be subject to foreign and state income tax. As a result, in the third quarter of 2018, we recognized income tax provision of $68 million for deferred tax liabilities associated with our reassessment of our indefinitely reinvested earnings, which was substantially offset by a reduction in valuation allowances.

As of May 31, 2018, we had gross unrecognized income tax benefits of $202 million, of which $196 million would affect our effective tax rate in the future, if recognized. In 2018, the Tax Act reduced unrecognized tax benefits by $126 million. The amount accrued for interest and penalties related to uncertain tax positions was not material for any period presented.

We operate in a number of tax jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $527 million (benefitting our diluted earnings per share by $0.43) and $1.35 billion ($1.10 per diluted share) for the third quarter and first nine months of 2018, respectively, and $250 million ($0.21 per diluted share) and $422 million ($0.37 per diluted share), for the third quarter and first nine months of 2017, respectively.

Earnings Per Share

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Net income attributable to Micron – Basic and Diluted	$3,823	$1,647	$9,810	$2,721

Weighted-average common shares outstanding – Basic	1,159	1,106	1,150	1,082
Dilutive effect of equity plans and convertible notes	76	71	83	60
Weighted-average common shares outstanding – Diluted	1,235	1,177	1,233	1,142

Earnings per share
Basic	$3.30	$1.49	$8.53	$2.52
Diluted	3.10	1.40	7.96	2.38

Antidilutive potential common shares that could dilute basic earnings per share in the future were 2 million and 3 million for the third quarter and first nine months of 2018, respectively, and 52 million and 59 million for the third quarter and first nine months of 2017, respectively.

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

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expenses, or taxes to segments.

	Quarter ended		Nine months ended
	May 31, 2018	June 1, 2017	May 31, 2018	June 1, 2017
Net sales
CNBU	$3,988	$2,389	$10,891	$5,776
MBU	1,753	1,129	4,684	3,243
SBU	1,143	1,316	3,780	3,217
EBU	897	700	2,556	1,868
All Other	16	32	40	80
	$7,797	$5,566	$21,951	$14,184

Operating income (loss)
CNBU	$2,615	$1,219	$6,858	$2,159
MBU	860	304	2,054	563
SBU	156	276	807	302
EBU	386	256	1,091	627
All Other	—	16	(6)	35
	4,017	2,071	10,804	3,686

Unallocated
Stock-based compensation	(48)	(57)	(151)	(158)
Restructure and asset impairments	(8)	(12)	(21)	(45)
Flow-through of Inotera inventory step-up	—	(36)	—	(96)
Other	(8)	(3)	(15)	(21)
	(64)	(108)	(187)	(320)

Operating income	$3,953	$1,963	$10,617	$3,366

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

Our Management's Discussion and Analysis is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This discussion is organized as follows:

•	Overview: Overview of our operations and business.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product type; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and liquidity.

•	Critical Accounting Estimates

•	Recently Issued Accounting Standards

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

We make significant investments to develop proprietary product and process technology, which is implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. Storage products incorporating NAND, a controller, and firmware constitute a significant portion of our sales. We generally develop firmware and expect to introduce proprietary controllers into our SSDs in new products starting in 2018. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and target high-growth markets.

We market our products through our internal sales force, independent sales representatives, and distributors primarily to original equipment manufacturers and retailers around the world. We face intense competition in the semiconductor memory and storage markets and, in order to remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs. Our success is largely dependent on market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, efficient utilization of our manufacturing infrastructure, successful ongoing development and integration of advanced product and process technology, return-driven capital spending, and successful R&D investments.

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

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2018	% of Net Sales	2017	% of Net Sales	2018	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
Net sales	$7,797	100%	$5,566	100%	$7,351	100%	$21,951	100%	$14,184	100%
Cost of goods sold	3,074	39%	2,957	53%	3,081	42%	9,211	42%	8,860	62%
Gross margin	4,723	61%	2,609	47%	4,270	58%	12,740	58%	5,324	38%

SG&A	211	3%	204	4%	196	3%	598	3%	550	4%
R&D	603	8%	434	8%	523	7%	1,574	7%	1,377	10%
Other operating (income) expense, net	(44)	(1)%	8	—%	(16)	—%	(49)	—%	31	—%
Operating income	3,953	51%	1,963	35%	3,567	49%	10,617	48%	3,366	24%

Interest income (expense), net	(44)	(1)%	(143)	(3)%	(61)	(1)%	(206)	(1)%	(428)	(3)%
Other non-operating income (expense), net	(193)	(2)%	(83)	(1)%	(53)	(1)%	(450)	(2)%	(63)	—%
Income tax (provision) benefit	109	1%	(92)	(2)%	(143)	(2)%	(148)	(1)%	(161)	(1)%
Equity in net income (loss) of equity method investees	(2)	—%	2	—%	1	—%	(1)	—%	7	—%
Net income attributable to noncontrolling interests	—	—%	—	—%	(2)	—%	(2)	—%	—	—%
Net income attributable to Micron	$3,823	49%	$1,647	30%	$3,309	45%	$9,810	45%	$2,721	19%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2018	% of Total	2017	% of Total	2018	% of Total	2018	% of Total	2017	% of Total
CNBU	$3,988	51%	$2,389	43%	$3,691	50%	$10,891	50%	$5,776	41%
MBU	1,753	22%	1,129	20%	1,566	21%	4,684	21%	3,243	23%
SBU	1,143	15%	1,316	24%	1,254	17%	3,780	17%	3,217	23%
EBU	897	12%	700	13%	829	11%	2,556	12%	1,868	13%
All Other	16	—%	32	1%	11	—%	40	—%	80	1%
	$7,797		$5,566		$7,351		$21,951		$14,184
Percentages of total net sales reflect rounding and may not total 100%.

Total net sales for the third quarter of 2018 increased 6% as compared to the second quarter of 2018 due to continued execution in delivering high-value products and strong market conditions across our primary markets, particularly for cloud server, enterprise server, and mobile markets, that drove increases in sales for our CNBU, MBU, and EBU segments.

Total net sales for the third quarter and first nine months of 2018 increased 40% and 55%, respectively, as compared to the corresponding periods of 2017. Solid execution and strong demand for products across our primary markets, particularly in mobile, cloud server, client, and enterprise server, drove higher sales for all operating segments in the first nine months of 2018 as compared to the first nine months of 2017. CNBU, MBU, and EBU sales increased in the third quarter of 2018 as compared to the third quarter of 2017.

Gross Margin

Our overall gross margin percentage increased to 61% for the third quarter of 2018 from 58% for the second quarter of 2018 primarily due to strong market conditions for our CNBU, MBU, and EBU operating segments that drove favorable pricing conditions, combined with overall reductions in manufacturing costs. Cost reductions for the third quarter of 2018 were enabled by strong execution and the continued growth in product offerings and sales for server and mobile products featuring our 1X nm DRAM technology as well as SSD and managed NAND products featuring our TLC 3D NAND.

Our overall gross margin percentage increased to 61% for the third quarter of 2018 from 47% for the third quarter of 2017 and increased to 58% for the first nine months of 2018 from 38% for the first nine months of 2017, reflecting increases in the gross margin percentages for CNBU, MBU, and EBU, primarily due to favorable market conditions combined with strong execution in delivering high-value products featuring our 1X nm DRAM and TLC 3D NAND technologies that enabled manufacturing cost reductions. From January 2016 through December 6, 2016, the date we acquired the remaining interest in Inotera, we purchased all of Inotera's DRAM output under supply agreements at prices based on a formula that equally shared margin between Inotera and us. For the first quarter of 2017, we purchased $504 million of DRAM products from Inotera under these agreements, representing 37% of our aggregate DRAM bit production.

Operating Results by Business Segments

CNBU

	Third Quarter		Second Quarter	Nine Months
	2018	2017	2018	2018	2017
Net sales	$3,988	$2,389	$3,691	$10,891	$5,776
Operating income	2,615	1,219	2,329	6,858	2,159

CNBU sales for the third quarter of 2018 increased 8% as compared to the second quarter of 2018 primarily due to higher sales into high value cloud server, enterprise server, and graphics markets. CNBU operating income improved for the third quarter of 2018 compared to the second quarter of 2018 primarily due to strong demand and manufacturing cost reductions. See "Operating Results by Product – DRAM" for further detail.

CNBU sales for the third quarter and first nine months of 2018 increased 67% and 89%, respectively, as compared to the corresponding periods of 2017 due to strong market conditions and demand in key markets including cloud server, client, and enterprise server markets, which drove increases in pricing and sales volumes. CNBU operating income for the third quarter and first nine months of 2018 improved from the corresponding periods of 2017 primarily due to improved pricing and manufacturing cost reductions.

MBU

	Third Quarter		Second Quarter	Nine Months
	2018	2017	2018	2018	2017
Net sales	$1,753	$1,129	$1,566	$4,684	$3,243
Operating income	860	304	689	2,054	563

MBU sales are comprised primarily of mobile LPDRAM and managed NAND products. MBU sales for the third quarter of 2018 increased 12% as compared to the second quarter of 2018 primarily due to significant increases in high-value managed NAND products driven by strong acceptance of our TLC managed NAND product in smartphone markets. MBU operating income for the third quarter of 2018 improved from the second quarter of 2018 primarily due to improved pricing resulting from strong demand for our products, manufacturing cost reductions, and increases in sales of managed NAND products.

MBU sales for the third quarter and first nine months of 2018 increased 55% and 44%, respectively, as compared to the corresponding periods of 2017 primarily due to customer qualifications for LPDRAM and managed NAND products, which combined with higher memory content in smartphones to drive improvements in DRAM pricing and increases in sales volumes. MBU operating income for the third quarter and first nine months of 2018 improved from the corresponding periods of 2017 primarily due to increases in pricing for LPDRAM products, manufacturing cost reductions, and higher sales volumes.

SBU

	Third Quarter		Second Quarter	Nine Months
	2018	2017	2018	2018	2017
Net sales	$1,143	$1,316	$1,254	$3,780	$3,217
Operating income	156	276	251	807	302

SBU sales of Trade NAND products for the third quarter of 2018 decreased 9% as compared to the second quarter of 2018 due to lower NAND component sales as a result of declines in selling prices and a reallocation of supply to mobile managed NAND products, partially offset by increases in SSD sales driven by strong demand in cloud and enterprise markets for products incorporating our TLC 3D NAND technology. SBU Non-Trade sales were $122 million for the third quarter of 2018 as compared to $136 million for the second quarter of 2018 and $138 million for the third quarter of 2017. SBU operating income for the third quarter of 2018 decreased from the second quarter of 2018 primarily due to declining prices, higher R&D costs, and higher costs associated with IMFT's production of 3D XPoint products at less than full capacity, partially offset by manufacturing cost reductions enabled by our execution in transitioning to TLC 3D NAND products. See "Operating Results by Product – Trade NAND" for further details.

SBU sales of Trade NAND products for the third quarter 2018 decreased 13% as compared to the third quarter of 2017 despite increases in sales volumes from strong demand, particularly for sales of SSD products into the cloud market, due to declines in component NAND sales. SBU sales of Trade NAND products for the first nine months of 2018 increased 19% as compared to the first nine months of 2017 primarily due to increases in sales volumes from strong demand, particularly for sales of SSD products into the cloud market. SBU sales of SSD storage products for the third quarter and first nine months of 2018 increased by 37% and 74%, respectively, as compared to the corresponding periods of 2017 driven by strong demand in cloud and client markets for products incorporating our TLC 3D NAND technology. SBU operating income for the third quarter of 2018 declined from the third quarter of 2017 primarily due to declining prices, higher costs associated with IMFT's production of 3D XPoint products at less than full capacity, and higher R&D costs, partially offset by manufacturing cost reductions. SBU operating income for the first nine months of 2018 improved from the first nine months of 2017 primarily due to manufacturing cost reductions and improvements in product mix.

EBU

	Third Quarter		Second Quarter	Nine Months
	2018	2017	2018	2018	2017
Net sales	$897	$700	$829	$2,556	$1,868
Operating income	386	256	363	1,091	627

EBU sales are comprised of products incorporating DRAM, NAND, and NOR Flash in decreasing order of revenue. EBU sales for the third quarter of 2018 increased 8% from the second quarter of 2018 due to higher sales across all EBU markets including consumer, automotive, and industrial multimarkets. EBU operating income for the third quarter of 2018 increased from the second quarter of 2018 primarily due to strong demand.

EBU sales for the third quarter and first nine months of 2018 increased 28% and 37%, respectively, as compared to the corresponding periods of 2017 primarily due to strong demand across EBU's primary markets including consumer, industrial multimarkets, and automotive. EBU operating income for the third quarter and first nine months of 2018 increased as compared to the corresponding periods of 2017 as a result of increases in average selling prices, manufacturing cost reductions, and increases in sales volumes, partially offset by higher R&D costs.

Operating Results by Product

Net Sales by Product Type

	Third Quarter				Second Quarter		Nine Months
	2018	% of Total	2017	% of Total	2018	% of Total	2018	% of Total	2017	% of Total
DRAM	$5,541	71%	$3,559	64%	$5,213	71%	$15,316	70%	$8,940	63%
Trade NAND	1,943	25%	1,706	31%	1,805	25%	5,614	26%	4,390	31%
Non-Trade	121	2%	138	2%	136	2%	379	2%	419	3%
Other	192	2%	163	3%	197	3%	642	3%	435	3%
	$7,797		$5,566		$7,351		$21,951		$14,184
Percentages of total net sales reflect rounding and may not total 100%.

Non-Trade consists of NAND and 3D XPoint products manufactured and sold to Intel through IMFT under a long-term supply agreement at prices approximating cost. Information regarding products that combine both NAND and DRAM components is reported within Trade NAND. Other includes sales of NOR and trade 3D XPoint products.

DRAM

	Third Quarter 2018 Versus		First Nine Months 2018 Versus
	Second Quarter 2018	Third Quarter 2017	First Nine Months 2017

(percentage change)
Average selling prices per gigabit	increased mid-to-upper single digit	increased mid 30% range	increased low 40% range
Gigabits sold	relatively flat	increased mid-teens range	increased low 20% range

Increases in DRAM product revenue for the third quarter of 2018 as compared to the second quarter of 2018 resulted from strong market conditions, particularly for high-value cloud and enterprise server markets. Increases in DRAM product revenue for the third quarter and first nine months of 2018 as compared to the corresponding periods of 2017 resulted from strong conditions across key markets, particularly for cloud, enterprise, mobile, and graphics markets. Our gross margin percentage on sales of DRAM products for the third quarter and first nine months of 2018 improved from the second quarter of 2018 and corresponding periods of 2017 primarily due to strong demand as a result of favorable market conditions, shifts in mix to higher value markets, and manufacturing cost reductions resulting from strong execution on our implementation of new technology.

Trade NAND

	Third Quarter 2018 Versus		First Nine Months 2018 Versus
	Second Quarter 2018	Third Quarter 2017	First Nine Months 2017

(percentage change)
Average selling prices per gigabyte	increased mid-to-upper single digit	decreased mid single digit	decreased mid single digit
Gigabytes sold	relatively flat	increased low 20% range	increased mid 30% range

Increases in NAND product revenue for the third quarter of 2018 as compared to the second quarter of 2018 resulted from strong demand for mobile managed NAND products and cloud and client SSD products, partially offset by lower component sales. The increase in average selling prices for the third quarter of 2018 as compared to the second quarter of 2018 was due to an increase in sales of our managed NAND products, which generally have significantly higher selling prices than other NAND products, partially offset by modest declines in market pricing for our trade NAND products. Increases in NAND revenue for the third quarter and first nine months of 2018 as compared to the corresponding periods of 2017 primarily resulted from increases in sales of managed NAND and SSD products. Our gross margin percentage on sales of NAND products for the third quarter and first nine months of 2018 improved from the second quarter of 2018 and corresponding periods of 2017 primarily due to manufacturing cost reductions resulting from strong execution on our ramp of 3D NAND production.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the third quarter of 2018 were 8% higher than the second quarter of 2018 primarily due to increases in legal costs. SG&A expenses for the third quarter of 2018 were relatively unchanged as compared to the third quarter of 2017. SG&A expenses for the first nine months of 2018 were 9% higher than the first nine months of 2017 primarily due to increases in performance-based compensation and legal costs.

Research and Development

R&D expenses for the third quarter of 2018 were 15% higher than the second quarter of 2018 primarily due to increased volumes of development and pre-qualification wafers and increases in performance-based compensation. R&D expenses for the third quarter of 2018 were 39% higher than the third quarter of 2017 primarily due to increased volumes of development and pre-qualification wafers and increases in performance-based compensation and payroll and related costs. R&D expenses for the first nine months of 2018 were 14% higher than the first nine months of 2017 primarily due to increases in payroll and related costs, performance-based compensation, and volumes of development and pre-qualification wafers.

We share the cost of certain product and process development activities with development partners, including Intel. We expect to continue to jointly develop NAND technologies with Intel through the third generation of 3D NAND, which is expected to be completed in 2019. In the second quarter of 2018, we and Intel mutually agreed to independently develop subsequent generations of 3D NAND in order to better optimize the technology and products for each individual business' needs. Our R&D expenses were reduced by reimbursements under our arrangements by $53 million for the third quarter of 2018, $58 million for the second quarter of 2018, and $47 million for the third quarter of 2017.

Income Taxes

Income tax (provision) benefit consisted of the following:

	Third Quarter		Second Quarter	Nine Months
	2018	2017	2018	2018	2017
Provisional estimate for the Repatriation Tax, net of adjustments related to uncertain tax positions	$222	$—	$(1,335)	$(1,113)	$—
Remeasurement of deferred tax assets and liabilities reflecting lower U.S. corporate tax rates	—	—	(133)	(133)	—
Provisional estimate for the release of the valuation allowance on the net deferred tax assets of our U.S. operations	—	—	1,337	1,337	—
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(35)	(31)	(17)	(78)	(52)
Other income tax (provision) benefit	(78)	(61)	5	(161)	(109)
	$109	$(92)	$(143)	$(148)	$(161)

Effective tax rate	(2.9)%	5.3%	4.1%	1.5%	5.6%

Our income taxes reflect the following:

•
various provisional estimates for the impacts of the Tax Act, including the Repatriation Tax, the remeasurement of deferred tax assets and liabilities at the lower U.S. corporate rate of 25.7% for 2018 and 21% for subsequent years, and the release of a substantial portion of the valuation allowance on the net deferred tax assets of our U.S. operations; and

•	operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates.

On December 22, 2017, the United States enacted the Tax Act which lowers the U.S. corporate income tax rate from 35% to 21% and significantly affects how income from foreign operations is taxed in the United States. As a result of our fiscal year-end, our U.S. statutory federal rate will be 25.7% for 2018 (based on the 35% corporate rate through December 31, 2017 and 21% from that date through the end of fiscal year 2018) and 21% for subsequent years. The Tax Act imposes a Repatriation Tax in 2018; provides a U.S. federal tax exemption on foreign earnings distributed to the United States; and, beginning in 2019, creates a Foreign Minimum Tax. The Tax Act allows us to elect to pay any Repatriation Tax due in eight annual interest-free payments in increasing amounts beginning in December 2018. In connection with the provisions of the Tax Act, we are continuing to evaluate whether to account for the Foreign Minimum Tax provisions that begin for us in 2019 as a period cost or in our measurement of deferred taxes.

SAB 118 allows the use of provisional amounts (reasonable estimates) if our analyses of the impacts of the Tax Act has not been completed when our financial statements are issued. Provisional amounts may be adjusted during a one-year measurement period as accounting for the income tax effects of the Tax Act are completed or as estimates are revised.

In accordance with SAB 118, we recorded certain provisional estimates included in the table above. Although the provisional estimates are based on the best available interpretations of the Tax Act, the final impacts may differ from the estimates due to, among other things, the issuance of additional regulatory and legislative guidance related to the Tax Act.

As noted above, provisional estimates were recorded for the Repatriation Tax and the release of the valuation allowance on the net deferred tax assets of our U.S. operations. To determine the amount of the Repatriation Tax, we must determine the accumulated foreign earnings of our foreign subsidiaries and the amount of foreign income tax paid on such earnings. The provisional estimate of the Repatriation Tax is also based, in part, on the amount of cash and other specified assets anticipated to be held by our foreign subsidiaries as of August 30, 2018, the end of our fiscal year 2018, which will determine the portion of the accumulated foreign earnings taxed at an effective rate of 15.5% or 8%. The provisional estimate for the Repatriation Tax was revised in the third quarter of 2018, and may continue to be revised as amounts are finalized. The U.S. Department of Treasury has issued interpretive guidance regarding the Repatriation Tax and we expect that it will issue additional guidance. Based on the information available, we can reasonably estimate the Repatriation Tax and therefore recorded a provisional amount; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release of the Repatriation Tax and the Tax Act.

During the third quarter of 2018, we reassessed our capital structure, including our Board of Directors' authorization to repurchase up to $10 billion of our outstanding common stock beginning in 2019, the future cash needs of our global operations, and the effects of the Tax Act. As a result of this reassessment, we deemed a portion of our foreign earnings to be no longer indefinitely invested. As a result of the Repatriation Tax, substantially all of our accumulated foreign earnings prior to December 31, 2017 were subject to U.S. federal taxation. Although we have provided for U.S. federal income tax on these earnings, the repatriation to the United States of all or a portion of these earnings would be subject to foreign and state income tax. As a result, in the third quarter of 2018, we recognized income tax provision of $68 million for deferred tax liabilities associated with our reassessment of our indefinitely reinvested earnings, which was substantially offset by a reduction in valuation allowances.

We operate in a number of locations outside the Unites States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements, which expire in whole or in part at various dates through 2030, reduced our tax provision by $527 million (benefiting our diluted earnings per share by $0.43) for the third quarter of 2018, by $436 million ($0.35 per diluted share) in the second quarter of 2018, and by $250 million ($0.21 per diluted share) for the third quarter of 2017. The Tax Act establishes a new provision designed to impose the Foreign Minimum Tax beginning in 2019. Consequently, we may incur additional U.S. tax expense on income of our foreign subsidiaries that could offset a significant portion of the benefits realized from our tax incentive arrangements. Beginning in 2019, our effective tax rate may increase to the low teens percentage depending on profitability.

Other

Net interest expense decreased 28% for the third quarter of 2018 as compared to the second quarter of 2018 primarily due to decreases in debt obligations in the first nine months of 2018. Net interest expense decreased 69% for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to decreases in debt obligations, as well as an increase in capitalized interest from higher levels of capital spending. Interest income also increased in the third quarter of 2018 as compared to the third quarter of 2017 primarily due to increases in our aggregate cash and investments. Net interest expense decreased 52% for the first nine months of 2018 as compared to the first nine months of 2017 primarily due to decreases in debt obligations, increases in interest income as a result of increases in our aggregate cash and investments, and increases in capitalized interest.

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

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that expenditures in 2018 for property, plant, and equipment, net of partner contributions, to be approximately $8 billion, focused on technology transitions and product enablement. The actual amounts for 2018 will vary depending on market conditions. As of May 31, 2018, we had commitments of approximately $1.6 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

As the cost and complexity of DRAM and NAND scaling increases with each subsequent technology node, additional space and equipment is required to manufacture the increasingly complex architectures of these leading technologies to maintain wafer capacity and meet market demand. In March 2018, we announced plans to add clean-room space in our NAND and DRAM fabrication network and commenced activities to build additional clean-room space in Singapore, adjacent to our existing NAND facility, which enables the transition of our existing wafer capacity to future 3D NAND nodes. We expect to build out this facility in phases aligned with our manufacturing requirements and market demands, with the first phase of the clean room expected to be completed by the summer of 2019 and initial wafer output from the facility expected in the fourth quarter of calendar 2019.

In May 2018, we announced that our Board of Directors had authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock.

Cash and marketable investments totaled $7.56 billion and $6.05 billion as of May 31, 2018 and August 31, 2017, respectively. Our investments consist primarily of money market funds and liquid investment-grade fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of May 31, 2018, $4.60 billion of our cash and marketable investments was held by our foreign subsidiaries.

In October 2017, we issued 34 million shares of our common stock for $41.00 per share in a public offering for proceeds of $1.36 billion, net of underwriting fees and other offering costs. In the first nine months of 2018, we paid $6.15 billion in cash to prepay, repurchase, and settle conversions of debt with an aggregate principal amount of $4.73 billion. See "Item 1. Financial

Statements – Notes to Consolidated Financial Statements – Debt." We may redeem, repurchase, or otherwise retire additional debt in the future.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments as of May 31, 2018 included $443 million held by the MMJ Group. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Group is prohibited from paying dividends to us. In addition, pursuant to an order of the Japan Court, the MMJ Group cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures and in MMT, may require consent of MMJ's trustees and/or the Japan Court.

MSTW and MTTW: Cash and marketable investments as of May 31, 2018 included $876 million held by MSTW and MTTW. The 2021 MSTW Term Loan contains covenants that limit or restrict the ability of MSTW and MTTW to pay dividends. As a result, the assets of MSTW and MTTW are not available for use by us in our other operations. In June 2018, we made an irrevocable election under the terms of the 2021 MSTW Term Loan to prepay principal of 25 billion New Taiwan dollars (equivalent to $836 million as of May 31, 2018) on July 6, 2018.

IMFT: Cash and marketable investments as of May 31, 2018 included $109 million held by IMFT. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of May 31, 2018, $1.28 billion of cash and marketable investments, including substantially all of the amounts held by MMJ, MSTW, and MTTW, was held by certain foreign subsidiaries whose earnings were considered to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

During the third quarter of 2018, we reassessed our capital structure, including our Board of Directors' authorization to repurchase up to $10 billion of our outstanding common stock beginning in 2019, the future cash needs of our global operations, and the effects of the Tax Act. As a result of this reassessment, we deemed a portion of our foreign earnings to be no longer indefinitely invested. As a result of the Repatriation Tax, substantially all of our accumulated foreign earnings prior to December 31, 2017 were subject to U.S. federal taxation. Although we have provided for U.S. federal income tax on these earnings, the repatriation to the United States of all or a portion of these earnings would be subject to foreign and state income tax. As a result, in the third quarter of 2018, we recognized income tax provision of $68 million for deferred tax liabilities associated with our reassessment of our indefinitely reinvested earnings, which was substantially offset by a reduction in valuation allowances. In addition, beginning in 2019, our effective tax rate may increase to the low teens percentage depending on profitability.

Cash Flows

	First Nine Months
	2018	2017
Net cash provided by operating activities	$12,245	$4,950
Net cash provided by (used for) investing activities	(6,087)	(6,259)
Net cash provided by (used for) financing activities	(4,443)	1,207
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(4)	(15)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,711	$(117)

Operating Activities: For the first nine months of 2018, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $1.18 billion of cash used for increases in receivables. For the first nine months of 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $1.34 billion of cash used for increases in receivables, $361 million of payments attributed to intercompany balances in connection with the Inotera Acquisition, partially offset by $511 million of cash provided from increases in accounts payable and accrued expenses.

Investing Activities: For the first nine months of 2018, net cash used for investing activities consisted primarily of $6.63 billion of expenditures for property, plant, and equipment, partially offset by $182 million of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first nine months of 2017, net cash used for investing activities consisted primarily of $3.47 billion of expenditures for property, plant, and equipment and $2.63 billion of net cash paid for the Inotera Acquisition (net of $361 million of payments attributed to intercompany balances with Inotera included in operating activities).

Financing Activities: For the first nine months of 2018, net cash used for financing activities consisted primarily of cash payments of $6.15 billion to reduce our debt, including $4.85 billion to prepay or repurchase our debt and $1.31 billion to settle conversions of notes, and $614 million for repayments of other notes and capital leases. Cash paid for financing activities was partially offset by net proceeds of $1.36 billion from the issuance of 34 million shares of our common stock for $41.00 per share in a public offering and $969 million of proceeds from IMFT Member Debt. For the first nine months of 2017, net cash provided by financing activities consisted primarily of $2.48 billion of proceeds from the 2021 MSTW Term Loan, $620 million of proceeds from the 2021 MSAC Term Loan, partially offset by repurchases of $952 million in aggregate principal of our 2025 Notes and 2026 Notes for an aggregate of $1.00 billion in cash and repayments of $774 million of other debt. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt." Additionally, in June 2018, we made an irrevocable election under the terms of the 2021 MSTW Term Loan to prepay 25 billion New Taiwan dollars (equivalent to $836 million as of May 31, 2018) of principal amount on July 6, 2018.

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock exceeded 130% of the conversion price per share of all our convertible notes for at least 20 trading days in the 30 trading day period ended on June 30, 2018, holders may convert their notes at any time through the calendar quarter ended September 30, 2018. The following table summarizes the potential settlements that we could be required to make related to the calendar quarter ending September 30, 2018 if all holders converted their notes. The amounts in the table below are based on our closing share price of $57.59 as of May 31, 2018.

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
Convertible Notes	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032C Notes	Cash and/or shares	Cash and/or shares	18	$408	11	$1,016
2032D Notes	Cash and/or shares	Cash and/or shares	18	78	16	1,019
2033E Notes	Cash	Cash and/or shares	1	43	—	61
2033F Notes	Cash	Cash and/or shares	10	128	8	586
2043G Notes	Cash and/or shares	Cash and/or shares	35	12	35	2,025
			82	$669	70	$4,707

As of May 31, 2018, convertible notes in the table above included an aggregate of $553 million for the settlement obligation (including principal and amounts in excess of principal) for conversions of certain convertible notes that will settle in cash in the fourth quarter of 2018.

Contractual Obligations

	Payments Due by Period
As of May 31, 2018	Total	Remainder of 2018	2019 - 2020	2021 - 2022	2023 and thereafter
Notes payable(1)(2)	$7,481	$664	$2,420	$1,728	$2,669
Capital lease obligations(2)	1,083	106	577	167	233
Operating leases(3)	628	9	80	101	438
Total	$9,192	$779	$3,077	$1,996	$3,340

(1)	Amounts include MMJ Creditor Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see "Part I – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 31, 2017. Except for the critical accounting estimates associated with our income taxes as discussed below, there have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended August 31, 2017.

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

In the first nine months of 2018, we recognized a benefit for income taxes of $91 million as a result of the Tax Act, which included a $224 million provisional estimate for income tax benefits, offset by $133 million of income tax provision related to the impact of remeasuring our deferred tax assets and liabilities to reflect the lower tax rate pursuant to the Tax Act. The provisional estimate included $1.11 billion of expense associated with the Repatriation Tax and a benefit of $1.34 billion for the release of the valuation allowance on the net deferred tax assets of our U.S. operations. Based on the information available, we can reasonably estimate the Repatriation Tax and therefore recorded a provisional amount; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release of the Repatriation Tax and the Tax Act. The provisional estimate for the Repatriation Tax was revised in the third quarter of 2018, and may continue to be revised as amounts are finalized.

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

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of May 31, 2018 and August 31, 2017, the carrying value of our debt with fixed interest rates was $3.7 billion and $5.7 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of May 31, 2018 and August 31, 2017, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $83 million and $273 million, respectively.

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

During the third quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Memory Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments have provided, and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China's stated national policy objectives. The activities by the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies.

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

As of May 31, 2018, we had debt with a carrying value of $7.34 billion. In addition, the conversion value in excess of principal of our convertible notes as of May 31, 2018 was $3.21 billion. In the first nine months of 2018, and full years of 2017 and 2016, we paid $6.15 billion and issued 4 million shares of our treasury stock, $1.63 billion, and $94 million, respectively, to prepay, repurchase, and settle conversions of debt with principal amounts of $4.73 billion, $1.55 billion, and $57 million, respectively. As of May 31, 2018, we had an undrawn revolving credit facility that provided for additional borrowings of up to $750 million based on eligible receivables. Events and circumstances may occur which could cause us to not be able to satisfy applicable draw-down conditions and utilize this revolving credit facility. We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that net cash expenditures in 2018 for property, plant, and equipment will be approximately $8 billion, which reflects the offset of amounts we expect to be funded by our partners. Investments in capital expenditures, offset by amounts funded by our partners, were $2.10 billion in the third quarter of 2018. As of May 31, 2018, we had cash and marketable investments of $7.56 billion. As of May 31, 2018, $1.28 billion of cash and marketable investments, including substantially all of the cash held by the MMJ Group, MSTW, and MTTW, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested. As a result of the Tax Act, substantially all of our accumulated foreign earnings prior to December 31, 2017 were treated as taxable; however, the repatriation of all or a portion of these earnings would continue to be subject to foreign and state tax upon repatriation to the United States. In addition, cash of $109 million held by IMFT was generally not available to finance our other operations.

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

Our key semiconductor memory and storage products and technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), shrinking products in order to reduce costs, meeting higher density requirements, and improving power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory and storage industry. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies. There can be no assurance of the following:

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

We have entered into strategic relationships, including our joint development partnership and our IMFT joint venture with Intel, to develop new manufacturing process technologies and products and to manufacture certain products. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•	our interests could diverge from our partners' interests or we may not be able to agree with our partners on:

◦	ongoing or future development, manufacturing, or operational activities;

◦	the amount, timing, or nature of further investments; or

◦	commercial terms in our joint ventures or strategic relationships;

•	our joint venture partners' products may compete with our products;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	due to differing business models or long-term business goals, we and our partners may not participate to the same extent on funding capital investments in our joint ventures;

•	cash flows may be inadequate to fund increased capital requirements of our joint ventures;

•	we may experience difficulties or delays in collecting amounts due to us from our joint ventures and partners;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal, or regulatory requirements may necessitate changes in the agreements with our partners.

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

We have been served with several complaints in a Chinese court alleging patent infringement.

We have been served with several complaints in a Chinese court alleging we infringe certain Chinese patents by manufacturing and selling certain products in China. The complaints seek orders requiring us to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages plus court fees.

We are unable to predict the outcome of these assertions of infringement made against us and therefore cannot estimate the range of possible loss. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our operations in China, products, and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition. (See also "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.")

Litigation could have a material adverse effect on our business, results of operations, or financial condition.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Any claim, with or without merit, could result in significant legal fees that could negatively impact our financial results, disrupt our operations, and require significant attention from our management. We could be subject to litigation or arbitration disputes arising from our relationships with vendors or customers, supply agreements, or contractual obligations with our subcontractors or business partners. We may also be associated with and subject to litigation arising from the actions of our subcontractors or business partners. We may also be subject to litigation as a result of indemnities we issue, primarily with our customers, the terms of our product warranties, and from product liability claims. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. Exposures to various litigation could lead to significant costs and expenses as we defend claims, be required to pay damage awards, or enter into settlement agreements, any of which could have a material adverse effect on our business, results of operations, or financial condition.

If our manufacturing process is disrupted, our business, results of operations, or financial condition could be materially adversely affected.

We and our subcontractors manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We and our subcontractors maintain operations and continuously implement new product and process technology at manufacturing facilities, which are widely dispersed in multiple locations in several countries including the United States, Singapore, Taiwan, Japan, Malaysia, and China. Additionally, our control over operations at IMFT is limited by our agreements with Intel. From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, equipment failures, earthquakes, or other environmental events. If production is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could have a material adverse effect on our business, results of operations, or financial condition.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of May 31, 2018, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

In separate transactions in 2017, we sold our assembly and test facility located in Akita, Japan and our 40% ownership interest in Tera Probe, Inc.; assets associated with our 200mm fabrication facility in Singapore; and assets related to our Lexar brand. In 2016, we initiated a restructure plan in response to business conditions and the need to accelerate focus on our key priorities. The plan included the elimination of certain projects and programs, the permanent closure of a number of open headcount requisitions, workforce reductions in certain areas of our business, and other non-headcount related spending reductions. As a result of these and other actions, we incurred charges of $18 million, $67 million, and $3 million for 2017, 2016, and 2015, respectively.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. We recorded net losses from changes in currency exchange rates of $60 million for the first nine months of 2018, $74 million for 2017, and $24 million for 2016. Based on our foreign currency balances of monetary assets and liabilities, as of May 31, 2018, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $303 million. Although we hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, the effectiveness of these hedges is dependent upon our ability to accurately forecast our monetary assets and liabilities. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar, particularly the yen, have been volatile in recent periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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

In previous years, supply of memory and storage products has significantly exceeded customer demand resulting in significant declines in average selling prices. The global memory and storage industry has experienced consolidation and may continue to consolidate. We engage, from time to time, in discussions regarding potential acquisitions and similar opportunities. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges, and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, technology companies are inherently risky and may not be successful and could have a material adverse effect on our business, results of operations, or financial condition.

The limited availability and quality of raw materials, supplies, or capital equipment could materially adversely affect our business, results of operations, or financial condition.

Our operations require raw materials, and in certain cases, third party services, that meet exacting standards. We generally have multiple sources of supply for our raw materials and services. However, only a limited number of suppliers are capable of delivering certain raw materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability and/or quality of raw materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, sub-assemblies, targets, and reticle glass blanks. Shortages and/or quality issues may occur, from time to time, in the future. We and/or our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, which could increase the cost and limit the supply of our raw materials. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. The disruption of our supply or quality of raw materials or services or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

We sell a significant majority of our products into countries outside the United States and we purchase a significant portion of equipment and supplies from suppliers outside the United States. The United States and other countries have levied tariffs and taxes on certain goods. Further tariffs, additional taxes, or trade barriers may increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

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

We operate in a number of locations outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the geographic mix of our earnings among these jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including challenges by tax authorities to our tax positions and intercompany transfer pricing agreements, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet performance obligations with respect to tax incentive agreements, and changes in tax laws and regulations. We file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2013 through 2017. In addition, tax returns that remain open to examination in Japan range from the years 2012 to 2017, and in Singapore and Taiwan from 2013 to 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. The foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

A change in tax laws in key jurisdictions could materially increase our tax expense.

On December 22, 2017, the United States enacted the Tax Act which lowers the U.S. corporate income tax rate from 35% to 21% and significantly affects how income from our foreign operations are taxed in the United States. As a result of our fiscal year-end, our U.S. statutory federal rate will be 25.7% for 2018, and 21% for subsequent years. Based on the information available, we recorded provisional amounts under SAB 118; however, we are continuing to gather additional information and analyze authoritative guidance to finalize the computation of the Repatriation Tax as well as the impacts on the valuation allowance release of the Repatriation Tax and the Tax Act. The final tax impacts may differ from estimates due to, among other things, the issuance of additional regulatory and legislative guidance. As a result of the Tax Act, our effective tax rate may increase to the low teens percentage depending on profitability.

We may not utilize all of our net deferred tax assets.

We have substantial deferred tax assets, which include, among others, net operating loss and credit carryforwards. As of August 31, 2017, our U.S. federal and state net operating loss carryforwards, including uncertain tax benefits, were $3.88 billion and $1.95 billion, respectively, which, if not utilized, will expire at various dates from 2028 through 2037 and 2018 through 2037, respectively. As of August 31, 2017, our foreign net operating loss carryforwards were $6.30 billion, which will, if not utilized, substantially all expire at various dates from 2019 through 2026. As of August 31, 2017, we had gross deferred tax assets of $3.78 billion and valuation allowances of $2.32 billion against our deferred tax assets. As of May 31, 2018, after recording the provisional estimated impact of the Tax Act, which includes the utilization of a substantial portion of our U.S. deferred tax assets, we had net deferred tax assets of $1.84 billion and valuation allowances of $855 million against our deferred tax assets. Utilization of all of our net operating loss and credit carryforwards would increase the amount of our annual cash taxes reducing the overall amount of cash available to be used in other areas of the business and could have a material adverse effect on our business, results of operations, or financial condition.

A change in ownership may limit our ability to utilize our net operating loss and credit carryforwards.

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

•	theft of intellectual property;

•	political and economic instability;

•	problems with the transportation or delivery of products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards, and other laws in a variety of jurisdictions;

•	contractual and regulatory limitations on the ability to maintain flexibility with staffing levels;

•	disruptions to manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

Many of our customers, suppliers, and vendors operate internationally and are also subject to the foregoing risks. If we or our customers, suppliers, or vendors are impacted by these risks, it could have a material adverse effect on our business, results of operations, or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors had authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock.

During the third quarter of 2018, we share-settled all of our remaining 2033F Capped Calls and received 2,185,755 shares of our common stock.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs
March 2, 2018	–	April 5, 2018	—	$—
April 6, 2018	–	May 3, 2018	—	—
May 4, 2018	–	May 31, 2018	2,185,755	52.95
			2,185,755	52.95		$10,000,000,000

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts in the table above.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		99.1	4/15/14
10.64	Deferred Compensation Plan, as amended	✓
10.77
Fourth Amendment to the Credit Agreement, dated April 26, 2016, by and among Micron Technology, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto
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

Micron Technology, Inc.
(Registrant)

Date:	June 22, 2018	/s/ David A. Zinsner
David A. Zinsner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)