Form 10-Q
period 2018-11-29
MICRON TECHNOLOGY INC
filed 2018-12-19
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant's common stock as of December 12, 2018 was 1,121,046,809.

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2022 Term Loan B	Senior Secured Term Loan B due 2022	MMJ Group	MMJ and its subsidiaries
2025 Notes	5.50% Senior Notes due 2025	MMT	Micron Memory Taiwan Co., Ltd.
2032D Notes	3.13% Convertible Senior Notes due 2032	MTTW	Micron Technology Taiwan, Inc.
2033F Notes	2.13% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
2043G Notes	3.00% Convertible Senior Notes due 2043	R&D	Research and Development
IMFT	IM Flash Technologies, LLC	SG&A	Selling, General, and Administrative
Inotera	Inotera Memories, Inc.	SSD	Solid-State Drive
Intel	Intel Corporation	TLC	Triple-Level Cell
Micron	Micron Technology, Inc. (Parent Company)	VIE	Variable Interest Entity
MMJ	Micron Memory Japan, Inc.

The following Micron subsidiaries appear throughout this report:

Micron Consumer Products Group, Inc	Micron Semiconductor Products, Inc.
Micron Europe Limited	Micron Semiconductor (Shanghai) Co. Ltd.
Micron Semiconductor B.V.,	Micron Semiconductor (Xi’an) Co., Ltd.
Micron Semiconductor (Deutschland) GmbH

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands - Micron®, Crucial®, and Ballistix® – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, NOR Flash, and 3D XPoint memory, is transforming how the world uses information to enrich life. Backed by 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, machine learning, and autonomous vehicles, in key market segments like cloud, data center, networking, mobile, and automotive.

Micron, Crucial, Ballistix, any associated logos, and all other Micron trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the United States and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the registered or unregistered trademarks of their respective owners.

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding our expected NAND and 3D XPointTM development activities with Intel; our expectation to exercise our call option to purchase Intel's interest in IMFT and the amount we expect to pay for the transaction; our expectation, from time to time, to engage in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements at least through the next 12 months; and capital spending in 2019. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Other Information – Item 1A. Risk Factors."

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	November 29, 2018	November 30, 2017
Revenue	$7,913	$6,803
Cost of goods sold	3,298	3,056
Gross margin	4,615	3,747

Selling, general, and administrative	209	191
Research and development	611	448
Other operating (income) expense, net	36	11
Operating income	3,759	3,097

Interest income	38	23
Interest expense	(33)	(124)
Other non-operating income (expense), net	9	(204)
	3,773	2,792

Income tax provision	(477)	(114)
Net income	3,296	2,678

Net income attributable to noncontrolling interests	(3)	—
Net income attributable to Micron	$3,293	$2,678

Earnings per share
Basic	$2.91	$2.36
Diluted	2.81	2.19

Number of shares used in per share calculations
Basic	1,133	1,134
Diluted	1,174	1,225

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	November 29, 2018	November 30, 2017
Net income	$3,296	$2,678

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(12)	(3)
Unrealized gains (losses) on investments	(3)	(1)
Pension liability adjustments	—	(1)
Other comprehensive income (loss)	(15)	(5)
Total comprehensive income	3,281	2,673
Comprehensive income attributable to noncontrolling interests	(3)	—
Comprehensive income attributable to Micron	$3,278	$2,673

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	November 29, 2018	August 30, 2018
Assets
Cash and equivalents	$4,447	$6,506
Short-term investments	1,116	296
Receivables	5,418	5,478
Inventories	3,876	3,595
Other current assets	182	164
Total current assets	15,039	16,039
Long-term marketable investments	1,565	473
Property, plant, and equipment	24,807	23,672
Intangible assets	356	331
Deferred tax assets	842	1,022
Goodwill	1,228	1,228
Other noncurrent assets	758	611
Total assets	$44,595	$43,376

Liabilities and equity
Accounts payable and accrued expenses	$4,200	$4,374
Current debt	398	859
Other current liabilities	591	521
Total current liabilities	5,189	5,754
Long-term debt	3,734	3,777
Other noncurrent liabilities	834	581
Total liabilities	9,757	10,112

Commitments and contingencies

Redeemable convertible notes	2	3
Redeemable noncontrolling interest	97	97

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,172 shares issued and 1,120 outstanding (1,170 shares issued and 1,161 outstanding as of August 30, 2018)	117	117
Additional capital	8,350	8,201
Retained earnings	27,769	24,395
Treasury stock, 52 shares held (9 shares as of August 30, 2018)	(2,362)	(429)
Accumulated other comprehensive income (loss)	(5)	10
Total Micron shareholders' equity	33,869	32,294
Noncontrolling interests in subsidiaries	870	870
Total equity	34,739	33,164
Total liabilities and equity	$44,595	$43,376

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect of adopting new accounting standards				92			92		92
Net income				3,293			3,293	—	3,293
Other comprehensive income (loss), net						(15)	(15)		(15)
Stock issued under stock plans	3	—	15				15		15
Stock-based compensation expense			61				61		61
Repurchase of stock	(1)	—	108	(11)	(1,933)		(1,836)		(1,836)
Reclassification of redeemable convertible notes, net			1				1		1
Conversion and repurchase of convertible notes			(36)				(36)		(36)
Balance at November 29, 2018	1,172	$117	$8,350	$27,769	$(2,362)	$(5)	$33,869	$870	$34,739

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 31, 2017	1,116	$112	$8,287	$10,260	$(67)	$29	$18,621	$849	$19,470
Net income				2,678			2,678	—	2,678
Other comprehensive income (loss), net						(5)	(5)		(5)
Contributions from noncontrolling interests								18	18
Stock issued in public offering	34	3	1,363				1,366		1,366
Stock issued under stock plans	9	1	105				106		106
Stock-based compensation expense			51				51		51
Repurchase of stock	(1)	—	(90)		67		(23)		(23)
Reclassification of redeemable convertible notes, net			3				3		3
Conversion and repurchase of convertible notes			(271)				(271)		(271)
Balance at November 30, 2017	1,158	$116	$9,448	$12,938	$—	$24	$22,526	$867	$23,393

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	November 29, 2018	November 30, 2017
Cash flows from operating activities
Net income	$3,296	$2,678
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,335	1,090
Amortization of debt discount and other costs	18	29
Stock-based compensation	61	51
(Gain) loss on debt prepayments, repurchases, and conversions	(14)	195
Change in operating assets and liabilities
Receivables	189	(121)
Inventories	(286)	(37)
Deferred tax assets	192	37
Accounts payable and accrued expenses	(46)	(230)
Other	65	(56)
Net cash provided by operating activities	4,810	3,636

Cash flows from investing activities
Expenditures for property, plant, and equipment	(2,700)	(1,956)
Purchases of available-for-sale securities	(2,047)	(186)
Proceeds from government incentives	236	—
Proceeds from sales of available-for-sale securities	77	554
Proceeds from maturities of available-for-sale securities	60	85
Other	(53)	69
Net cash provided by (used for) investing activities	(4,427)	(1,434)

Cash flows from financing activities
Payments to acquire treasury stock	(1,836)	(23)
Repayments of debt	(577)	(2,744)
Payments on equipment purchase contracts	(20)	(133)
Proceeds from issuance of stock	15	1,472
Proceeds from issuance of debt	—	150
Other	(17)	(4)
Net cash provided by (used for) financing activities	(2,435)	(1,282)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(10)	(6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,062)	914
Cash, cash equivalents, and restricted cash at beginning of period	6,587	5,216
Cash, cash equivalents, and restricted cash at end of period	$4,525	$6,130

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 30, 2018, except for changes related to recently adopted accounting standards. See "Recently Adopted Accounting Standards" note. Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been recast for recently adopted accounting standards. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2019 and 2018 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 30, 2018.

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

Unconsolidated VIEs

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We have determined that we do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we have no governance rights. Therefore, we do not consolidate PTI Xi'an. In connection with our assembly services with PTI, we had capital lease obligations and net property, plant, and equipment of $60 million and $61 million, respectively, as of November 29, 2018 and $63 million and $63 million, respectively, as of August 30, 2018.

Consolidated VIE

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for additional cash requirements. The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it. At any time through December 2018, Intel can exercise its option to require us to purchase, and from January 2019 through December 2021, we can exercise our option to purchase from Intel, Intel's interest in IMFT. On October 18, 2018, we announced our intent to exercise our option to acquire Intel's interest in IMFT. Upon such exercise, Intel can elect to set the closing date of the transaction to be any time between six months and one year from the date we exercise our option. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Recently Adopted Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16 – Intra-Entity Transfers Other Than Inventory ("ASU 2016-16"), which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this ASU in the first quarter of 2019 under the modified retrospective method and, in connection therewith, made certain adjustments as noted in the table below.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. We adopted this ASU in the first quarter of 2019 under the modified retrospective method, with prospective adoption for amendments related to equity securities without readily determinable fair values. The adoption of this ASU did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (as amended, "ASC 606"), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of ASC 606 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASC 606 in the first quarter of 2019 under the modified retrospective method and, in connection therewith, made certain adjustments as noted in the table below.

The following table summarizes the effects of adopting ASU 2016-16 and ASC 606.

		Adjustments from:
	Ending Balance as of August 30, 2018	ASU 2016-16	ASC 606	Opening Balance as of August 31, 2018
Receivables	$5,478	$—	$114	$5,592
Inventories	3,595	—	(5)	3,590
Other current assets	164	(14)	30	180
Deferred tax assets	1,022	56	(92)	986
Other current liabilities	521	—	(4)	517
Other noncurrent liabilities	581	—	1	582
Retained earnings	24,395	42	50	24,487

As a result of the adoption of ASC 606, the opening balances as of August 31, 2018 for receivables, other current assets, and other current liabilities increased as a result of the reclassification of allowances for rebates, pricing adjustments, and returns to conform to the new presentation requirements. The margin from previously deferred sales to distributors was reclassified from other current liabilities to retained earnings. The tax effects of the adoption of ASC 606 were recorded primarily as a reduction of net deferred tax assets, substantially as a result of recognizing income for accounting purposes earlier under ASC 606 than for tax purposes in various jurisdictions.

The effects of ASC 606 to our consolidated statement of operations and balance sheet were as follows:

Quarter ended November 29, 2018	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606
Revenue	$7,913	$(95)	$7,818
Cost of goods sold	3,298	(41)	3,257
Interest expense	(33)	2	(31)
Income tax provision	(477)	3	(474)
Net income attributable to Micron	3,293	(49)	3,244

As of November 29, 2018	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606
Receivables	$5,418	$(161)	$5,257
Other current assets	182	(41)	141
Deferred tax assets	842	92	934
Accounts payable and accrued expenses	4,200	(2)	4,198
Other current liabilities	591	(8)	583
Other noncurrent liabilities	834	(1)	833
Retained earnings	27,769	(99)	27,670

Recently Issued Accounting Standards Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first quarter of 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606, August 31, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. This ASU will be effective for us in the first quarter of 2021 with adoption permitted as early as the first quarter of 2020. This ASU requires modified retrospective adoption, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of- use asset and corresponding liability, measured at the present value of lease payments. This ASU, as amended, will be effective for us in the first quarter of 2020 with early adoption permitted and allows for either a modified retrospective adoption or a retrospective adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right-of-use assets and corresponding liabilities. We are evaluating the timing and other effects of our adoption of this ASU on our financial statements.

Cash and Investments

Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	November 29, 2018				August 30, 2018
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,073	$—	$—	$2,073	$3,223	$—	$—	$3,223
Level 1(2)
Money market funds	2,014	—	—	2,014	2,443	—	—	2,443
Level 2(3)
Corporate bonds	56	588	943	1,587	3	172	272	447
Government securities	158	309	243	710	5	63	103	171
Asset-backed securities	2	78	369	449	—	34	96	130
Commercial paper	74	82	—	156	26	16	—	42
Certificates of deposit	70	59	10	139	806	11	2	819
	4,447	$1,116	$1,565	$7,128	6,506	$296	$473	$7,275
Restricted cash(4)	78				81
Cash, cash equivalents, and restricted cash	$4,525				$6,587

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of November 29, 2018 or August 30, 2018.

(4)
Restricted cash is included in other noncurrent assets and primarily consisted of balances related to the MMJ Creditor Payments. The restrictions on the MMJ Creditor Payments lapse upon approval by the trustees and/or Tokyo District Court.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of November 29, 2018, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	November 29, 2018	August 30, 2018
Trade receivables	$4,980	$5,056
Income and other taxes	226	161
Other	212	261
	$5,418	$5,478

Inventories

As of	November 29, 2018	August 30, 2018
Finished goods	$745	$815
Work in process	2,643	2,357
Raw materials and supplies	488	423
	$3,876	$3,595

Property, Plant, and Equipment

As of	November 29, 2018	August 30, 2018
Land	$346	$345
Buildings	9,006	8,680
Equipment(1)	39,652	38,249
Construction in progress(2)	1,467	1,162
Software	732	655
	51,203	49,091
Accumulated depreciation	(26,396)	(25,419)
	$24,807	$23,672

(1)	Included costs related to equipment not placed into service of $1.85 billion and $1.73 billion, as of November 29, 2018 and August 30, 2018, respectively.

(2)	Included building-related construction, tool installation, and software costs for assets not yet placed into service.

Intangible Assets and Goodwill

As of	November 29, 2018		August 30, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$713	$(357)	$567	$(344)
Non-amortizing assets
In-process R&D	—	—	108	—

Total intangible assets	$713	$(357)	$675	$(344)

Goodwill	$1,228		$1,228

In the first quarters of 2019 and 2018, we capitalized $49 million and $9 million, respectively, for product and process technology with weighted-average useful lives of 7 years and 10 years, respectively, and placed in service $108 million of in-process R&D in the first quarter of 2019, which is being amortized on a straight-line basis over 6 years. Expected amortization expense is $55 million for the remainder of 2019, $64 million for 2020, $58 million for 2021, $47 million for 2022, and $40 million for 2023.

Accounts Payable and Accrued Expenses

As of	November 29, 2018	August 30, 2018
Accounts payable	$1,683	$1,692
Property, plant, and equipment payables	1,213	1,238
Income and other taxes	569	402
Salaries, wages, and benefits	550	841
Other	185	201
	$4,200	$4,374

Debt

As of	November 29, 2018					August 30, 2018
			Net Carrying Amount			Net Carrying Amount
Instrument	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
IMFT Member Debt	N/A	N/A	$—	$1,009	$1,009	$—	$1,009	$1,009
Capital lease obligations	N/A	4.03%	289	509	798	310	536	846
MMJ Creditor Payments	N/A	9.76%	1	172	173	309	183	492
2022 Term Loan B	4.06%	4.47%	5	719	724	5	720	725
2025 Notes	5.50%	5.56%	—	515	515	—	515	515
2032D Notes(1)(2)	3.13%	6.33%	36	124	160	—	132	132
2033F Notes(1)(3)	2.13%	4.93%	67	—	67	235	—	235
2043G Notes(1)	3.00%	6.76%	—	686	686	—	682	682
			$398	$3,734	$4,132	$859	$3,777	$4,636

(1)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on September 30, 2018, these notes are convertible by the holders at any time through the calendar quarter ended December 31, 2018. Additionally, the closing price of our common stock also exceeded the thresholds for our 2032D Notes and 2033F Notes for the calendar quarter ended December 31, 2018; therefore, such notes are convertible by the holders at any time through March 31, 2019.

(2)
Current debt as of November 29, 2018 included an aggregate of $36 million for the settlement obligation (including principal and amounts in excess of principal) for conversions of our 2032D Notes that will settle in cash in the second quarter of 2019.

(3)
The 2033F Notes were classified as current as of November 29, 2018 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

Convertible Senior Notes

As of November 29, 2018, the trading price of our common stock was higher than the initial conversion prices of our convertible notes and, as a result, the aggregate conversion value of $2.11 billion exceeded the aggregate principal amount of $1.23 billion by $877 million.

Available Revolving Credit Facility

On November 27, 2018, we increased the amount available to draw under our existing revolving credit facility expiring in July 2023 from $2.0 billion to $2.5 billion. As of November 29, 2018, there were no outstanding amounts drawn under this facility.

Debt Conversions

During the first quarter of 2019, we settled conversions of debt with an aggregate principal amount of $38 million. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

The following table presents the effects of conversions and settlements of debt in the first three months of 2019:

Three months ended November 29, 2018	Decrease in Principal	Increase (Decrease) in Carrying Value	Decrease in Cash	Decrease in Equity	Gain (Loss)
Settled conversions
2033F Notes	$(38)	$(169)	$(164)	$(8)	$13
Conversions not settled
2032D Notes(1)	—	27	—	(28)	1
	$(38)	$(142)	$(164)	$(36)	$14

(1)
As of November 29, 2018, an aggregate of $10 million principal amount of our 20332D Notes (with a carrying value of $36 million) had converted but not settled. These notes will settle in the second quarter of 2019 in cash.

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

On November 21, 2014, Elm 3DS Innovations, LLC ("Elm") filed a patent infringement action against Micron; Micron Semiconductor Products, Inc.; and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe 13 U.S. patents and seeks damages, attorneys' fees, and costs.

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

Among other things, the above lawsuits pertain to substantially all of our DRAM, NAND, and other memory and storage products we manufacture, which account for a significant portion of our revenue.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of November 29, 2018, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

On May 15, 2018, the Chinese State Administration for Market Regulation ("SAMR") notified Micron that it was investigating potential collusion and other anticompetitive conduct by DRAM suppliers in China. On May 31, 2018, SAMR made unannounced visits to our sales offices in Beijing, Shanghai, and Shenzhen to seek certain information as part of its investigation. We are cooperating with SAMR in its investigation.

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

Equity

Micron Shareholders' Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in our fiscal 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock.

In the first quarter of 2019, we repurchased an aggregate of 42 million shares of our common stock for $1.80 billion under an accelerated share repurchase agreement, a Rule 10b5-1 plan, and through open market repurchases. The shares were recorded as treasury stock.

On November 5, 2018, we entered into Rule 10b5-1 plans under which our brokers have authority to purchase our common stock on our behalf in our second quarter (with such purchases beginning on December 20, 2018), third quarter, and fourth quarter of 2019. We may cancel any of the plans at any time at our option.

Noncontrolling Interests in Subsidiaries

As of	November 29, 2018		August 30, 2018
	Balance	Percentage	Balance	Percentage
IMFT	$853	49%	$853	49%
Other	17	Various	17	Various
	$870		$870

IMFT: Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. IMFT manufactures semiconductor products exclusively for its members under a long-term supply agreement at prices approximating cost. In the first quarter of 2018, IMFT discontinued production of NAND and subsequent to that time has been entirely focused on 3D XPoint memory production. Through our IMFT joint venture, we continue to jointly develop 3D XPoint technologies with Intel through the second generation of 3D XPoint technology, which is expected to be completed in the second half of 2019. To better optimize the 3D XPoint technology for our product roadmap and maximize the benefits for our customers and shareholders, in the fourth quarter of 2018, we announced that we will no longer jointly develop with Intel subsequent generations of 3D XPoint technology. IMFT will continue to manufacture memory based on 3D XPoint technology at the fabrication facility in Lehi, Utah for its members. IMFT sales to Intel were $175 million and $112 million, in the first quarters of 2019 and 2018, respectively.

The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights. At any time through December 2018, Intel can exercise its option to require us to purchase, and from January 2019 through December 2021, we can exercise our option to purchase from Intel, Intel's interest in IMFT, in either case, for a price that approximates Intel's interest in the net book value of IMFT plus member debt at the time of the closing. If Intel exercises its option, we can elect to set the closing date of the transaction any time between six months and two years following such election by Intel and we can elect to receive financing of the purchase price from Intel for one to two years from the closing date. On October 18, 2018, we announced our intent to exercise our option to acquire Intel's interest in IMFT. Upon such exercise, Intel can elect to set the closing date of the transaction to be any time between six months and one year from the date we exercise our option. Following the closing date resulting from exercise of either option, we will continue to supply to Intel for a period of up to one year, at a margin that varies depending on which option was exercised. For the first six months of such one-year period, Intel can receive supply ranging from 50% to 100%, at Intel's choice, of the volume supplied to Intel by IMFT in the six-month period immediately prior to the closing date. For the second six months of such one-year period, Intel can receive supply ranging from 0% to 100%, at Intel's choice, of the volume supplied to Intel by IMFT in the first six-month period.

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

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	November 29, 2018	August 30, 2018
Assets
Cash and equivalents	$169	$91
Receivables	120	126
Inventories	105	114
Other current assets	3	8
Total current assets	397	339
Property, plant, and equipment	2,539	2,641
Other noncurrent assets	46	45
Total assets	$2,982	$3,025

Liabilities
Accounts payable and accrued expenses	$102	$138
Current debt	16	20
Other current liabilities	8	9
Total current liabilities	126	167
Long-term debt	1,064	1,064
Other noncurrent liabilities	71	74
Total liabilities	$1,261	$1,305
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Fair Value Measurements

All of our marketable debt and equity investments were classified as available-for-sale and carried at fair value as of the dates noted below. The estimated fair values of our convertible and other notes in the table below were determined based on Level 2 inputs, and together with the carrying value of our outstanding debt instruments (excluding the carrying value of equity and mezzanine equity components of our convertible notes) were as follows:

As of	November 29, 2018		August 30, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$2,459	$2,421	$2,798	$2,741
Convertible notes	2,125	913	3,124	1,049

Derivative Instruments

	Gross Notional Amount(1)	Fair Value of
		Current Assets(2)	Current Liabilities(3)
As of November 29, 2018
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$417	$—	$(10)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,555	12	(17)
Convertible notes settlement obligation(4)		—	(37)
		12	(54)

		$12	$(64)

As of August 30, 2018
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$538	$—	$(13)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,919	14	(10)
Convertible notes settlement obligation(4)		—	(167)
		14	(177)

		$14	$(190)

(1)	Notional amounts of currency hedge contracts in U.S. dollars.

(2)	Included in receivables – other.

(3)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(4)	Notional amounts of convertible notes settlement obligations as of November 29, 2018 and August 30, 2018 were 1 million and 3 million shares of our common stock, respectively.

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

We recognized losses of $13 million and $4 million for the first quarters of 2019 and 2018, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were material in the first quarters of 2019 or 2018. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not material.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized losses of $11 million in the first quarter of 2019 and amounts recognized were not material in the first quarter 2018.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See "Debt" note.) We recognized gains of $16 million in the first quarter of 2019 and amounts recognized were not material in the first quarter of 2018 in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations.

Equity Plans

As of November 29, 2018, 115 million shares of our common stock were available for future awards under our equity plans.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

Quarter ended	November 29, 2018	November 30, 2017
Stock options granted	—	1
Weighted-average grant-date fair value per share	$19.50	$17.67
Average expected life in years	5.4	5.6
Weighted-average expected volatility	44%	44%
Weighted-average risk-free interest rate	2.9%	2.1%
Expected dividend yield	0.0%	0.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

Restricted Stock Awards activity is summarized as follows:

Quarter ended	November 29, 2018	November 30, 2017
Restricted stock award shares granted	6	2
Weighted-average grant-date fair value per share	$39.02	$39.01

Stock-based Compensation Expense

Quarter ended	November 29, 2018	November 30, 2017
Stock-based compensation expense by caption
Cost of goods sold	$26	$20
Selling, general, and administrative	19	18
Research and development	16	13
	$61	$51

Stock-based compensation expense by type of award
Restricted stock awards	$41	$34
Stock options	12	17
Employee Stock Purchase Plan	8	—
	$61	$51

Income tax benefits related to share-based payment arrangements were $23 million and $57 million for the first quarters of 2019 and 2018, respectively. Income tax benefits related to share-based compensation for the first quarter of 2018 were offset by an increase in the U.S. valuation allowance. As of November 29, 2018, $498 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2023, resulting in a weighted-average period of 1.4 years.

Revenue and Contract Liabilities

Our revenues are primarily recognized at a point in time, when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We estimate the amount of consideration we expect to be entitled to from sales to distributors, using the expected value method, based on historical price adjustments and current pricing trends. Differences between the estimated and actual amounts are recognized as adjustments to revenue. (See "Segment and Other Information" note for disclosure of disaggregated revenue.)

Contract Liabilities

As of	November 29, 2018	Opening Balance as of August 31, 2018
Contract liabilities from customer advances	$183	$235
Other contract liabilities	115	113
	$298	$348

Our contract liabilities are for advance payments received from customers to secure product in future periods and for other arrangements where we have received amounts in advance of satisfying performance obligations and are reported in the accompanying consolidated balance sheets within other current liabilities and other noncurrent liabilities. Revenue and interest expense associated with contract liabilities for the time value of advance payments was not material in any period presented. As of November 29, 2018, our future performance obligations beyond one year were not material.

Changes in contract liabilities were as follows:

Contract liabilities balance as of August 31, 2018	$348
Revenue recognized from beginning balance	(117)
Additions and other activity	67
Contract liabilities balance as of November 29, 2018	$298

Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized from customers purchasing product under advance payment arrangements. Additions and other activity included new customer advances, payments received from license and other arrangements in advance of performance, and interest accrued for financing components on advance payments. Revenue recognized in the first quarter of 2019 included $112 million from shipments against customer advances and $5 million in revenue recognized upon meeting other performance obligations.

Consideration Payable to Customers

As of November 29, 2018, other current liabilities included $332 million for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Research and Development

We share the cost of certain product and process development activities with development partners. Our R&D expenses were reduced by $30 million and $56 million, for the first quarters of 2019 and 2018, respectively, pursuant to reimbursements under these arrangements.

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

Other Operating (Income) Expense, Net

Quarter ended	November 29, 2018	November 30, 2017
Restructure and asset impairments	$33	$6
Other	3	5
	$36	$11

Restructure and asset impairments in the first quarter of 2019 included cost of $16 million primarily as a result of our continued emphasis to centralize certain key functions and impairment losses of $16 million to write-off the carrying value of certain property, plant, and equipment.

Other Non-Operating Income (Expense), Net

Quarter ended	November 29, 2018	November 30, 2017
Gain (loss) on debt prepayments, repurchases, and conversions	$14	$(195)
Loss from changes in currency exchange rates	(5)	(9)
	$9	$(204)

For the first quarter of 2018, loss on debt prepayments, repurchases, and conversions was primarily due to losses recognized in connection with the repurchase of our 2023 Secured Notes and our 2023 Notes.

Income Taxes

On December 22, 2017, the United States enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") which imposed a one-time transition tax in 2018 (the "Repatriation Tax") and, beginning in 2019, created a new minimum tax on certain foreign earnings (the "Foreign Minimum Tax"). SEC Staff Accounting Bulletin No. 118 ("SAB 118") allows the use of provisional amounts (reasonable estimates) if the analyses of the impacts of the Tax Act have not been completed when financial statements are issued. During the first quarter of 2019, we finalized the computations of the income tax effects of the Tax Act. As such, in accordance with SAB 118, our accounting for the effects of the Tax Act is complete.

Our income tax provision consisted of the following:

Quarter ended	November 29, 2018	November 30, 2017
Income tax provision, excluding items below	$(378)	$(88)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(52)	(26)
Repatriation Tax, net of adjustments related to uncertain tax positions	(47)	—
	$(477)	$(114)

As of November 29, 2018, we had gross unrecognized income tax benefits of $268 million, substantially all of which would affect our effective tax rate in the future, if recognized. The amount accrued for interest and penalties related to uncertain tax positions was not material for any period presented.

We operate in a number of tax jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2031, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $427 million (benefiting our diluted earnings per share by $0.36) for the first quarter of 2019 and by $391 million ($0.32 per diluted share) for the first quarter of 2018.

Earnings Per Share

Quarter ended	November 29, 2018	November 30, 2017
Net income attributable to Micron – Basic and Diluted	$3,293	$2,678

Weighted-average common shares outstanding – Basic	1,133	1,134
Dilutive effect of equity plans and convertible notes	41	91
Weighted-average common shares outstanding – Diluted	1,174	1,225

Earnings per share
Basic	$2.91	$2.36
Diluted	2.81	2.19

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 6 million and 2 million for the first quarters of 2019 and 2018, respectively.

Segment and Other Information

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
Storage Business Unit ("SBU"): Includes SSDs and other storage products, including component-level solutions sold into enterprise and cloud, client, and consumer SSD markets, other discrete storage products sold in component and wafer forms to the removable storage markets, and sales of 3D XPoint memory.
Embedded Business Unit ("EBU"): Includes memory and storage products sold into automotive, industrial, medical, and consumer markets.

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

Quarter ended	November 29, 2018	November 30, 2017
Revenue
CNBU	$3,604	$3,212
MBU	2,212	1,365
SBU	1,143	1,383
EBU	933	830
All Other	21	13
	$7,913	$6,803

Operating income (loss)
CNBU	$2,211	$1,914
MBU	1,203	505
SBU	80	400
EBU	387	342
All Other	6	(4)
	3,887	3,157

Unallocated
Stock-based compensation	(61)	(51)
Restructure and asset impairments	(30)	(6)
Employee severance, start-up costs, and other	(37)	(3)
	(128)	$(60)

Operating income	$3,759	$3,097

Revenue by product type was as follows:

Quarter ended	November 29, 2018	November 30, 2017
DRAM	$5,373	$4,562
NAND	2,179	1,898
Other (primarily 3D XPoint memory and NOR)	361	343
	$7,913	$6,803

Customer Concentrations: Revenue from Huawei Technologies Co., Ltd. was 13% of total revenue for the first quarter of 2019 and no other customer exceeded 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 30, 2018. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2019 and 2018 each contain 52 weeks. All production data includes the production of IMFT. All tabular dollar amounts are in millions, except per share amounts.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands - Micron®, Crucial®, and Ballistix® – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, NOR Flash, and 3D XPoint memory, is transforming how the world uses information to enrich life. Backed by 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, machine learning, and autonomous vehicles, in key market segments like cloud, data center, networking, mobile, and automotive.

We manufacture our products at our worldwide, wholly-owned and joint venture facilities. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions, expansion, and various partnering arrangements.

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability, and increased memory density. Storage products incorporating NAND, a controller, and firmware constitute a significant and increasing portion of our revenues. We generally develop firmware and, in the first quarter of 2019, introduced proprietary controllers into our SSDs. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

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

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2019		2018		2018
Revenue	$7,913	100%	$8,440	100%	$6,803	100%
Cost of goods sold	3,298	42%	3,289	39%	3,056	45%
Gross margin	4,615	58%	5,151	61%	3,747	55%

Selling, general, and administrative	209	3%	215	3%	191	3%
Research and development	611	8%	567	7%	448	7%
Other operating (income) expense, net	36	—%	(8)	—%	11	—%
Operating income	3,759	48%	4,377	52%	3,097	46%

Interest income (expense), net	5	—%	(16)	—%	(101)	(1)%
Other non-operating income (expense), net	9	—%	(15)	—%	(204)	(3)%
Income tax provision	(477)	(6)%	(20)	—%	(114)	(2)%
Net income attributable to noncontrolling interests	(3)	—%	(1)	—%	—	—%
Net income attributable to Micron	$3,293	42%	$4,325	51%	$2,678	39%

Total Revenue

Total revenue for the first quarter of 2019 decreased 6% as compared to the fourth quarter of 2018 due to less favorable market conditions as a result of customer inventory corrections and CPU shortages and to a manufacturing issue at one of our suppliers. Sales of DRAM products for the first quarter of 2019 decreased 9% from the fourth quarter of 2018 reflecting decreases in average selling prices from challenging market conditions, particularly in enterprise and cloud server markets and graphics markets, partially offset by increases in sales of mobile products driven by continued execution in delivering new LPDRAM products. Sales of NAND products for the first quarter of 2019 decreased 3% from the fourth quarter of 2018 primarily due to declines in sales of SSD storage products as a result of pricing decreases, partially offset by higher shipment volumes of managed NAND products into mobile markets, which increased more than 50% due to our execution in delivering products featuring advanced 3D NAND technologies combined with strong customer acceptance. Sales volumes of NAND products for the first quarter of 2019 increased by a low to mid-teen percent as compared to the fourth quarter of 2018, which mitigated a similar decline in average selling prices.

Total revenue for the first quarter of 2019 increased 16% as compared to the first quarter of 2018. Higher revenue in the first quarter of 2019 for both DRAM and NAND products as compared to the first quarter of 2018 was driven by strong execution in delivering high-value products featuring our 1Xnm DRAM and 64-layer TLC 3D NAND technologies combined with demand growth across our primary markets. Sales of DRAM products for the first quarter of 2019 increased 18% from the first quarter of 2018 primarily due to moderate increases in both sales volumes and average selling prices as a result of strong market growth, particularly for cloud, enterprise, mobile, and graphics markets, combined with increased sales into high-value markets. Sales of NAND products for the first quarter of 2019 increased 15% from the first quarter of 2018 primarily due to an approximate 70% increase in sales volumes driven by increases in sales of high-value mobile managed NAND products enabled by strong demand and our transition to products featuring 64-layer TLC 3D NAND, partially offset by decreases in average selling prices of approximately 30%.

Overall Gross Margin

Our overall gross margin percentage decreased to 58% for the first quarter of 2019 from 61% for the fourth quarter of 2018 primarily due to declines in market pricing partially offset by manufacturing cost reductions for NAND products enabled by strong execution in delivering products featuring advanced 3D NAND technologies. For the first quarter of 2019 as compared to the fourth quarter of 2018, margins for DRAM products decreased due to the declines in averages selling prices and margins for NAND products decreased as declines in average selling prices outpaced manufacturing cost reductions.

Our overall gross margin percentage of 58% for the first quarter of 2019 increased from 55% for the first quarter of 2018 primarily due to strong execution in delivering products featuring advanced technologies, including 1Xnm DRAM and 64-layer 3D NAND, enabling manufacturing cost reductions. For the first quarter of 2019 as compared to the first quarter of 2018, pricing for DRAM products increased while manufacturing costs declined and for NAND products, declines in average selling prices slightly outpaced manufacturing cost reductions.

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2019		2018		2018
CNBU	$3,604	46%	$4,361	52%	$3,212	47%
MBU	2,212	28%	1,895	22%	1,365	20%
SBU	1,143	14%	1,242	15%	1,383	20%
EBU	933	12%	923	11%	830	12%
All Other	21	—%	19	—%	13	—%
	$7,913		$8,440		$6,803
Percentages are of total revenue but may not total 100% due to rounding.

CNBU revenue for the first quarter of 2019 decreased 17% as compared to the fourth quarter of 2018 due to customer inventory corrections and CPU shortages, particularly in enterprise server, cloud server, and graphics markets. MBU revenue for the first quarter of 2019, which was comprised primarily of mobile LPDRAM and managed NAND products, increased 17% as compared to the fourth quarter of 2018. The increase was primarily due to an approximate 50% increase in sales volumes of managed NAND driven by strong customer demand and higher market share as well as higher sales of our LPDRAM products driven by customer demand. SBU revenue for the first quarter of 2019 decreased 8% as compared to the fourth quarter of 2018 primarily due to lower demand for NAND storage products resulting from customer inventory corrections in enterprise and cloud storage markets as well as a strategic allocation from storage products to mobile managed NAND products. EBU revenue for the first quarter of 2019 increased slightly from the fourth quarter of 2018 due to continuing strength in industrial and automotive markets. EBU revenue was comprised of products incorporating DRAM, NAND, and NOR Flash in decreasing order of revenue.

CNBU revenue for the first quarter of 2019 increased 12% as compared to the first quarter of 2018 due to demand growth across key markets which drove increases in pricing and sales volumes. MBU revenue for the first quarter of 2019 increased 62% as compared to the first quarter of 2018 primarily due to strong execution in developing and qualifying mobile managed NAND products as bit shipment volumes were more than six times the level in the prior year. MBU sales of LPDRAM products also increased for the first quarter of 2019 as compared to the first quarter of 2018 due to strong customer demand. SBU revenue from sales of NAND products for the first quarter of 2019 decreased by a low twenties percentage as compared to the first quarter of 2018 primarily due to declines in SBU NAND component sales from a strategic reallocation of supply from component sales to mobile managed NAND products. Increases in SBU sales volumes of SSDs for the first quarter of 2019 as compared to the first quarter of 2018 were offset by declines in pricing. EBU revenue for the first quarter of 2019 increased 12% as compared to the first quarter of 2018 primarily due to strong demand across EBU's primary markets including consumer, industrial multimarkets, and automotive.

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2019		2018		2018
CNBU	$2,211	61%	$2,915	67%	$1,914	60%
MBU	1,203	54%	979	52%	505	37%
SBU	80	7%	157	13%	400	29%
EBU	387	41%	382	41%	342	41%
All Other	6	29%	6	32%	(4)	(31)%
	$3,887		$4,439		$3,157
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

CNBU operating income for the first quarter of 2019 decreased from the fourth quarter of 2018 primarily due to declines in pricing and sales volumes resulting from the effects of customer inventory corrections and CPU shortages. MBU operating income for the first quarter of 2019 improved from the fourth quarter of 2018 primarily due to increases in managed NAND and LPDRAM sales volumes and manufacturing cost reductions, which outpaced pricing declines. SBU operating income for the first quarter of 2019 decreased from the fourth quarter of 2018 primarily due to price declines, which were partially offset by manufacturing cost reductions enabled by our execution in transitioning to 64-layer TLC 3D NAND products. EBU operating income for the first quarter of 2019 was relatively unchanged from the fourth quarter of 2018.

CNBU operating income for the first quarter of 2019 increased from the first quarter of 2018 primarily due to improved pricing and higher sales volumes resulting from growth in demand for our products combined with manufacturing cost reductions. MBU operating income for the first quarter of 2019 increased from the first quarter of 2018 primarily due to increases in pricing and sales volumes for LPDRAM products, higher sales of managed NAND products, and manufacturing cost reductions. SBU operating income for the first quarter of 2019 decreased from the first quarter of 2018 primarily due to price declines, which were partially offset by manufacturing cost reductions. SBU operating income for the first quarter of 2019 was adversely impacted by fixed costs associated with underutilization of our share of IMFT's capacity. EBU operating income for the first quarter of 2019 increased as compared to the first quarter of 2018 as a result of increased demand for DRAM products across primary markets that drove higher sales volumes and selling prices, partially offset by higher R&D costs.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the first quarter of 2019 were relatively unchanged from the fourth quarter of 2018. SG&A expenses for the first quarter of 2019 were 9% higher than the first quarter of 2018 primarily due to increases in consulting fees.

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

R&D expenses for the first quarter of 2019 were 8% higher than the fourth quarter of 2018 primarily due to increases in volumes of development and pre-qualification wafers and employee labor and benefit costs. R&D expenses for the first quarter of 2019 were 36% higher than the first quarter of 2018 primarily due to increases in volumes of development and pre-qualification wafers, employee labor and benefit costs, and depreciation expense as a result of increases in capital spending.

We share the cost of certain product and process development activities under development agreements with partners, including agreements to jointly develop NAND and 3D XPoint technologies with Intel. Our R&D expenses were reduced by reimbursements under these development partner arrangements of $30 million and $56 million in the first quarters of 2019 and 2018, respectively, and by $34 million in the fourth quarter of 2018. The decrease in R&D reimbursements in the first quarter of 2019 was primarily due to reductions in our joint development activities with Intel for 3D XPoint technologies, which we expect to be completed in the second half of 2019. We also expect to complete our joint development activities with Intel for NAND technologies in the second half of 2019, which will further decrease R&D reimbursements.

Income Taxes

Our income tax provision consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2019	2018	2018
Income tax provision, excluding items below	$(378)	$(113)	$(88)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(52)	10	(26)
Repatriation Tax, net of adjustments related to uncertain tax positions	(47)	83	—
	$(477)	$(20)	$(114)

Effective tax rate	12.6%	0.5%	4.1%

Our effective tax rate increased in the first quarter of 2019 primarily as a result of the Foreign Minimum Tax. We operate in a number of tax jurisdictions outside the Unites States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2031, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $427 million (benefiting our diluted earnings per share by $0.36) for the first quarter of 2019, $603 million ($0.49 per diluted share) for the fourth quarter of 2018, and $391 million ($0.32 per diluted share) for the first quarter of 2018.

Other

Interest expense for the first quarter of 2019 declined 34% and 73% as compared to the fourth and first quarters of 2018, respectively, primarily due to decreases in debt obligations and increases in capitalized interest from higher levels of capital spending. Interest income for the first quarter of 2019 increased 12% and 65% as compared to the fourth and first quarters of 2018, respectively, primarily due to increases in cash generated from operations that was invested in short-term and long-term investments.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans, Other Operating Income (Expense), Net, and Other Non-Operating Income (Expense), Net" notes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. We have an undrawn revolving credit facility that expires in July 2023 and provides for borrowings of up to $2.50 billion. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that capital expenditures in 2019 for property, plant, and equipment, net of partner contributions, to be $9 billion to $9.5 billion, focused on technology transitions and product enablement. The actual amounts for 2019 will vary depending on market conditions. As of November 29, 2018, we had commitments of approximately $2.8 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock, beginning in our fiscal 2019, which we may purchase on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock. In the first quarter of 2019, we repurchased an aggregate of 42 million shares of our common stock for $1.80 billion under an accelerated share repurchase agreement, a Rule 10b5-1 plan, and through open market repurchases.

At any time through December 2018, Intel can exercise its option to require us to purchase, and from January 2019 through December 2021, we can exercise our option to purchase from Intel, Intel's interest in IMFT. On October 18, 2018, we announced our intent to exercise our option to acquire Intel's interest in IMFT. Upon such exercise, Intel can elect to set the closing date of the transaction to be any time between six months and one year from the date we exercise our option. At the time of close, we expect to pay approximately $1.5 billion in cash for the transaction, dissolving Intel's noncontrolling interest in IMFT as well as IMFT Member Debt, which was $1 billion as of November 29, 2018.

Cash and marketable investments totaled $7.13 billion and $7.28 billion as of November 29, 2018 and August 30, 2018, respectively. Our investments consist primarily of money market funds and liquid investment-grade, fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments as of November 29, 2018 included $306 million held by the MMJ Group. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Group is prohibited from paying dividends to us. In addition, pursuant to an order of the Tokyo District Court, the MMJ Group cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures, may require consent of MMJ's trustees and/or the Tokyo District Court.

IMFT: Cash and marketable investments included $169 million held by IMFT as of November 29, 2018. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of November 29, 2018, the amount of cash and marketable investments held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested consisted of all the $306 million of cash and marketable investments held by the MMJ Group. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

	First Quarter
	2019	2018
Net cash provided by operating activities	$4,810	$3,636
Net cash provided by (used for) investing activities	(4,427)	(1,434)
Net cash provided by (used for) financing activities	(2,435)	(1,282)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(10)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,062)	$914

Operating Activities: For the first quarter of 2019, cash provided by operating activities was due primarily to net income and the effect of working capital adjustments, which included a $286 million increase in inventory due to higher levels of work in process and raw materials inventories, a $192 million decrease in deferred income taxes due primarily to the utilization of deferred tax assets, and a $189 million decrease in receivables as a result of lower levels of revenue. For the first quarter of 2018, cash provided by operating activities was due primarily to net income and the effect of working capital adjustments, which included a $261 million decrease in accounts payable, accrued expenses, and other current liabilities, and a $121 million increase in receivables due to a higher level of revenue.

Investing Activities: For the first quarter of 2019, net cash used for investing activities consisted primarily of $2.46 billion of expenditures for property, plant, and equipment (net of partner contributions) and $1.91 billion of net outflows from sales, maturities, and purchases of available-for-sale securities. For the first quarter of 2018, net cash used for investing activities consisted primarily of $1.86 billion of expenditures for property, plant, and equipment (net of partner contributions), partially offset by $453 million of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first quarter of 2019, net cash used for financing activities consisted primarily of $1.80 billion for the acquisition of 42 million shares of treasury stock under an accelerated share repurchase agreement, a Rule 10b5-1 plan, and through open market repurchases and cash payments to reduce our our debt, including $413 million for scheduled repayment of other notes and capital leases and $164 million to settle conversions of notes. For the first quarter of 2018, net cash used for financing activities consisted primarily of cash payments to reduce our debt, including $2.64 billion to repurchase debt and settle conversions of notes and $109 million for scheduled repayment of other notes and capital leases. Cash used for financing activities in the first quarter of 2018 was partially offset by net proceeds of $1.36 billion from the issuance of 34 million shares of our common stock for $41.00 per share in a public offering.

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock exceeded 130% of the conversion price per share of all our convertible notes for at least 20 trading days in the 30 trading day period ended on September 30, 2018, holders may convert such notes at any time through the calendar quarter ended December 31, 2018. Additionally, the closing price of our common stock also exceeded the thresholds for our 2032D Notes and 2033F Notes for the calendar quarter ended December 31, 2018; therefore, such notes are convertible by the holders at any time through March 31, 2019. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending December 31, 2018 if all holders converted their notes. The amounts in the table below are based on our closing share price of $37.91 as of November 29, 2018.

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032D Notes	Cash and/or shares	Cash and/or shares	14	$37	13	$544
2033F Notes	Cash	Cash and/or shares	6	69	5	240
2043G Notes	Cash and/or shares	Cash and/or shares	35	—	35	1,324
			55	$106	53	$2,108

Contractual Obligations

	Payments Due by Period
As of November 29, 2018	Total	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and Thereafter
Notes payable(1)(2)	$4,213	$113	$594	$855	$2,651
Capital lease obligations(2)	928	245	339	118	226
Operating leases(3)	621	29	97	100	395
Total	$5,762	$387	$1,030	$1,073	$3,272

(1)	Amounts include MMJ Creditor Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see "Part I – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 30, 2018. Except for the critical accounting estimates associated with revenue recognition as discussed below, there have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended August 30, 2018.

Revenue recognition: Revenue is primarily recognized when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We estimate the amount of consideration we expect to be entitled to from sales to distributors, using the expected value method, based on historical price adjustment claims and current pricing trends. The difference between the estimated and actual amount is recognized as an adjustment to revenue.

Recently Adopted Accounting Standards

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards Not Yet Adopted

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards Not Yet Adopted."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. For further discussion about market risk and sensitivity analysis related to changes in currency exchange rates, see "Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended August 30, 2018.

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

During the first quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Part I – Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended August 30, 2018 and "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors" herein.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate that capital expenditures in 2019 for property, plant, and equipment, net of partner contributions, to be $9 billion to $9.5 billion, focused on technology transitions and product enablement.

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

A significant concentration of our revenue is to a select number of customers.

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our products could be sold. Our inability to meet our customers' requirements or to qualify our products with them could adversely impact our revenue. The loss of one or more of our major customers or any significant reduction in orders from, or a shift in product mix by, these customers could have a material adverse effect on our business, results of operations, or financial condition.

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

We are subject to allegations of anticompetitive conduct.

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

On May 15, 2018, the Chinese State Administration for Market Regulation ("SAMR") notified Micron that it was investigating potential collusion and other anticompetitive conduct by DRAM suppliers in China. On May 31, 2018, SAMR made unannounced visits to our sales offices in Beijing, Shanghai, and Shenzhen to seek certain information as part of its investigation. We are cooperating with SAMR in its investigation.

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

We have entered into strategic relationships, including our joint development partnership and our IMFT joint venture with Intel, to develop new manufacturing process technologies and products and to manufacture certain products. At any time through December 2018, Intel can exercise its option to require us to purchase, and from January 2019 through December 2021, we can exercise our option to purchase from Intel, Intel's interest in IMFT. On October 18, 2018, we announced our intent to exercise our option to acquire Intel's interest in IMFT. Upon such exercise, Intel can elect to set the closing date of the transaction to be any time between six months and one year from the date we exercise our option. Our joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations, including the following:

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

Our development of system-level memory and storage products is dependent, in part, upon successfully identifying and meeting our customers' specifications for those products. Developing and manufacturing system-level products with specifications unique to a customer increases our reliance upon that customer for purchasing our products in sufficient volume, quantity, and in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers' specifications or achieve design wins with our customers, we may experience a significant adverse impact on our revenues and margins. Even if our products meet customer specifications, our sales of system-level solutions are dependent upon our customers choosing our products over those of our competitors and purchasing our products at sufficient volumes and prices. Our competitors' products may be less costly, provide better performance, or include additional features when compared to our products. Our long-term ability to sell system-level memory and storage products is reliant upon our customers' ability to create, market, and sell their products containing our system-level solutions at sufficient volumes and prices in a timely manner. If we fail to successfully develop and market system-level products, our business, results of operations, or financial condition may be materially adversely affected.

Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs exceed our per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Additionally, some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-

level solutions and/or firmware in a timely manner, may result in reduced demand for our system-level products, and could have a material adverse effect on our business, results of operations, or financial condition.

Products that fail to meet specifications, are defective, or that are otherwise incompatible with end uses could impose significant costs on us.

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and solutions may be deemed fully or partially responsible for functions in our customers' products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers' products failing to perform as specified. We could be adversely affected in several ways, including the following:

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. As of November 29, 2018, we had debt with a carrying value of $4.13 billion and may borrow up to an additional $2.50 billion under an undrawn revolving credit facility. In addition, as of November 29, 2018, the conversion value in excess of principal of our convertible notes was $877 million, based on the trading price of our common stock of $37.91 per share on such date.

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

Increases in tariffs or other trade restrictions or taxes on our or our customers' products or equipment and supplies could have an adverse impact on our operations.

In 2018, 88% of our revenue was from customers located outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including Taiwan, Singapore, Japan, and China. The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the U.S. and China have been escalating in 2018, with three rounds of U.S. tariffs on Chinese goods taking effect in July, August, and September 2018, each followed by a round of retaliatory Chinese tariffs on U.S. goods. Some of our products are included in these announced tariffs. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and Chinese leaders. For example, a U.S. tariff on Chinese goods, including certain of our products, was scheduled to increase from 10% to 25% on January 1, 2019; however, that increase has been delayed for 90 days pending trade negotiations between the U.S. and China. If the U.S. were to impose additional tariffs on components that we or our suppliers source from China, our cost for such components would increase. We may also incur increases in manufacturing costs due to our efforts to mitigate the impact of tariffs on our customers and our operations. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of November 29, 2018, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

We are subject to income taxes in the U.S. and many foreign jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have a material adverse effect on our financial condition. For example, as a result of the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 by the United States, our effective tax rate increased to 12.6% in the first quarter of 2019, depending on the amount and geographic mix of our taxable income. Additionally, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If adopted by countries, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions' administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

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

A substantial majority of our consolidated revenue is from customers located outside the United States. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, Japan, and China. Our international sales and operations are subject to a variety of risks, including:

•	export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;

•	imposition of bans on sales of goods or services to one or more of our significant foreign customers;

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

Many of our customers, suppliers, and vendors operate internationally and are also subject to the foregoing risks. For example, the United States government has in the past banned American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. If we or our customers, suppliers, or vendors are impacted by these risks, it could have a material adverse effect on our business, results of operations, or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors had authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, and/or derivative transactions, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock. In the first quarter of 2019, we repurchased an aggregate of 42 million shares of our common stock for $1.80 billion under an accelerated share repurchase agreement, Rule 10b5-1 plans, and through open market repurchases. The shares were recorded as treasury stock.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs
August 31, 2018	–	October 4, 2018	25,691,192	$43.39	25,691,192
October 5, 2018	–	November 1, 2018	11,494,319	41.42	11,494,319
November 2, 2018	–	November 29, 2018	5,220,139	40.78	5,220,139
			42,405,650			$8,196,303,572

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts in the table above.

6. Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		99.2	10/17/18
10.70
Incremental Amendment No. 1 to Credit Agreement dated July 3, 2018, by and among Micron Technology, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto
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

Micron Technology, Inc.
(Registrant)

Date:	December 19, 2018	/s/ David A. Zinsner
David A. Zinsner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)