Form 10-Q
period 2019-05-30
MICRON TECHNOLOGY INC
filed 2019-06-26
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10658

Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8000 S. Federal Way, Boise, Idaho	83716-9632
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(208) 368-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	MU	NASDAQ Global Select Market
Common Stock Purchase Rights	MU	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant's common stock as of June 19, 2019 was 1,103,803,379.

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

Definitions of Commonly Used Terms

As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2024 Notes	4.64% Senior Unsecured Notes due 2024	MMJ	Micron Memory Japan, G.K.
2025 Notes	5.50% Senior Unsecured Notes due 2025	MMJ Group	MMJ and its subsidiaries
2026 Notes	4.98% Senior Unsecured Notes due 2026	MMT	Micron Memory Taiwan Co., Ltd.
2029 Notes	5.33% Senior Unsecured Notes due 2029	MTTW	Micron Technology Taiwan, Inc.
2032D Notes	3.13% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2033F Notes	2.13% Convertible Senior Notes due 2033	R&D	Research and Development
2043G Notes	3.00% Convertible Senior Notes due 2043	SG&A	Selling, General, and Administrative
IMFT	IM Flash Technologies, LLC	SSD	Solid-State Drive
Huawei	Huawei Technologies Co., Ltd.	TLC	Triple-Level Cell
Inotera	Inotera Memories, Inc.	VIE	Variable Interest Entity
Intel	Intel Corporation

The following Micron subsidiaries appear throughout this report:

Micron Consumer Products Group, Inc.	Micron Semiconductor Products, Inc.
Micron Europe Limited	Micron Semiconductor (Shanghai) Co. Ltd.
Micron Semiconductor B.V.,	Micron Semiconductor (Xi'an) Co., Ltd.
Micron Semiconductor (Deutschland) GmbH

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding our expected 3D XPointTM development activities with Intel; the amount we expect to pay to purchase Intel's interest in IMFT; our expectation, from time to time, to engage in additional financing transactions; the sufficiency of our cash and investments, cash flows from operations, and available financing to meet our requirements at least through the next 12 months; capital spending in 2019; and capital commitments. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II, Other Information – Item 1A. Risk Factors."

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Revenue	$4,788	$7,797	$18,536	$21,951
Cost of goods sold	2,960	3,074	9,229	9,211
Gross margin	1,828	4,723	9,307	12,740

Selling, general, and administrative	206	211	624	598
Research and development	606	603	1,818	1,574
Other operating (income) expense, net	6	(44)	139	(49)
Operating income	1,010	3,953	6,726	10,617

Interest income	52	36	148	86
Interest expense	(29)	(80)	(89)	(292)
Other non-operating income (expense), net	(317)	(193)	(392)	(450)
	716	3,716	6,393	9,961

Income tax (provision) benefit	135	109	(622)	(148)
Equity in net income (loss) of equity method investees	—	(2)	1	(1)
Net income	851	3,823	5,772	9,812

Net income attributable to noncontrolling interests	(11)	—	(20)	(2)
Net income attributable to Micron	$840	$3,823	$5,752	$9,810

Earnings per share
Basic	$0.76	$3.30	$5.15	$8.53
Diluted	0.74	3.10	5.01	7.96

Number of shares used in per share calculations
Basic	1,105	1,159	1,117	1,150
Diluted	1,129	1,235	1,148	1,233

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Net income	$851	$3,823	$5,772	$9,812

Other comprehensive income (loss), net of tax
Gains (losses) on investments	3	—	6	(2)
Gains (losses) on derivative instruments	—	(21)	(6)	(6)
Foreign currency translation adjustments	—	1	(1)	1
Pension liability adjustments	(1)	(1)	(1)	—
Other comprehensive income (loss)	2	(21)	(2)	(7)
Total comprehensive income	853	3,802	5,770	9,805
Comprehensive income attributable to noncontrolling interests	(11)	—	(20)	(2)
Comprehensive income attributable to Micron	$842	$3,802	$5,750	$9,803

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)
(Unaudited)

As of	May 30, 2019	August 30, 2018
Assets
Cash and equivalents	$5,157	$6,506
Short-term investments	1,532	296
Receivables	3,257	5,478
Inventories	4,905	3,595
Other current assets	215	164
Total current assets	15,066	16,039
Long-term marketable investments	1,167	473
Property, plant, and equipment	27,138	23,672
Intangible assets	339	331
Deferred tax assets	817	1,022
Goodwill	1,228	1,228
Other noncurrent assets	533	611
Total assets	$46,288	$43,376

Liabilities and equity
Accounts payable and accrued expenses	$3,494	$4,374
Current debt	1,346	859
Other current liabilities	557	521
Total current liabilities	5,397	5,754
Long-term debt	3,563	3,777
Noncurrent unearned government incentives	622	227
Other noncurrent liabilities	417	354
Total liabilities	9,999	10,112

Commitments and contingencies

Redeemable convertible notes	1	3
Redeemable noncontrolling interest	98	97

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,180 shares issued and 1,104 outstanding (1,170 shares issued and 1,161 outstanding as of August 30, 2018)	118	117
Additional capital	8,217	8,201
Retained earnings	30,201	24,395
Treasury stock, 76 shares held (9 shares as of August 30, 2018)	(3,221)	(429)
Accumulated other comprehensive income	8	10
Total Micron shareholders' equity	35,323	32,294
Noncontrolling interests in subsidiaries	867	870
Total equity	36,190	33,164
Total liabilities and equity	$46,288	$43,376

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect of adopting new accounting standards				92			92		92
Net income				3,293			3,293	—	3,293
Other comprehensive income (loss), net						(15)	(15)		(15)
Stock issued under stock plans	3	—	15				15		15
Stock-based compensation expense			61				61		61
Repurchase of stock	(1)	—	108	(11)	(1,933)		(1,836)		(1,836)
Reclassification of redeemable convertible notes, net			1				1		1
Conversion of convertible notes			(36)				(36)		(36)
Balance at November 29, 2018	1,172	$117	$8,350	$27,769	$(2,362)	$(5)	$33,869	$870	$34,739
Net income				1,619			1,619	5	1,624
Other comprehensive income (loss), net						11	11		11
Stock issued under stock plans	7	1	76				77		77
Stock-based compensation expense			57				57		57
Repurchase of stock	(1)	—	(5)	(24)	(702)		(731)		(731)
Acquisitions of noncontrolling interest							—	(12)	(12)
Reclassification of redeemable convertible notes, net			1				1		1
Conversion of convertible notes			(336)				(336)		(336)
Balance at February 28, 2019	1,178	$118	$8,143	$29,364	$(3,064)	$6	$34,567	$863	$35,430
Net income				840			840	9	849
Other comprehensive income (loss), net						2	2		2
Stock issued under stock plans	2	—	20				20		20
Stock-based compensation expense			58				58		58
Repurchase of stock	—	—	—	(3)	(157)		(160)		(160)
Acquisitions of noncontrolling interest			1				1	(5)	(4)
Conversion of convertible notes			(5)				(5)		(5)
Balance at May 30, 2019	1,180	$118	$8,217	$30,201	$(3,221)	$8	$35,323	$867	$36,190

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at August 31, 2017	1,116	$112	$8,287	$10,260	$(67)	$29	$18,621	$849	$19,470
Net income				2,678			2,678	—	2,678
Other comprehensive income (loss), net						(5)	(5)		(5)
Contributions from noncontrolling interests								18	18
Stock issued in public offering	34	3	1,363				1,366		1,366
Stock issued under stock plans	9	1	105				106		106
Stock-based compensation expense			51				51		51
Repurchase of stock	(1)	—	(90)		—		(90)		(90)
Reclassification of redeemable convertible notes, net			3				3		3
Conversion of convertible notes			(271)		67		(204)		(204)
Balance at November 30, 2017	1,158	$116	$9,448	$12,938	$—	$24	$22,526	$867	$23,393
Net income				3,309			3,309	2	3,311
Other comprehensive income (loss), net						19	19		19
Stock issued under stock plans	8	—	82				82		82
Stock-based compensation expense			52				52		52
Repurchase of stock	(1)	—	(44)		—		(44)		(44)
Settlement of capped calls			313		(313)		—		—
Reclassification of redeemable convertible notes, net			5				5		5
Conversion of convertible notes			(252)				(252)		(252)
Balance at March 1, 2018	1,165	$116	$9,604	$16,247	$(313)	$43	$25,697	$869	$26,566
Net income				3,823			3,823	—	3,823
Other comprehensive income (loss), net						(21)	(21)		(21)
Stock issued under stock plans	4	1	81				82		82
Stock-based compensation expense			48				48		48
Repurchase of stock	—	—	(4)		—		(4)		(4)
Settlement of capped calls			116		(116)		—		—
Reclassification of redeemable convertible notes, net			9				9		9
Conversion and repurchase of convertible notes			(985)				(985)		(985)
Balance at May 31, 2018	1,169	$117	$8,869	$20,070	$(429)	$22	$28,649	$869	$29,518

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine months ended	May 30, 2019	May 31, 2018
Cash flows from operating activities
Net income	$5,772	$9,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	4,008	3,474
Amortization of debt discount and other costs	39	78
Loss on debt prepayments, repurchases, and conversions	386	386
Stock-based compensation	176	151
Change in operating assets and liabilities
Receivables	2,373	(1,177)
Inventories	(1,315)	(246)
Accounts payable and accrued expenses	(703)	151
Deferred income taxes, net	195	(216)
Other	25	(168)
Net cash provided by operating activities	10,956	12,245

Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,752)	(6,628)
Purchases of available-for-sale securities	(3,814)	(606)
Proceeds from sales of available-for-sale securities	1,271	569
Proceeds from government incentives	668	171
Proceeds from maturities of available-for-sale securities	626	219
Other	16	188
Net cash provided by (used for) investing activities	(8,985)	(6,087)

Cash flows from financing activities
Payments to acquire treasury stock	(2,727)	(69)
Repayments of debt	(2,376)	(6,767)
Payments on equipment purchase contracts	(54)	(170)
Proceeds from issuance of debt	1,800	969
Proceeds from issuance of stock	112	1,636
Other	(85)	(42)
Net cash provided by (used for) financing activities	(3,330)	(4,443)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	6	(4)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,353)	1,711
Cash, cash equivalents, and restricted cash at beginning of period	6,587	5,216
Cash, cash equivalents, and restricted cash at end of period	$5,234	$6,927

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
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

Unconsolidated VIEs

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we do not have governance rights. Therefore, we do not consolidate PTI Xi'an. In connection with our assembly services with PTI, as of May 30, 2019 and August 30, 2018, we had net property, plant, and equipment of $53 million and $63 million, respectively, and capital lease obligations of $51 million and $63 million, respectively.

Consolidated VIE

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for additional cash requirements. The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it. In January 2019, we exercised our option to acquire Intel's interest in IMFT and, in the third quarter of 2019, Intel set the closing date to occur on October 31, 2019. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

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

The following table summarizes the effects of adopting ASU 2016-16 and ASC 606:

	Ending Balance as of August 30, 2018	ASU 2016-16	ASC 606	Opening Balance as of August 31, 2018
Receivables	$5,478	$—	$114	$5,592
Inventories	3,595	—	(5)	3,590
Other current assets	164	(14)	30	180
Deferred tax assets	1,022	56	(92)	986
Other current liabilities	521	—	(4)	517
Other noncurrent liabilities	354	—	1	355
Retained earnings	24,395	42	50	24,487

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

The effects of ASC 606 to our consolidated statement of operations and balance sheet were as follows:

	Quarter ended May 30, 2019			Nine months ended May 30, 2019
	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606
Revenue	$4,788	$43	$4,831	$18,536	$(72)	$18,464
Cost of goods sold	2,960	4	2,964	9,229	(65)	9,164
Interest expense	(29)	2	(27)	(89)	5	(84)
Income tax (provision) benefit	135	(8)	127	(622)	(13)	(635)
Net income attributable to Micron	840	33	873	5,752	(15)	5,737

As of May 30, 2019	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606
Receivables	$3,257	$(112)	$3,145
Other current assets	215	(41)	174
Deferred tax assets	817	82	899
Accounts payable and accrued expenses	3,494	3	3,497
Other current liabilities	557	(8)	549
Other noncurrent liabilities	417	(1)	416
Retained earnings	30,201	(65)	30,136

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

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of lease payments. This ASU, as amended, will be effective for us in the first quarter of 2020 with early adoption permitted and allows for either a modified retrospective adoption or a retrospective adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right-of-use assets and corresponding liabilities. We are evaluating the timing and other effects of our adoption of this ASU on our financial statements.

Cash and Investments

All of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	May 30, 2019				August 30, 2018
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$3,171	$—	$—	$3,171	$3,223	$—	$—	$3,223
Level 1(2)
Money market funds	1,208	—	—	1,208	2,443	—	—	2,443
Level 2(3)
Certificates of deposit	732	749	5	1,486	806	11	2	819
Corporate bonds	—	516	704	1,220	3	172	272	447
Government securities	11	131	200	342	5	63	103	171
Asset-backed securities	—	83	258	341	—	34	96	130
Commercial paper	35	53	—	88	26	16	—	42
	5,157	$1,532	$1,167	$7,856	6,506	$296	$473	$7,275
Restricted cash(4)	77				81
Cash, cash equivalents, and restricted cash	$5,234				$6,587

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of May 30, 2019 or August 30, 2018.

(4)
Restricted cash is included in other noncurrent assets and primarily consisted of balances related to the MMJ Creditor Payments. The restrictions on the MMJ Creditor Payments lapse upon approval by the trustees and/or Tokyo District Court.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of May 30, 2019, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	May 30, 2019	August 30, 2018
Trade receivables	$2,848	$5,056
Income and other taxes	202	161
Other	207	261
	$3,257	$5,478

Inventories

As of	May 30, 2019	August 30, 2018
Finished goods	$853	$815
Work in process	3,537	2,357
Raw materials and supplies	515	423
	$4,905	$3,595

Property, Plant, and Equipment

As of	May 30, 2019	August 30, 2018
Land	$352	$345
Buildings	10,167	8,680
Equipment(1)	42,626	38,249
Construction in progress(2)	1,893	1,162
Software	767	655
	55,805	49,091
Accumulated depreciation	(28,667)	(25,419)
	$27,138	$23,672

(1)	Included costs related to equipment not placed into service of $2.24 billion and $1.73 billion, as of May 30, 2019 and August 30, 2018, respectively.

(2)	Included building-related construction, tool installation, and software costs for assets not yet placed into service.

Intangible Assets and Goodwill

As of	May 30, 2019		August 30, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$574	$(235)	$567	$(344)
Non-amortizing assets
In-process R&D	—	—	108	—

Total intangible assets	$574	$(235)	$675	$(344)

Goodwill	$1,228		$1,228

In the first nine months of 2019 and 2018, we capitalized $71 million and $27 million, respectively, for product and process technology with weighted-average useful lives of 8 years and 11 years, respectively, and placed in service $108 million of in-process R&D in the first quarter of 2019, which is being amortized on a straight-line basis over six years. Expected amortization expense is $18 million for the remainder of 2019, $68 million for 2020, $59 million for 2021, $48 million for 2022, and $43 million for 2023.

Accounts Payable and Accrued Expenses

As of	May 30, 2019	August 30, 2018
Accounts payable	$1,336	$1,692
Property, plant, and equipment payables	1,160	1,238
Salaries, wages, and benefits	565	841
Income and other taxes	254	402
Other	179	201
	$3,494	$4,374

Debt

As of	May 30, 2019					August 30, 2018
			Net Carrying Amount			Net Carrying Amount
Instrument	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
IMFT Member Debt(1)	N/A	N/A	$858	$—	$858	$—	$1,009	$1,009
Capital lease obligations	N/A	4.20%	233	415	648	310	536	846
MMJ Creditor Payments	N/A	9.76%	187	—	187	309	183	492
2022 Term Loan B	4.24%	4.65%	5	716	721	5	720	725
2024 Notes	4.64%	4.76%	—	597	597	—	—	—
2025 Notes	5.50%	5.56%	—	516	516	—	515	515
2026 Notes	4.98%	5.07%	—	497	497	—	—	—
2029 Notes	5.33%	5.40%	—	696	696	—	—	—
2032D Notes	3.13%	6.33%	—	126	126	—	132	132
2033F Notes	2.13%	4.93%	63	—	63	235	—	235
2043G Notes	3.00%	6.76%	—	—	—	—	682	682
			$1,346	$3,563	$4,909	$859	$3,777	$4,636

(1)	IMFT Member Debt was classified as current as of May 30, 2019 as a result of exercising our option to acquire Intel's interest in IMFT.

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

Convertible Senior Notes

On February 8, 2019, we notified holders of our 2043G Notes that we would redeem all of the outstanding 2043G Notes on March 13, 2019. Holders could elect to convert these notes prior to March 12, 2019 at a conversion rate of 34.2936 shares of our common stock per $1,000 of principal amount. In connection with our notice, we made an irrevocable election to settle any conversions in cash and, as a result, we reclassified $336 million from equity to a derivative debt liability. Holders converted substantially all of the 2043G Notes and, on March 13, 2019, we paid $1.43 billion to settle the conversions. We incurred losses of $316 million and $84 million in the third and second quarters of 2019, respectively, in connection with these transactions.

Holders of our convertible notes may convert their notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. As of May 30, 2019, the trading price of our common stock was higher than the conversion prices of our 2032D Notes and our 2033F Notes and, as a result, the aggregate conversion value of $641 million exceeded the aggregate principal amount of $198 million by $443 million.

Available Revolving Credit Facility

On November 27, 2018, we increased the amount available to draw under our existing revolving credit facility expiring in July 2023 from $2.0 billion to $2.5 billion. As of May 30, 2019, there were no outstanding amounts drawn under this facility.

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

The following table presents the effects of conversions, settlements, and issuance of debt in the first nine months of 2019:

Nine months ended May 30, 2019	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Decrease in Equity	Gain (Loss)
Settled conversions
2032D Notes	$(10)	$(9)	$(35)	$(28)	$2
2033F Notes	(43)	(173)	(184)	(23)	12
2043G Notes	(1,019)	(691)	(1,426)	(326)	(400)
Issuances
2024 Notes	600	597	597	—	—
2026 Notes	500	497	497	—	—
2029 Notes	700	695	695	—	—
	$728	$916	$144	$(377)	$(386)

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

On August 12, 2014, MLC Intellectual Property, LLC ("MLC") filed a patent infringement action against Micron in the United States District Court for the Northern District of California. The complaint alleges that Micron infringes a single U.S. patent and seeks damages, attorneys' fees, and costs. The matter is scheduled for trial beginning on August 12, 2019.

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

On March 19, 2018, Micron Semiconductor (Xi'an) Co., Ltd. ("MXA") was served with a patent infringement complaint filed by Fujian Jinhua Integrated Circuit Co., Ltd. ("Jinhua") in the Fuzhou Intermediate People's Court in Fujian Province, China (the "Fuzhou Court"). On April 3, 2018, Micron Semiconductor (Shanghai) Co. Ltd. ("MSS") was served with the same complaint. The complaint alleges that MXA and MSS infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring MXA and MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 98 million Chinese yuan plus court fees incurred.

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

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and two additional complaints filed by UMC in the Fuzhou Court. The three additional complaints allege that MSS infringes three Chinese patents by manufacturing and selling certain Crucial MX300 SSDs and certain GDDR5 memory chips. The two complaints filed by UMC each seek an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages for each complaint of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua seeks an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 98 million Chinese yuan plus court fees incurred. On October 9, 2018, UMC withdrew its complaint that alleged MSS infringed a Chinese patent by manufacturing and selling certain GDDR5 memory chips.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of May 30, 2019, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Additionally, six cases have been filed in the following Canadian courts: Superior Court of Quebec, the Federal Court of Canada, the Ontario Superior Court of Justice, and the Supreme Court of British Columbia. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

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

Securities Matters

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seek compensatory and punitive damages, fees, interest, costs, and other appropriate relief.

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

On June 13, 2019, current Micron employee Chris Manning filed a putative class action lawsuit on behalf of Micron employees subject to the Idaho Claim Act who earned a performance-based bonus after the conclusion of fiscal year 2018 whose performance rating was calculated based upon a mandatory percentage distribution range of performance ratings. On behalf of himself and the putative class, Manning asserts claims for violation of the Idaho Wage Claim Act, breach of contract, breach of the covenant of good faith and fair dealing, and fraud.

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

In the third quarter and first nine months of 2019, we repurchased 4 million shares of our common stock for $157 million and 67 million shares of our common stock for $2.66 billion, respectively, under an accelerated share repurchase agreement, Rule 10b5-1 plans, and through open market repurchases. The shares were recorded as treasury stock.

Noncontrolling Interests in Subsidiaries

As of	May 30, 2019		August 30, 2018
	Balance	Percentage	Balance	Percentage
IMFT	$867	49%	$853	49%
Other	—	—	17	Various
	$867		$870

IMFT: Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. IMFT manufactures semiconductor products exclusively for its members under a long-term supply agreement at prices approximating cost. In the first quarter of 2018, IMFT discontinued production of NAND and subsequent to that time has manufactured 3D XPoint memory. In the fourth quarter of 2018, we announced that we and Intel will no longer jointly develop 3D XPoint technology beyond the second generation. We expect development of the second generation of 3D XPoint technology to be substantially completed in the first quarter of 2020. IMFT sales to Intel were $184 million and $531 million for the third quarter and first nine months of 2019, respectively, and were $114 million and $341 million for the third quarter and first nine months of 2018, respectively.

In January 2019, we exercised our option to acquire Intel's interest in IMFT and, in the third quarter of 2019, Intel set the closing date to occur on October 31, 2019. At closing, we expect to pay Intel approximately $1.4 billion in cash for Intel's noncontrolling interest in IMFT and IMFT Member Debt. As of May 30, 2019, current debt included $858 million of IMFT Member Debt. Subsequent to setting the closing date, Intel notified us of its election to receive supply from IMFT from the closing date through April 2020 at a volume equal to approximately 50% of their volume from IMFT in the six-month period prior to closing.

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

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	May 30, 2019	August 30, 2018
Assets
Cash and equivalents	$184	$91
Receivables	125	126
Inventories	122	114
Other current assets	5	8
Total current assets	436	339
Property, plant, and equipment	2,352	2,641
Other noncurrent assets	37	45
Total assets	$2,825	$3,025

Liabilities
Accounts payable and accrued expenses	$106	$138
Current debt	865	20
Other current liabilities	41	9
Total current liabilities	1,012	167
Long-term debt	54	1,064
Other noncurrent liabilities	23	74
Total liabilities	$1,089	$1,305
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Fair Value Measurements

The estimated fair values of our convertible and other notes in the table below were determined based on Level 2 inputs, and together with the carrying value of our outstanding debt instruments (excluding the carrying value of equity and mezzanine equity components of our convertible notes) were as follows:

As of	May 30, 2019		August 30, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$4,165	$4,072	$2,798	$2,741
Convertible notes	643	189	3,124	1,049

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of May 30, 2019
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$190	$1	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,029	2	(12)

		$3	$(12)

As of August 30, 2018
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$538	$—	$(13)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,919	14	(10)
Convertible notes settlement obligation(3)		—	(167)
		14	(177)

		$14	$(190)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(3)	The notional amount of convertible notes settlement obligations as of August 30, 2018 was 3 million shares of our common stock.

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

We recognized gains of $1 million and losses of $5 million for the third quarter and first nine months of 2019, respectively, and losses of $23 million and $6 million for the third quarter and first nine months of 2018, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were material in the third quarters or first nine months of 2019 or 2018. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not material.

Fair Value Hedges: In the second and third quarters of 2018, we utilized fair value hedges for our exposure from changes in currency exchange rates for certain monetary assets and liabilities. For derivative forward contracts designated as fair value hedges, hedge effectiveness was determined by the change in the fair value of the undiscounted spot rate of the forward contract. The changes in fair values of hedge instruments attributed to changes in undiscounted spot rates were recognized in other non-operating income (expense). The time value associated with hedge instruments is excluded from the assessment of the effectiveness of hedges and was recognized on a straight-line basis over the life of hedges to other non-operating income (expense). Amounts recorded to other comprehensive income (loss) for the third quarter and first nine months of 2018 were not material. The effects of fair value hedges on our consolidated statements of operations are included in other non-operating income (expense) and were as follows:

	Quarter ended	Nine months ended
	May 31, 2018	May 31, 2018
Gain (loss) on remeasurement of hedged assets and liabilities	$28	$(28)
Gain (loss) on derivatives designated as hedging instruments	(28)	28
Amortization of amounts excluded from hedge effectiveness	(13)	(32)
	$(13)	$(32)

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized losses of $23 million in the third quarter and first nine months of 2019, and losses of $52 million in the third quarter of 2018, which offset $52 million of gains recognized during the first six months of 2018.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See "Debt" note.) We recognized gains of $11 million and losses of $55 million in the third quarter and first nine months of 2019, respectively, and losses of $119 million and $143 million for the third quarter and first nine months of 2018, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations.

Equity Plans

As of May 30, 2019, 113 million shares of our common stock were available for future awards under our equity plans.

Stock Options

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Stock options granted	—	—	—	2
Weighted-average grant-date fair value per share	—	$24.14	$19.50	$18.61
Average expected life in years	—	5.4	5.4	5.5
Weighted-average expected volatility	—	45%	44%	44%
Weighted-average risk-free interest rate	—	2.8%	2.9%	2.2%
Expected dividend yield	—	0.0%	0.0%	0.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

Restricted Stock Awards activity is summarized as follows:

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Restricted stock award shares granted	1	—	7	4
Weighted-average grant-date fair value per share	$40.00	$53.77	$39.83	$42.14

Employee Stock Purchase Plan ("ESPP")

Our first ESPP offering period ended in January 2019 and we issued 1 million shares to employees at a purchase price per share of $32.50 under the ESPP. Assumptions used in the Black-Scholes option valuation model for the offering period beginning February 2019 were as follows:

Weighted-average grant-date fair value per share	$10.92
Average expected life in years	0.5
Weighted-average expected volatility	47%
Weighted-average risk-free interest rate	2.5%
Expected dividend yield	0.0%

Stock-based Compensation Expense

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Stock-based compensation expense by caption
Cost of goods sold	$24	$20	$73	$62
Selling, general, and administrative	18	14	55	48
Research and development	16	14	48	41
	$58	$48	$176	$151

Stock-based compensation expense by type of award
Restricted stock awards	$44	$35	$127	$107
Stock options	6	13	25	44
Employee Stock Purchase Plan	8	—	24	—
	$58	$48	$176	$151

Income tax benefits related to share-based payment arrangements were $4 million and $57 million for the third quarter and first nine months of 2019, respectively, and $26 million and $142 million for the third quarter and first nine months of 2018, respectively. Income tax benefits related to share-based compensation for the first quarter of 2018 were offset by an increase in the U.S. valuation allowance. As of May 30, 2019, $385 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2023, resulting in a weighted-average period of 1.3 years.

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

Contract Liabilities

As of	May 30, 2019	Opening Balance as of August 31, 2018
Contract liabilities from customer advances	$117	$235
Other contract liabilities	96	113
	$213	$348

Our contract liabilities are for advance payments received from customers to secure product in future periods and for other arrangements where we have received amounts in advance of satisfying performance obligations and are reported in the accompanying consolidated balance sheets within other current liabilities and other noncurrent liabilities. Revenue and interest expense associated with contract liabilities for the time value of advance payments was not material in any period presented. As of May 30, 2019, our future performance obligations beyond one year were not material.

Changes in contract liabilities for the first nine months of 2019 were as follows:

Contract liabilities balance as of August 31, 2018	$348
Revenue recognized from beginning balance	(211)
Additions and other activity	76
Contract liabilities balance as of May 30, 2019	$213

Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized from customers purchasing product under advance payment arrangements. Additions and other activity included new customer advances, payments received from license and other arrangements in advance of performance, and interest accrued for financing components on advance payments. Revenue recognized for the first nine months of 2019 from the beginning balance included $183 million from shipments against customer advances and $28 million from meeting other performance obligations.

Consideration Payable to Customers

As of May 30, 2019, other current liabilities included $303 million for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Research and Development

We share the cost of certain product and process development activities with development partners. Our R&D expenses were reduced by $6 million and $59 million for the third quarter and first nine months of 2019, respectively, and by $53 million and $167 million for the third quarter and first nine months of 2018, respectively, pursuant to reimbursements under these arrangements.

In the second quarter of 2018, we and Intel agreed to independently develop subsequent generations of 3D NAND. Our 3D NAND joint development agreement with Intel was substantially completed in the third quarter of 2019. In the fourth quarter of 2018, we announced that we and Intel will no longer jointly develop 3D XPoint technology beyond the second generation. We expect development of the second generation of 3D XPoint technology to be substantially completed in the first quarter of 2020.

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Restructure and asset impairments	$9	$8	$93	$21
Other	(3)	(52)	46	(70)
	$6	$(44)	$139	$(49)

Restructure and asset impairments primarily relate to our continued emphasis to centralize certain key functions. As of May 30, 2019 and August 30, 2018, other current liabilities included $23 million and $12 million, respectively, for such restructure activities. Subsequent to the end of the third quarter of 2019, we finalized the sale of our 200mm fabrication facility in Singapore and expect to recognize a gain of approximately $120 million in the fourth quarter of 2019.

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Loss on debt prepayments, repurchases, and conversions	$(317)	$(168)	$(386)	$(386)
Loss from changes in currency exchange rates	(1)	(24)	(9)	(60)
Other	1	(1)	3	(4)
	$(317)	$(193)	$(392)	$(450)

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

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Income tax (provision) benefit, excluding items below	$125	$(78)	$(469)	$(161)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(32)	(35)	(162)	(78)
Repatriation Tax, net of adjustments related to uncertain tax positions	42	222	9	(1,113)
Release of the valuation allowance on net deferred tax assets of our U.S. operations	—	—	—	1,337
Remeasurement of deferred tax assets and liabilities reflecting lower U.S. corporate tax rates	—	—	—	(133)
	$135	$109	$(622)	$(148)

Our income tax benefit in the third quarter of 2019 was primarily due to reductions in our effective tax rate, profit before tax, and the Foreign Minimum Tax. In addition, in the third quarter of 2019, we recorded tax benefits related to our deferred tax liabilities on unremitted earnings due to Tax Act-related law changes made effective during the third quarter.

As of May 30, 2019, gross unrecognized income tax benefits were $390 million, substantially all of which would affect our effective tax rate in the future, if recognized. The amount accrued for interest and penalties related to uncertain tax positions was not material for any period presented.

We operate in a number of tax jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $71 million (benefiting our diluted earnings per share by $0.06) and $742 million ($0.65 per diluted share) for the third quarter and first nine months of 2019, respectively, and by $527 million ($0.43 per diluted share) and $1.35 billion ($1.10 per diluted share) for the third quarter and first nine months of 2018, respectively.

Earnings Per Share

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Net income attributable to Micron – Basic	$840	$3,823	$5,752	$9,810
Assumed conversion of debt	(4)	—	(6)	—
Net income attributable to Micron – Diluted	$836	$3,823	$5,746	$9,810

Weighted-average common shares outstanding – Basic	1,105	1,159	1,117	1,150
Dilutive effect of equity plans and convertible notes	24	76	31	83
Weighted-average common shares outstanding – Diluted	1,129	1,235	1,148	1,233

Earnings per share
Basic	$0.76	$3.30	$5.15	$8.53
Diluted	0.74	3.10	5.01	7.96

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 6 million and 7 million for the third quarter and first nine months of 2019, respectively, and 2 million and 3 million for the third quarter and first nine months of 2018, respectively.

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

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
Revenue
CNBU	$2,079	$3,988	$8,065	$10,891
MBU	1,174	1,753	4,997	4,684
SBU	813	1,143	2,978	3,780
EBU	700	897	2,432	2,556
All Other	22	16	64	40
	$4,788	$7,797	$18,536	$21,951

Operating income (loss)
CNBU	$800	$2,615	$4,171	$6,858
MBU	331	860	2,241	2,054
SBU	(198)	156	(138)	807
EBU	173	386	822	1,091
All Other	4	—	11	(6)
	1,110	4,017	7,107	10,804

Unallocated
Stock-based compensation	(58)	(48)	(176)	(151)
Start-up and preproduction costs	(23)	—	(46)	—
Employee severance	—	—	(37)	—
Restructure and asset impairments	(9)	(8)	(90)	(21)
Other	(10)	(8)	(32)	(15)
	(100)	(64)	(381)	(187)

Operating income	$1,010	$3,953	$6,726	$10,617

Revenue by product type was as follows:

	Quarter ended		Nine months ended
	May 30, 2019	May 31, 2018	May 30, 2019	May 31, 2018
DRAM	$3,041	$5,541	$12,174	$15,316
NAND	1,461	1,949	5,416	5,660
Other (primarily 3D XPoint memory and NOR)	286	307	946	975
	$4,788	$7,797	$18,536	$21,951

Customer Concentrations: Revenue from Huawei was 13% of total revenue for the first nine months of 2019.

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

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2019		2019		2018		2019		2018
Revenue	$4,788	100%	$5,835	100%	$7,797	100%	$18,536	100%	$21,951	100%
Cost of goods sold	2,960	62%	2,971	51%	3,074	39%	9,229	50%	9,211	42%
Gross margin	1,828	38%	2,864	49%	4,723	61%	9,307	50%	12,740	58%

Selling, general, and administrative	206	4%	209	4%	211	3%	624	3%	598	3%
Research and development	606	13%	601	10%	603	8%	1,818	10%	1,574	7%
Other operating (income) expense, net	6	—%	97	2%	(44)	(1)%	139	1%	(49)	—%
Operating income	1,010	21%	1,957	34%	3,953	51%	6,726	36%	10,617	48%

Interest income (expense), net	23	—%	31	1%	(44)	(1)%	59	—%	(206)	(1)%
Other non-operating income (expense), net	(317)	(7)%	(84)	(1)%	(193)	(2)%	(392)	(2)%	(450)	(2)%
Income tax (provision) benefit	135	3%	(280)	(5)%	109	1%	(622)	(3)%	(148)	(1)%
Equity in net income (loss) of equity method investees	—	—%	1	—%	(2)	—%	1	—%	(1)	—%
Net income attributable to noncontrolling interests	(11)	—%	(6)	—%	—	—%	(20)	—%	(2)	—%
Net income attributable to Micron	$840	18%	$1,619	28%	$3,823	49%	$5,752	31%	$9,810	45%

Total Revenue

Total revenue for the third quarter of 2019 decreased 18% as compared to the second quarter of 2019 as a result of decreases in sales of both DRAM and NAND products primarily due to broad industry supply and demand imbalance that resulted in declines in average selling prices. Sales of DRAM products for the third quarter of 2019 decreased 19% from the second quarter of 2019 primarily due to declines in average selling prices resulting from inventory corrections at the customer level, supply and demand imbalances, and continued CPU shortages. Sales of NAND products for the third quarter of 2019 decreased 18% from the second quarter of 2019 primarily due to pricing declines in the mid-teens percentage range. NAND markets remained challenged by supply growth from the industry's transition from 2D to 3D NAND. Additionally, both DRAM and NAND sales were adversely impacted by the May 19, 2019 addition of Huawei to the U.S. Entity List.

Total revenue for the third quarter and first nine months of 2019 decreased 39% and 16%, respectively, as compared to the corresponding periods of 2018 primarily due to pricing declines resulting from the challenging memory market environment in 2019. Sales of DRAM products for the third quarter and first nine months of 2019 decreased 45% and 21%, respectively, as compared to the corresponding periods of 2018 primarily due to declines in average selling prices resulting from supply and demand imbalances as well as customer inventory corrections. Sales of NAND products for the third quarter and first nine months of 2019 decreased 25% and 4%, respectively, as compared to the corresponding periods of 2018 primarily due to declines in average selling prices resulting from supply and demand imbalances, which were partially offset by increases in sales volumes. The higher sales volumes in 2019 were driven by increases in sales of high-value mobile managed NAND products enabled by our transition to products featuring advanced TLC 3D NAND.

Overall Gross Margin

Our overall gross margin percentage decreased to 38% for the third quarter of 2019 from 49% for the second quarter of 2019 primarily due to declines in selling prices for DRAM and NAND products.

Our overall gross margin percentage decreased to 38% for the third quarter of 2019 from 61% for the third quarter of 2018 and decreased to 50% for the first nine months of 2019 from 58% for the first nine months of 2018 primarily due to declines in average selling prices. Declines in selling prices were partially offset by cost reductions resulting from strong execution in delivering products featuring advanced technologies and from continuous improvement initiatives to reduce production costs.

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2019		2019		2018		2019		2018
CNBU	$2,079	43%	$2,382	41%	$3,988	51%	$8,065	44%	$10,891	50%
MBU	1,174	25%	1,611	28%	1,753	22%	4,997	27%	4,684	21%
SBU	813	17%	1,022	18%	1,143	15%	2,978	16%	3,780	17%
EBU	700	15%	799	14%	897	12%	2,432	13%	2,556	12%
All Other	22	—%	21	—%	16	—%	64	—%	40	—%
	$4,788		$5,835		$7,797		$18,536		$21,951
Percentages are of total revenue but may not total 100% due to rounding.

CNBU revenue for the third quarter of 2019 decreased 13% as compared to the second quarter of 2019 primarily due to lower pricing across major markets, partially offset by shipment volume growth driven by depleted customer inventory levels. MBU revenue for the third quarter of 2019 decreased 27% as compared to the second quarter of 2019 primarily due to lower pricing and LPDRAM shipment volumes, including a reduction in shipments to Huawei as a result of the May 19, 2019 addition of Huawei to the U.S. Entity List. MBU revenue was primarily comprised of mobile LPDRAM and managed NAND products. SBU revenue for the third quarter of 2019 decreased 20% as compared to the second quarter of 2019 primarily due to pricing declines and lower component sales after a large one-time sale in the second quarter of 2019. EBU revenue for the third quarter of 2019 decreased 12% from the second quarter of 2019 primarily due to broad macroeconomic weakness, lower pricing, and ongoing customer inventory reductions in consumer markets.

CNBU revenue for the third quarter and first nine months of 2019 decreased 48% and 26%, respectively, as compared to the corresponding periods of 2018 due to challenging market conditions in 2019, which drove price declines and reductions in sales volumes. MBU revenue for the third quarter of 2019 decreased 33% as compared to the third quarter of 2018 primarily due to declines in pricing, continued weakness in smartphone markets, and a reduction in LPDRAM shipments to Huawei, partially offset by increases in shipments of mobile managed NAND products. MBU revenue for the first nine months of 2019 increased 7% as compared to the first nine months of 2018 despite pricing pressure and market challenges, primarily due to strong execution in developing and qualifying mobile managed NAND products. SBU revenue for the third quarter and first nine months of 2019 decreased 29% and 21%, respectively, as compared to corresponding periods of 2018 primarily due to price declines, partially offset by significant growth in shipment volumes. EBU revenue for the third quarter and first nine months of 2019 decreased 22% and 5%, respectively, as compared to the corresponding periods of 2018 primarily due to lower sales to consumer markets as a result of weak demand and pricing, partially offset by increases in sales to automotive and industrial markets.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2019		2019		2018		2019		2018
CNBU	$800	38%	$1,160	49%	$2,615	66%	$4,171	52%	$6,858	63%
MBU	331	28%	707	44%	860	49%	2,241	45%	2,054	44%
SBU	(198)	(24)%	(20)	(2)%	156	14%	(138)	(5)%	807	21%
EBU	173	25%	262	33%	386	43%	822	34%	1,091	43%
All Other	4	18%	1	5%	—	—%	11	17%	(6)	(15)%
	$1,110		$2,110		$4,017		$7,107		$10,804
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

CNBU operating income for the third quarter of 2019 decreased from the second quarter of 2019 primarily due to declines in pricing partially offset by cost reductions. MBU operating income for the third quarter of 2019 decreased from the second quarter of 2019 primarily due to declines in pricing for LPDRAM and managed NAND products partially offset by cost reductions for managed NAND products. SBU operating margin for the third quarter of 2019 declined from the second quarter of 2019 primarily due to declines in pricing and lower component sales. EBU operating income for the third quarter of 2019 declined from the second quarter of 2019 primarily due to declines in pricing and lower sales volumes.

CNBU operating income for the third quarter and first nine months of 2019 decreased from the corresponding periods of 2018 primarily due to declines in pricing and higher R&D costs, partially offset by cost reductions. MBU operating income for the third quarter of 2019 decreased from the third quarter of 2018 primarily due to declines in pricing partially offset by increases in sales of high-value managed NAND products and manufacturing cost reductions. MBU operating income for the first nine months of 2019 increased from the first nine months of 2018 primarily due to increases in sales of high-value managed NAND products and manufacturing cost reductions, which more than offset declines in pricing. SBU operating margin for the third quarter and first nine months of 2019 declined from the corresponding periods of 2018 primarily due to declines in pricing, which were partially offset by manufacturing cost reductions and increases in sales volumes. SBU operating margins for 2019 and 2018 were adversely impacted by fixed costs associated with underutilization of our share of IMFT's capacity. EBU operating income for the third quarter and first nine months of 2019 decreased from the corresponding periods of 2018 as a result of declines in pricing and higher R&D costs partially offset by manufacturing cost reductions.

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for the third quarter of 2019 were relatively unchanged from the second quarter of 2019 and third quarter of 2018. SG&A expenses for the first nine months of 2019 were 4% higher, as compared to the corresponding period of 2018 primarily due to increases in consulting fees and legal costs.

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

R&D expenses for the third quarter of 2019 were relatively unchanged as compared to the second quarter of 2019 and third quarter of 2018. R&D expenses for the first nine months of 2019 were 16% higher as compared to the first nine months of 2018 primarily due to decreases in reimbursements from our R&D cost-sharing arrangements, increases in volumes of development and pre-qualification wafers, increases in depreciation expense as a result of increases in capital spending, and increases in labor costs.

We share the cost of certain product and process development activities under development agreements with partners, including agreements to jointly develop 3D NAND and 3D XPoint technologies with Intel. Our R&D expenses were reduced by reimbursements under these development partner arrangements of $6 million in the third quarter of 2019, $23 million in the second quarter of 2019, and $53 million in the third quarter of 2018. The decrease in R&D reimbursements in the third and second quarters of 2019 was primarily due to reductions in our joint development activities with Intel for 3D NAND and 3D XPoint technologies. In the second quarter of 2018, we and Intel agreed to independently develop subsequent generations of 3D NAND. Our 3D NAND joint development agreement with Intel was substantially completed in the third quarter of 2019. In the fourth quarter of 2018, we announced that we and Intel will no longer jointly develop 3D XPoint technology beyond the second generation. We expect development of the second generation of 3D XPoint technology to be substantially completed in the first quarter of 2020.

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine Months
	2019	2019	2018	2019	2018
Income tax (provision) benefit, excluding items below	$125	$(216)	$(78)	$(469)	$(161)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(32)	(78)	(35)	(162)	(78)
Repatriation Tax, net of adjustments related to uncertain tax positions	42	14	222	9	(1,113)
Release of the valuation allowance on net deferred tax assets of our U.S. operations	—	—	—	—	1,337
Remeasurement of deferred tax assets and liabilities reflecting lower U.S. corporate tax rates	—	—	—	—	(133)
	$135	$(280)	$109	$(622)	$(148)

Effective tax rate	(18.9)%	14.7%	(2.9)%	9.7%	1.5%

The decrease in our income tax provision in the third quarter of 2019 as compared to the second quarter of 2019 was due primarily to a reduction in profit before tax and a related reduction in the Foreign Minimum Tax. The Repatriation Tax and our deferred tax liabilities on unremitted earnings were also reduced in the third quarter of 2019 due to Tax Act-related law changes. Our provision for income tax and the effective tax rate increased in the first nine months of 2019 as compared to the corresponding period of 2018 primarily as a result of the Foreign Minimum Tax.

We operate in a number of tax jurisdictions outside the Unites States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $71 million (benefiting our diluted earnings per share by $0.06) for the third quarter of 2019, $244 million ($0.21 per diluted share) for the second quarter of 2019, and $527 million ($0.43 per diluted share) for the third quarter of 2018.

Other

Interest income for the third quarter and first nine months of 2019 increased 44% and 72% as compared to the corresponding periods of 2018, respectively, primarily due to increases in interest rates.

Interest expense for the third quarter and first nine months of 2019 decreased 64% and 70% as compared to the corresponding periods of 2018, respectively, primarily due to decreases in debt obligations and increases in capitalized interest from higher levels of capital spending.

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

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2019 for property, plant, and equipment, net of partner contributions, to be approximately $9 billion, focused on technology transitions and product enablement. The actual amounts for 2019 will vary depending on market conditions. As of May 30, 2019, we had commitments of approximately $3.9 billion for the acquisition of property, plant, and equipment, approximately $3.0 billion of which is expected to be paid within one year.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock, beginning in our fiscal 2019, which we may purchase on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock. In the third quarter and first nine months of 2019, we repurchased 4 million and 67 million shares of our common stock, respectively, for $157 million and $2.66 billion, respectively, under an accelerated share repurchase agreement, Rule 10b5-1 plans, and through open market repurchases.

In January 2019, we exercised our option to acquire Intel's interest in IMFT and, in the third quarter of 2019, Intel set the closing date of the transaction to occur on October 31, 2019. At closing, we expect to pay Intel approximately $1.4 billion in cash for Intel's noncontrolling interest in IMFT and IMFT Member Debt. As of May 30, 2019, current debt included $858 million of IMFT Member Debt.

Cash and marketable investments totaled $7.86 billion and $7.28 billion as of May 30, 2019 and August 30, 2018, respectively. Our investments consist primarily of money market funds and liquid, investment-grade, fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments as of May 30, 2019 included $564 million held by the MMJ Group. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Group is prohibited from paying dividends to us. In addition, pursuant to an order of the Tokyo District Court, the MMJ Group cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures, may require consent of MMJ's trustees and/or the Tokyo District Court.

IMFT: Cash and marketable investments included $184 million held by IMFT as of May 30, 2019. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Indefinitely Reinvested: As of May 30, 2019, $214 million of cash and marketable investments, including substantially all of the amounts held by the MMJ Group, was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Cash Flows

	First Nine Months
	2019	2018
Net cash provided by operating activities	$10,956	$12,245
Net cash provided by (used for) investing activities	(8,985)	(6,087)
Net cash provided by (used for) financing activities	(3,330)	(4,443)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	6	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,353)	$1,711

Operating Activities: For the first nine months of 2019, cash provided by operating activities was due primarily to net income and the effect of working capital adjustments, which included a $2.37 billion decrease in receivables as a result of lower levels of revenue, a $1.32 billion increase in inventory due to higher levels of work in process and raw materials inventories, a $703 million decrease in accounts payable and accrued expenses, and a $195 million decrease in deferred income taxes due primarily to the utilization of deferred tax assets. For the first nine months of 2018, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included $1.18 billion of cash used for increases in receivables.

Investing Activities: For the first nine months of 2019, net cash used for investing activities consisted primarily of $7.08 billion of expenditures for property, plant, and equipment (net of partner contributions) and $1.92 billion of net outflows from sales, maturities, and purchases of available-for-sale securities. For the first nine months of 2018, net cash used for investing activities consisted primarily of $5.96 billion of expenditures for property, plant, and equipment (net of partner contributions), partially offset by $182 million of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first nine months of 2019, net cash used for financing activities consisted primarily of $2.66 billion for the acquisition of 67 million shares of treasury stock under our $10 billion share repurchase authorization and cash payments to reduce our debt, including $1.65 billion to settle conversions of notes and $731 million for scheduled repayment of other notes and capital leases, partially offset by net proceeds of $1.79 billion from the aggregate issuance of the 2024 Notes, 2026 Notes, and 2029 Notes. For the first nine months of 2018, net cash used for financing activities consisted primarily of cash payments of $6.15 billion to reduce our debt, including $4.85 billion to prepay or repurchase our debt and $1.31 billion to settle conversions of notes, and $614 million for repayments of other notes and capital leases. Cash paid for financing activities was partially offset by net proceeds of $1.36 billion from the issuance of 34 million shares of our common stock for $41.00 per share in a public offering and $969 million of proceeds from IMFT Member Debt.

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock exceeded 130% of the conversion price per share of 2032D Notes and 2033F Notes for at least 20 trading days in the 30 trading day period ended on March 31, 2019, holders may convert such notes at any time through the calendar quarter ended June 30, 2019. Additionally, the closing price of our common stock also exceeded the thresholds for our 2032D Notes and 2033F Notes for the calendar quarter ended June 30, 2019; therefore, such notes are convertible by the holders at any time through September 30, 2019. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending June 30, 2019 if all holders converted their notes. The amounts in the table below are based on our closing share price of $33.32 as of May 30, 2019.

	Settlement Option			If Settled with Minimum Cash Required		If Settled Entirely with Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032D Notes	Cash and/or shares	Cash and/or shares	13	$—	13	$446
2033F Notes	Cash	Cash and/or shares	6	64	4	195
			19	$64	17	$641

Contractual Obligations

	Payments Due by Period
As of May 30, 2019	Total	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and Thereafter
Notes payable(1)(2)	$5,262	$235	$1,415	$970	$2,642
Capital lease obligations(2)	764	71	346	121	226
Operating leases(3)	749	9	113	119	508
Total	$6,775	$315	$1,874	$1,210	$3,376

(1)	Amounts include MMJ Creditor Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

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

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards Not Yet Adopted

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards Not Yet Adopted."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of May 30, 2019 and August 30, 2018, we had fixed-rate debt of $3.5 billion and $3.1 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of May 30, 2019 and August 30, 2018, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $145 million and $79 million, respectively.

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

During the third quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see "Part I – Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended August 30, 2018 and "Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" and "Item 1A. Risk Factors" herein.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors, the order of which is not necessarily indicative of the level of risk that each poses to us, which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. Any of these factors could have a material adverse effect on our business, results of operations, financial condition, or stock price. Our operations could also be affected by other factors that are presently unknown to us or not considered significant.

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

Our gross margins are dependent in part upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, 3D memory layers, NAND cell levels, transitioning to replacement gate technology for NAND, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, and new products that may require relatively larger die sizes. Per gigabit manufacturing costs may be affected by any decisions to reduce our production output, which may cause per gigabit costs to increase. In addition, per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers' demand. As a result, we may incur charges in connection with obsolete or excess inventories, which could have a material adverse effect on our business, results of operations, or financial condition. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

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

In 2018, 88% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including Taiwan, Singapore, Japan, and China.

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. Some of our products are included in these tariffs. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and Chinese leaders. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or certain of our customers' operations. If the U.S. were to impose current or additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products.

We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

The U.S. government has restricted our ability to sell our products to a significant customer.

On May 16, 2019, the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei to the BIS's Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei. Our sales to Huawei accounted for 13% of our total revenue for the first nine months of 2019. To ensure compliance with the Entity List restrictions, we suspended shipments of all products to Huawei, effective May 16, 2019. We are reviewing our product portfolio to determine whether our products and related support are subject to the Export Administration Regulations ("EAR"), and therefore within the scope of the Entity List restrictions. We have determined that certain products Huawei purchases from us are not subject to the EAR and consequently can be lawfully sold and shipped to Huawei. Accordingly, we resumed shipping certain products to Huawei in the fourth quarter of 2019.

While Huawei remains on the Entity List, and in the absence of a license from the BIS, we may be unable to work with Huawei on future product development, which may have a negative effect on our ability to sell products to Huawei in the future. Entity List restrictions may also encourage Huawei to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei. Moreover, although Huawei is not prohibited from paying (and we are not restricted from collecting) accounts receivable for products we sell to Huawei, the credit risks associated with these accounts may have increased as a result of the BIS's actions.

We cannot predict what additional actions the U.S. government may take with respect to Huawei, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers. Due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventory to an alternative customer or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods.

The Entity List trade restrictions enacted during our third quarter of 2019 had an adverse effect on our business. We are unable to predict the duration of the export restrictions imposed with respect to Huawei or the long-term effects on our business. Additionally, other companies may be added to the Entity List and/or subject to trade restrictions. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customer's products which incorporate our solutions may also be impacted by these and other trade restrictions that may be imposed by the

U.S., China, or other countries. Restrictions on our ability to sell and ship our products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

A substantial majority of our consolidated revenue is from products shipped to customer locations outside the United States. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, Japan, and China. Many of our customers, suppliers, and vendors operate internationally and are also subject to the risks described below. In addition, the U.S. government has in the past restricted American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even when such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose while complying with such restrictions. We have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. Possible future U.S. government actions could lead to additional or enhanced controls on exports from the United States to China or other countries, bans on sales to other key customers, or other similar restrictions.

Trade-related government actions, by China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to Huawei or other customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers' ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

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

Additionally, six cases have been filed in the following Canadian courts: Superior Court of Quebec, the Federal Court of Canada, the Ontario Superior Court of Justice, and the Supreme Court of British Columbia. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

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

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials and services that meet our standards and, in some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times may occur from time to time in the future. Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers used in a number of our products and with outsourced semiconductor assembly and test providers, contract manufacturers, logistic carriers, and other service providers.

Certain materials are primarily available in certain countries, including rare earth elements, minerals, and metals available primarily from China. Trade disputes or other political or economic conditions may limit our availability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to stop exporting these materials, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

We and/or our suppliers and service providers could be affected by tariffs, embargoes or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, and responsible sourcing practices, which could limit the supply of our materials and/or increase the cost. In addition, disruptions in transportation lines could delay our receipt of materials. Lead times for the supply of materials have been extended in the past. The disruption of our supply of materials, components, services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seek compensatory and punitive damages, fees, interest, costs, and other appropriate relief.

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

We have entered into strategic relationships to develop new manufacturing process technologies and products and to manufacture certain products, including our joint development partnership and our IMFT joint venture with Intel. In January 2019, we exercised our option to acquire Intel's interest in IMFT and, in the third quarter of 2019, Intel set the closing date of the transaction to occur on October 31, 2019. At closing, we expect to pay Intel approximately $1.4 billion in cash for Intel's noncontrolling interest in IMFT and IMFT Member Debt. As of May 30, 2019, current debt included $858 million of IMFT Member Debt.

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

Our pending acquisition of Intel's noncontrolling interest in IMFT may involve additional risks, including, but not limited to, an inability to sell the product IMFT produces, increases in underutilization charges, increase in R&D expenses, retention of key employees, and successful integration of IMFT.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. As of May 30, 2019, we had debt with a carrying value of $4.91 billion and may borrow up to an additional $2.50 billion under an undrawn revolving credit facility. In addition, as of May 30, 2019, the conversion value in excess of principal of our convertible notes was $443 million, based on the trading price of our common stock of $33.32 per share on such date.

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

To remain competitive, we must attract, retain, and motivate executives and other highly skilled employees. Hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in our industry can be intense. Our inability to attract and retain key employees may inhibit our ability to maintain or expand our business operations. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, may limit our ability to hire and/or retain talent in specific locations. If our total compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., our Netherlands subsidiary ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the

"Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of May 30, 2019, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

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

Breaches of our security systems, or those of our customers, suppliers, or business partners, could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security and attacks on our network systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised. The forgoing could have a material adverse effect on our business, results of operations, or financial condition.

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

We are subject to income taxes in the U.S. and many foreign jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have a material adverse effect on our financial condition. For example, as a result of the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 by the United States, our effective tax rate was 9.7% in the first nine months of 2019. The U.S. Treasury Department continues to issue interpretive guidance on the Tax Act, including the Repatriation Tax, foreign tax credits, Foreign Minimum Tax, foreign derived intangible income, and interest expense deduction limitations. It is anticipated that the guidance will be finalized over the next several months. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If adopted by countries, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions' administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

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

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and its implementing SEC regulations. The Dodd-Frank Act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo ("DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in materials used in the manufacture of semiconductors. The implementation of these regulations may limit the sourcing and availability of some of these materials. This in turn may affect our ability to obtain materials necessary for the manufacture of our products in sufficient quantities and may affect related material pricing. Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products are DRC conflict free. In addition, many of our customers have or are planning to adopt responsible sourcing programs with requirements that are broader in terms of minerals and geographies than DRC conflict minerals programs. Our inability to comply with requirements regarding the use of conflict and other minerals could have a material adverse effect on our business, results of operations, or financial condition.

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

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs
March 1, 2019	–	April 4, 2019	225,000	$42.32	225,000
April 5, 2019	–	May 2, 2019	2,118,700	42.69	2,118,700
May 3, 2019	–	May 30, 2019	1,431,200	39.86	1,431,200
			3,774,900			$7,337,838,234

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

Micron Technology, Inc.
(Registrant)

Date:	June 26, 2019	/s/ David A. Zinsner
David A. Zinsner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)