Form 10-K
period 2019-08-29
MICRON TECHNOLOGY INC
filed 2019-10-17
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $36.2 billion based on the closing price reported on the NASDAQ Global Select Market on February 28, 2019. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock were excluded as they may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of October 10, 2019 was 1,107,050,823.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's Fiscal 2019 Annual Meeting of Shareholders to be held on January 16, 2020 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Micron Company Profile

Founded over 40 years ago
on October 5, 1978

Headquartered in
Boise, Idaho, USA

$23.4B
FY19 annual revenue

4th
Largest semiconductor company in the world*

40,000
Patents granted and growing*

18
Countries*

13
Manufacturing sites and 13 customer labs*

37,000
Team members*

*Micron data as of Aug. 29, 2019; Gartner Market Share: Semiconductors by End Market, Worldwide, 2018. (April 2019)

Media Inquiries
mediarelations@micron.com

Government Inquiries
govaffairs@micron.com

Investor Inquiries
investorrelations@micron.com

It's All About Data

Data is today's new business currency, and memory and storage are emerging as strategic differentiators that will redefine how we extract value from data to learn, explore, communicate and experience.

Who We Are

For over 40 years, Micron's memory and storage solutions have been foundational to innovations that have transformed the world in countless ways. Our technology and expertise are core to computers that boot up in an instant and work harder and faster; mobile phones with brilliant screen resolution and longer battery life; and new business models that are disrupting entire industries faster than ever — such as entertainment, manufacturing and finance.

Our Vision

As a global leader in memory and storage solutions, we are transforming how the world uses information to enrich life by enabling technologies to collect, store and manage data with unprecedented speed and efficiency. We are accelerating the transformation of information into intelligence — inspiring the world to learn, communicate and advance faster than ever.

Our Commitment

Micron's dedication to employee health and safety, environmental quality, diversity and inclusion, and community engagement is part of our commitment worldwide. This dedication includes working toward building and maintaining sustainable operations, products, and supply chains around the globe. Through the Micron Foundation we provide opportunities for learning and enrichment by sharing our resources and people in the communities where our team members live and work.

Global Product Portfolio

DRAM | NAND | 3D XPoint™ Memory | NOR | Solid-State Drives
Multichip Packages | Advanced Solutions | High Bandwidth Memory (HBM)

Connect with us on micron.com

©2019 Micron Technology, Inc. All rights reserved. Micron and the Micron logo are trademarks of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products are warranted only to meet Micron's production data sheet specifications. Products and specifications are subject to change without notice. Rev. 10/19

Micron's Global Footprint

Europe
Bracknell, UK
East Kilbride, UK
Munich, Germany
Arzano, Italy
Avezzano, Italy
Vimercate, Italy
China
Beijing
Shanghai
Shenzhen
Xi'an
South Korea
Seoul
Japan
Hashimoto
Hiroshima
Tokyo
United States
Allen, TX
Austin, TX
Boise, ID
Detroit, MI
Folsom, CA
Lehi, UT
Longmont, CO
Manassas, VA
Meridian, ID
Minneapolis, MN
San Jose, CA
Taiwan
Taichung
Taipei
Taoyuan
India
Bengaluru
Hyderabad
Singapore
Singapore
Malaysia
Muar
Penang

Micron's global footprint map highlights locations that include our manufacturing sites, customer labs and core design or sales offices. Not all Micron locations are represented on this map.

Vision

Transforming how the world uses information to enrich life

Mission

Be a global leader in memory and storage solutions

Values

Customer Focus
We win by knowing our customers.

People
We care about each other.

Collaboration
We work as one team.

Innovation
We develop solutions that shape the world's future.

Tenacity
Nothing shakes our resolve.

Forward-Looking Statements

This Form 10-K contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding the timing and effects of our conversion to replacement gate technology, timing of bit crossover of our 96-layer 3D NAND, timing of our production of 128-layer 3D NAND, timing of and purchase price for Intel's interest in IMFT; debt incurred to finance our capital investments and noncontrolling interest in IMFT; the sufficiency of our cash and investments; capital spending in 2020; increase in underutilization of IMFT manufacturing capacity; anticipated change to the depreciable life of our NAND equipment and resulting change in depreciation expense; and the effects of adopting the new lease accounting standard in 2020. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part I – Item 1A. Risk Factors." All period references are to our fiscal periods unless otherwise indicated.

Definitions of Commonly Used Terms
As used herein, "we," "our," "us," and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition
2022 Term Loan B	Senior Secured Term Loan B due 2022	Micron	Micron Technology, Inc. (Parent Company)
2024 Notes	5.25% Senior Notes due 2024	MMJ	Micron Memory Japan, Inc.
2025 Notes	5.50% Senior Notes due 2025	MMJ Companies	MAI and MMJ
2026 Notes	5.63% Senior Notes due 2026	MMJ Group	MMJ and its subsidiaries
2027 Notes	4.19% Senior Notes due 2027	MMT	Micron Memory Taiwan Co., Ltd.
2029 Notes	5.33% Senior Notes due 2029	MSP	Micron Semiconductor Products, Inc.
2030 Notes	4.66% Senior Notes due 2027	MSTW	Micron Semiconductor Taiwan Co., Ltd.
2032D Notes	3.13% Convertible Senior Notes due 2032	MTTW	Micron Technology Taiwan, Inc.
2033F Notes	2.13% Convertible Senior Notes due 2033	NAND	Not And
2043G Notes	3.00% Convertible Senior Notes due 2043	Nanya	Nanya Technology Corporation
ASIC	Application-Specific Integrated Circuit	NOR	Not Or
CuA	CMOS Under the Array	NVMe	Non-Volatile Memory Express
DDR	Double Data Rate	OEM	Original Equipment Manufacturer
DRAM	Dynamic Random Access Memory	PCIe	Peripheral Component Interconnect Express
e.MMC	Embedded Multi-Media Controller	Qimonda	Qimonda AG
eMCP	An e.MMC or UFS solution with LPDRAM in the same package	QLC	Quad-Level Cell (four bits per cell)
GDDR	Graphics Double Data Rate	RDIMM	Registered Dual In-line Memory Module
HDD	Hard Disk Drive	SATA	Serial AT Attachment
IMFT	IM Flash Technologies, LLC	SLC	Single-Level Cell (one bit per cell)
Inotera	Inotera Memories, Inc.	SSD	Solid State Drive
Intel	Intel Corporation	TLC	Triple-Level Cell (three bits per cell)
LPDDR	Low Power Double Data Rate	UFS	Universal Flash Storage
MAI	Micron Akita, Inc.	uMCP	UFS-based MCP
MCP	Multi-Chip Package	VIE	Variable Interest Entity

Micron, Crucial, Ballistix, any associated logos, and all other Micron trademarks are the property of Micron. 3D XPoint is a trademark of Intel in the United States and/or other countries in the United States and/or other countries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands – Micron®, Crucial®, and Ballistix® – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, 3D XPointTM memory, and NOR, is transforming how the world uses information to enrich life. Backed by 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, 5G, machine learning, and autonomous vehicles, in key market segments like mobile, data center, client, consumer, industrial, graphics, automotive, and networking.

We manufacture our products at wholly-owned and joint venture facilities and also utilize subcontractors to perform certain manufacturing processes. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions, expansion, and various partnering arrangements.

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions to meet industry standards, lower power consumption, improved read/write reliability, and increased memory density. Our managed NAND and SSD storage products, which incorporate NAND, a controller, and firmware, constitute a significant portion of our revenues. We develop firmware and, in 2019, introduced our proprietary controllers into our SSDs. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

We market our products through our internal sales force, independent sales representatives, and distributors primarily to original equipment manufacturers and retailers located around the world. We face intense competition in the semiconductor memory and storage markets and, to remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs. Our success is largely dependent on obtaining returns on our R&D investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and return-driven capital spending.

Products

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms are based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, NOR, 3D XPoint memory, and other technologies. We sell our products into various markets through our four business units in various forms, including wafers, components, modules, SSDs, and MCP products. MCP products combine DRAM, NAND, and/or NOR and in some cases also include a controller and firmware. We are relentlessly focused on evolving our product portfolio to a richer mix of high-value solutions and cultivating deeper relationships with customers. Our position as a developer and manufacturer of DRAM, NAND, NOR, and other emerging memory technologies uniquely enables us to collaborate with our customers to ensure our technology and engineering roadmaps deliver critical features. We continuously introduce new products on our advanced technologies, delivering performance, quality, and cost advantages to our customers.

Compute and Networking Business Unit

CNBU includes memory products and solutions sold into client, cloud server, enterprise, graphics, and networking markets. CNBU reported revenue of $9.97 billion in 2019, $15.25 billion in 2018, and $8.62 billion in 2017. We achieved bit shipment crossover to 1Xnm DRAM products in 2019 and began shipments of our 1Ynm DRAM. In 2019, we began enablement of our 1Znm products, designed to meet the need for better performance, higher density, and reduced power consumption in data center and other applications, and became the first memory company to begin mass production of 16Gb DDR4 memory products using 1Znm technology. Our 1Znm 16Gb DDR4 product delivers substantially higher bit density as well as significant performance enhancements and lower cost compared to the previous generation 1Ynm node and reduces power consumption by approximately 40% compared to previous generations of 8Gb DDR4-based products.

Client: The client market was CNBU's largest revenue segment in 2019 and consisted predominantly of our DDR4 DRAM products. We also offer LPDDR4/4X and LPDDR3 products that are incorporated into ultra-thin notebooks with low power features. In 2019, we achieved significant production and sales to the client market from our 1Xnm and 1Ynm technology. Our products sold to the client market support both commercial and consumer PC unit growth, with commercial growth driven primarily by replacement cycles from upgraded operating systems. Growth was primarily driven by increases in memory content per unit.

Cloud Server: CNBU sales to the cloud market in 2019 consisted predominantly of our second-generation 1Xnm DDR4 DRAM. In 2019, we qualified RDIMM products incorporating our 1Ynm DRAM with key cloud server customers. The cloud server market continues to experience significant growth, offering improved costs, security, stability, and flexibility. The cloud server market has been driven, in part, by intelligent edge devices capable of artificial intelligence and augmented reality that store and access data in the cloud. Cloud servers supporting artificial intelligence workloads require significantly increasing quantities of DRAM and, as the number and capabilities of these intelligent edge devices increase, more data is stored, processed, and accessed in the cloud, creating a virtuous cycle between the cloud and edge devices.

Enterprise: CNBU sales in 2019 into the enterprise market consisted predominantly of our second-generation 1Xnm DDR4 DRAM products. In 2019, we qualified our 64GB DDR4 modules incorporating our 1Ynm DRAM with key enterprise customers for use in servers. The enterprise market is experiencing demand from intelligent edge devices requiring rapid data analysis and storage to enable machine learning, training, and inferencing. Our enterprise RDIMM DRAM memory modules provide the high performance, quality, and reliability required for these applications.

Graphics: The graphics market is driven by the need for high-performance, high-bandwidth, and cost-effective memory solutions. Our GDDR6 and GDDR5 DRAM graphics products are incorporated into game consoles, PC graphics cards and graphics processing unit-based data center solutions, which are the driving force behind applications such as artificial intelligence, virtual and augmented reality, 4K and 8K gaming, and professional design. In 2018, we started volume production of our 8Gb GDDR6 DRAM and, in 2019, expanded our customer base and introduced our high-performance 16Gb GDDR6 DRAM.

Networking: The networking memory market is characterized by long life-cycle DRAM products, and accordingly, a significant portion of our sales consisted of products manufactured on our legacy 25nm and 20nm-series DRAM technology. In 2019, we accelerated sales of 4Gb and 8Gb DDR4 DRAM into emerging 5G applications and supported further build-out of advanced networking infrastructure to our large corporate and cloud data center customers.

Mobile Business Unit

MBU includes memory products sold into smartphone and other mobile-device markets and includes discrete DRAM, discrete NAND, and managed NAND. MBU managed NAND includes e.MMC and universal flash storage ("UFS") solutions, each of which combine high-capacity NAND with a high-speed controller and firmware in a small ball-grid array, and eMCP products, which combine an e.MMC/UFS solution with LPDRAM. MBU reported revenue of $6.40 billion in 2019, $6.58 billion in 2018, and $4.42 billion in 2017. In 2019, we introduced our 1Ynm 12Gb LPDDR5 mobile DRAM, which offers the highest performance and density available for the mobile market. We also started volume shipments of our 1Znm 16Gb LPDDR4 mobile DRAM in discrete and MCP packages, which is the world's first 16Gb monolithic LPDRAM, enabling higher densities for the mobile market at a more competitive cost structure. In 2019, we launched our second-generation UFS product with best-in-class endurance.

Smartphone: MBU sales to the smartphone market in 2019 consisted primarily of our 1Xnm LPDDR4 and managed NAND solutions. High-end smartphones incorporate higher levels of NAND and LPDRAM that enable features such as larger 4K displays, multiple high-resolution cameras, and 4K high-dynamic range video recording. Additionally, our smartphone products are utilized by OEMs to enable artificial intelligence, augmented reality, and life-like virtual reality capabilities into high-end phones, including facial and voice recognition, real-time translation, fast image search, and scene detection. Our managed NAND bit shipments in 2019 more than tripled year-on-year, driven by growth of MCP and discrete NAND e.MMC and UFS products. In the fourth quarter of 2019, we started volume shipments of a new leading-edge UFS-based MCP ("uMCP") that uses our 1Z LPDRAM. This new UFS MCP enables flagship-like performance and densities to mid and high-end smartphones. Our LPDRAM solutions are engineered to meet the demanding performance and power specifications of industry-leading smartphone manufacturers.

Other: MBU sales also include products sold into the feature phone, mobile PC, and tablet markets. Sales primarily consist of LPDDR4, LPDDR3, and TLC NAND.

Storage Business Unit

SBU includes SSDs and component-level solutions sold into enterprise and cloud, client, and consumer storage markets and other discrete storage products sold in component and wafer forms to removable storage markets. SBU reported revenue of $3.83 billion in 2019, $5.02 billion in 2018, and $4.51 billion in 2017. In 2019, we continued to ramp our 96-layer 3D NAND, enabling cost reductions as compared to our 64-layer 3D NAND. Our 3D NAND technologies utilize CMOS under the array ("CuA") technology to reduce die sizes and deliver improved performance when compared to competitive approaches.

In 2019, we continued to make progress on our 128-layer 3D NAND, which uses replacement gate technology. Our first replacement gate node will be based on our 128-layer 3D NAND, but is expected to be used across a select set of products. With the high initial capital requirements of transitioning from floating gate to replacement gate technology, we don't expect meaningful cost reductions until 2021, when our second-generation replacement gate node is broadly deployed. We believe our replacement gate architecture will allow us to deliver performance improvements and provide an efficient path towards scaling multiple future generations of 3D NAND. Given a more limited initial deployment of our first node of replacement gate technology, we expect that our NAND bit supply growth in calendar 2020 will be below industry demand levels and plan to utilize our cost-effective floating gate inventory to meet growth in customer demand.

SSDs: SSD storage products incorporate NAND, a controller, and firmware and offer significant performance and features over HDDs, including a smaller form factor, faster read and write speeds, solid-state architecture, reliability, and lower power consumption. We offer SSD solutions utilizing our NAND technology to the enterprise and cloud, client, and consumer markets.

Enterprise and Cloud SSDs: SBU sales to the enterprise and cloud SSD markets in 2019 consisted primarily of our flagship SATA 5200 and 5100 series SSDs. In 2019, we continued offering our 5200 series SATA SSDs, which deliver best-in-class performance and capacity and achieved revenue crossover from our 5100 series SSDs. In 2019, we launched our 9300 Datacenter NVMe SSDs for enterprise and cloud markets. These 9300 NVMe SSDs feature industry-leading sequential write performance and latency, increased capacities, and nearly a 30% reduction in power consumption over the previous generation. Similar to trends in the memory market, the enterprise and cloud storage markets have been driven by intelligent edge devices capable of artificial intelligence, augmented reality, and other features that store, access, and analyze data in the cloud. Artificial intelligence servers require significantly higher SSD capacity and our 64-layer QLC NAND technology provides cost-optimized storage solutions with significantly lower total cost of ownership for read-intensive cloud workloads. By leveraging our advanced CuA NAND in enterprise and cloud SSDs, we deliver low-cost, high-density, high-performance storage solutions.

Client SSDs: SBU sales to the client SSD market in 2019 consisted primarily of our 1100 series 3D NAND SATA Client SSDs, which are targeted for leading personal computer OEMs as a replacement to HDDs. Our client SSDs, used in notebooks, desktops, workstations, and other consumer applications, deliver high performance, power efficiency, security, and capacity to our customers. In 2019, we introduced our next-generation 1300 series SATA SSD, which is one of the industry's first 96-layer TLC 3D NAND-based SSDs. Our 1300 series SATA SSD offers fast storage, device-level security, thermal management, and extended battery life for mobile, desktop, and workstation PCs. We also introduced our 2200 series PCIe NVMe SSD portfolio, which supports the NVM Express™ protocol, bringing increased bandwidth and reduced latency to client computing markets. The 2200 PCIe NVMe SSD is a vertically integrated solution that includes our 3D TLC NAND, internally designed ASIC, and firmware in an M.2 form factor. In 2019, we began shipments to large PC OEMs of our new 2200 PCIe NVMe SSD and we continue to achieve qualification with more customers.

Consumer SSDs: SBU sales to the consumer SSD market in 2019 consisted primarily of our Crucial-branded MX500 SATA SSD, utilizing our 64-layer TLC 3D NAND. In 2019, we began offering our BX500 SATA SSD, utilizing our 96-layer TLC 3D NAND, and also gained market acceptance of our NVMe SSDs utilizing our QLC NAND. Similar to the client SSD market, our consumer SSD solutions are replacing HDDs as end-users seek the higher performance, power savings, and reliability of our SSDs.

Components and Wafers: SBU sales of components in 2019 included NAND products and 3D XPoint technology. NAND products primarily consist of our 64-layer and 96-layer TLC and QLC NAND technology sold into storage markets. Sales of 3D XPoint technology includes wafers sold to Intel through our IMFT joint venture. 3D XPoint technology has higher chip density than DRAM, up to 1,000 times lower latency, and exponentially greater endurance than NAND. These specifications create a significant value opportunity for 3D XPoint technology in solutions between DRAM and NAND in the memory and storage hierarchy. We continue to develop products and solutions for 3D XPoint technology in the memory and storage hierarchies. Revenue from sales of 3D XPoint products are included within the business unit that most closely aligns to the memory or storage use of the end product. Trends in machine learning, big data analytics, and artificial intelligence are driving demand for the features offered by 3D XPoint technology.

Embedded Business Unit

EBU includes memory and storage products sold into automotive, industrial, and consumer markets and includes discrete and module DRAM, discrete NAND, managed NAND, and NOR. EBU reported revenue of $3.14 billion in 2019, $3.48 billion in 2018, and $2.70 billion in 2017. The embedded market has traditionally been characterized by long life-cycle DRAM and non-volatile products manufactured on mature process technologies. With strong trends of digitization, connectivity, and intelligence in every device, demand continues to grow for leading-edge products from newer process technologies emerging into the embedded market, which contributed to a fivefold increase in LPDDR4 bit-shipments to the automotive market in 2019 as compared to 2018. Our embedded products enable edge devices to store, connect, and share information in the growing internet of things ("IoT") and are utilized in a diverse set of applications in the automotive, industrial, and consumer markets.

Automotive: Our DDR3 DRAM, e.MMC managed NAND, and LPDDR4 DRAM automotive memory and storage products enable connected, large display infotainment systems and higher definition 4K displays and support improved voice and gesture control in automotive applications. Advancements in autonomous driving and advanced driver-assistance systems continue to increase the requirements for high-performing memory and storage products, with higher reliability requirements for leading-edge products. Our comprehensive and expanding portfolio of DRAM, NAND, and NOR solutions to the automotive market, as well as our extensive customer support network, enable us to maintain our strong leadership position in this market. In 2019, we introduced our UFS 2.1 managed NAND portfolio, based on our reliable automotive-grade 64-layer 3D TLC NAND, that features ultrafast boot-up time with up to three times the sequential read-performance of e.MMC-based products. We also introduced the industry's first 1TB TLC NVMe automotive SSD.

Industrial: Our industrial products, featuring DDR4 and DDR3 DRAM, SLC NAND, NAND MCPs, and NOR, enable applications in the growing industrial IoT market, including machine-to-machine communication, factory automation, transportation, surveillance, retail, and smart infrastructure. Our Authenta™ technology provides a new level of cyber protection for the lowest layers of IoT device software by leveraging existing flash memory sockets to enable IoT device health and identity without adding additional hardware components.

Consumer: Our DDR4 and DDR3 DRAM, LPDDR4 DRAM, and eMCP managed NAND products sold into the consumer market are used in a diverse set of consumer products, including service provider and IP set-top boxes, digital home assistants, digital still and video cameras, home networking, ultra-high definition televisions, and many more applications. Our embedded memory and storage solutions enable edge devices in the consumer products market to store, connect, and share information in the IoT. In 2019, we began offering high density 128GB to 1TB microSD card products for the consumer markets, leveraging our most advanced 96-layer 3D QLC NAND technology.

Manufacturing

In recent years, we have centralized certain key functions of our operations. These centers of excellence enable us to maximize yield and reduce cycle times by combining front and back-end manufacturing, product engineering, and specific technology development to most effectively transfer and ramp technology while driving efficient manufacturing. In 2019, we completed construction and began operating our new Singapore leading-edge 3D NAND clean room expansion. Our Singapore center of excellence enables us to transition to leading-edge technology nodes, which require substantially more clean room space than prior nodes, and maintain existing wafer capacity to meet market demand in our expanding storage business. In 2019, we also completed construction and opened our new Taiwan back-end assembly and test facility, which together with our existing Taiwan facilities, constitute our Taiwan DRAM center of excellence. The new facility enables us to integrate back-end processes into our manufacturing environment while benefitting from economies of scale.

We manufacture our products at our wholly-owned and joint venture facilities located in Taiwan, Singapore, Japan, the United States, China, and Malaysia and also utilize subcontractors to perform certain manufacturing processes. Nearly all our products are manufactured on 300mm wafers in facilities that generally operate 24 hours per day, seven days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. Our DRAM, NAND, 3D XPoint memory, and NOR products share a number of common manufacturing processes, enabling us to leverage much of our product and process technology and manufacturing infrastructure across these product lines.

Our process for manufacturing semiconductor products is complex and involves a number of precise steps, including wafer fabrication, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effectively deploying those techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, 3D non-volatile layers, NAND cell levels, process complexity (including number of mask layers and fabrication steps) and manufacturing yield. Other factors include the cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type, cleanliness of our manufacturing environment, and utilization of subcontractors to perform certain manufacturing processes. We continuously enhance our production processes, increasing bits per wafer and transitioning to higher density products. As semiconductor memory technology has matured, the rate of increases in bits per wafer and product density has slowed. In 2019, we achieved bit shipment crossover to the 1Xnm process node for DRAM, significantly increased our production of the 1Ynm process node, and commenced volume production of 16Gb DDR4 products with 1Znm technology. In 2019, we also continued to ramp our 96-layer 3D NAND technology and make progress on our 128-layer 3D NAND, which uses replacement gate technology, that we expect to ramp in 2020.

Wafer fabrication occurs in a highly-controlled clean environment to minimize yield-limiting and quality contaminants. Despite stringent manufacturing controls, individual circuits may be nonfunctional or wafers may be scrapped due to equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects, and airborne particle defects. Success of our manufacturing operations depends largely on minimizing defects to maximize yield of high-quality circuits. In this regard, we employ rigorous quality controls throughout the manufacturing, screening, and testing processes. We are able to recover certain devices by testing and grading them to their highest level of functionality.

Our products are manufactured and sold in both packaged and unpackaged bare die forms. Our packaged products include memory modules, SSDs, and managed NAND including MCPs and eMMCs. We assemble many products in-house and, in some cases, outsource assembly services for certain memory modules, SSDs, and MCPs. We test our products at various stages in the manufacturing process, conduct numerous quality control inspections throughout the entire production flow, and perform high temperature burn-in on finished products. In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of semiconductor die during the burn-in process, capturing quality and reliability data and reducing testing time and cost.

In recent years, we have produced an increasingly broad portfolio of products and system solutions which enhances our ability to allocate resources to our most profitable products but also increases the complexity of our manufacturing and supply chain operations. Although our product lines generally use similar manufacturing processes, our costs can be affected by frequent conversions to new products, the allocation of manufacturing capacity to more complex, smaller-volume products, and the reallocation of manufacturing capacity across various product lines.

Arrangements with Intel

IMFT

Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. IMFT manufactures semiconductor products exclusively for its members under a long-term supply agreement at prices approximating cost. In 2018, IMFT discontinued production of NAND and subsequent to that time manufactured 3D XPoint memory. Members pay their proportionate share of fixed costs associated with IMFT's capacity.

In January 2019, we exercised our option to acquire Intel's interest in IMFT. Intel has set the closing date to occur on October 31, 2019. In connection with our acquisition, in the first quarter of 2020, we expect to pay Intel approximately $1.4 billion for Intel's interest in IMFT as well as IMFT member debt owed to Intel.

Until we complete our acquisition of Intel's noncontrolling interest in IMFT, the members have rights and obligations to the capacity of IMFT in proportion to their investment, including member debt financing. Any capital contribution or member debt financing results in a proportionate adjustment to the sharing of output on an eight-month lag. Intel provided member debt financing of $1.01 billion to IMFT in 2018 and IMFT repaid $316 million to Intel in 2019. As a result, as of August 29, 2019, current debt included $693 million of IMFT member debt.

R&D Arrangements

We have had agreements to jointly develop NAND and 3D XPoint technologies with Intel. In 2018, we and Intel agreed to independently develop subsequent generations of 3D NAND. We substantially completed our NAND development cost-sharing arrangement with Intel in the third quarter of 2019. In 2018, we also announced that we and Intel would no longer jointly develop 3D XPoint technology beyond the second generation. We substantially completed this cost-sharing arrangement in the first quarter of 2020.

Supply Chain, Materials, and Use of Third-Party Service Providers

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and also on the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services; however, only a limited number of suppliers are capable of delivering certain materials and services that meet our standards. In some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times may occur from time to time in the future. Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers used in a number of our products and with outsourced semiconductor assembly and test providers, contract manufacturers, logistic carriers, and other service providers. We monitor and manage supply-chain activities to mitigate risks associated with raw materials and service providers. Certain materials are primarily available in certain countries, including rare earth elements, minerals, and metals available primarily from China. Trade disputes or other political or economic conditions may limit our availability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. In addition, we and/or our suppliers and service providers are, and may continue to be, affected by tariffs, embargoes or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, and responsible sourcing practices, which can limit the supply of our materials and/or increase the cost.

Marketing and Customers

We continue to transform how we interact with our customers from transactional opportunistic sales of standardized memory components to collaborative relationships where we work with our customers to understand their unique opportunities and challenges. Many of our customers require thorough review or qualification of our products. By engaging with our customers early in the product life-cycle to identify and design features and performance characteristics into our products, we are able to manufacture products that anticipate and address their changing needs. Collaborating with our customers on their design needs in a changing end market allows us to differentiate our memory and storage solutions, which provides greater value to our customers.

Our semiconductor memory and storage products are offered under our Micron, Crucial, and Ballistix brand names and through private labels. We market our semiconductor memory and storage products primarily through our own direct sales force and maintain sales or representative offices in our primary markets around the world. We sell our Crucial-branded products through a web-based customer direct sales channel as well as through channel and distribution partners. Our products are also offered through independent sales representatives, distributors, and retailers. Our independent sales representatives obtain orders subject to final acceptance by us, and we make shipments against the orders directly to our customers. Our distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors' products. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products.

In each of the last three years, approximately one-half of our total net sales were to our top ten customers. For other information regarding our concentrations and customers, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Certain Concentrations."

Backlog

Because of volatile industry conditions, customers are generally reluctant to enter into long-term, fixed-price contracts. Accordingly, new order volumes for our memory and storage products may fluctuate significantly. We typically accept orders with acknowledgment that the terms may be adjusted to reflect market conditions at the time of shipment. For these reasons, we do not believe that our order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that we may produce products that do not comply with applicable specifications, contain defects, or are otherwise incompatible with end uses. In accordance with industry practice, we generally provide a limited warranty that our products comply with applicable specifications existing at the time of delivery and will operate to those specifications during a stated warranty period. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our standard terms and conditions.

Competition

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Toshiba Memory Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. Our competitors generally seek to increase wafer capacity, improve yields, and reduce die size in their product designs which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We and some of our competitors have plans to ramp, or are constructing or ramping, production at new fabrication facilities. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages. Certain of our memory and storage products are manufactured to industry standard specifications and, as such, have similar performance characteristics to those of our competitors. For these products, the principal competitive factors are generally price and performance characteristics including operating speed, power consumption, reliability, compatibility, size, and form factors.

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

Research and Development

Our R&D efforts are focused primarily on development of product and process technology that enables continuous improvement to cost structures and performance enhancements for our future products. We are also focused on developing new fundamentally different memory structures, materials, and packages designed to facilitate our transition to next generation products. Additional R&D efforts focus on the enablement of advanced computing, storage, and mobile memory architectures and the investigation of new opportunities that leverage our core semiconductor expertise. Product design and development efforts include high-density DDR4, DDR5, LPDDR4, LPDDR5, and advanced graphics DRAM; 3D NAND (including 96-layer and 128-layer TLC and QLC technologies); 3D XPoint technology; HBM technology; SSDs (including firmware and controllers); managed NAND; specialty memory; and other memory technologies and systems.

To compete in the semiconductor memory and storage markets, we must continue to develop technologically advanced products and processes. The continued evolution of our semiconductor product offerings is necessary to meet expected market demand for memory and storage products and solutions. Our process, design, and package development efforts occur at multiple locations across the world. Our largest R&D center is located in Boise, Idaho and other product and process development centers are located in Japan, China, Germany, Italy, India, Singapore, Taiwan, and other sites in the United States.

R&D expenses vary with the number of development wafers processed and end-product solutions developed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through reviews and tests for performance and reliability. As a result, R&D expenses can vary significantly depending on the timing of product qualification.

We have had agreements to share the cost of certain product and process development activities under development agreements with partners, including agreements with Intel to jointly develop NAND and 3D XPoint technologies. Amounts received from our development partners for reimbursements under our cost-sharing arrangements are reflected as reductions of R&D expenses. We substantially completed our NAND technology cost-sharing arrangement with Intel in the third quarter of 2019 and our 3D XPoint arrangement in the first quarter of 2020.

Patents and Licenses

We are a recognized leader in per capita and quality of patents issued. As of August 29, 2019, we owned approximately 13,750 active U.S. patents and 5,500 active foreign patents. In addition, we have thousands of U.S. and foreign patent applications pending. Our patents have various terms expiring through 2039.

From time to time, we sell and/or license our technology to other parties and continue to pursue opportunities to monetize our investments in our intellectual property through partnering and other arrangements. We have also jointly developed memory and storage product and process technology with third parties on a limited basis.

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

Employees

As of August 29, 2019, we had approximately 37,000 employees.

Environmental Compliance

We approach environmental stewardship and sustainability proactively to ensure we meet all government regulations regarding use of raw materials, discharges, emissions, and wastes from our manufacturing processes. Compliance with the law and other compliance obligations is considered a minimum environmental expectation at Micron. Our wafer fabrication facilities continued to conform to the requirements of the International Organization for Standardization ("ISO") 14001 environmental management systems standard to ensure we are continuously improving our performance. As part of the ISO 14001 framework, we have established a global environmental policy and meet requirements in terms of environmental aspects evaluation and control, compliance obligations, commitment, training, communication, control of documented information, operational control, emergency preparedness and response, and management review. While we have not experienced any material adverse effects to our operations from environmental regulations, changes in regulations could necessitate additional capital expenditures, modification of our operations, or other compliance actions.

Information About Our Directors and Executive Officers

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. Any directors appointed by our Board to fill vacancies on the Board serve until the next election by our shareholders. All officers and directors serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

The following presents information, as of August 29, 2019, about our directors and executive officers who were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended:

Name	Age	Officer/ Director Since	Position
April S. Arnzen	48	2015	Senior Vice President, Human Resources
Michael W. Bokan	58	2019	Senior Vice President, Worldwide Sales
Manish Bhatia	47	2018	Executive Vice President, Global Operations
Scott J. DeBoer	53	2007	Executive Vice President, Technology Development
Sanjay Mehrotra	61	2017	President and Chief Executive Officer, Director
Joel L. Poppen	55	2013	Senior Vice President, Legal Affairs, General Counsel, and Corporate Secretary
Sumit Sadana	50	2017	Executive Vice President and Chief Business Officer
David A. Zinsner	50	2018	Senior Vice President and Chief Financial Officer
Robert L. Bailey	62	2007	Director
Richard M. Beyer	70	2013	Director
Patrick J. Byrne	58	2011	Director
Steven J. Gomo	67	2019	Director
Mary Pat McCarthy	64	2019	Director
Robert E. Switz	72	2006	Chairman of the Board of Directors
MaryAnn Wright	57	2019	Director

April S. Arnzen joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was named Senior Vice President, Human Resources in June 2017. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho and is a graduate of the Stanford Graduate School of Business Executive Program.

Michael W. Bokan joined us in 1996 and has served in various leadership positions since that time. Mr. Bokan was named Senior Vice President, Worldwide Sales in October 2018. Mr. Bokan holds a BS in Business Administration from Colorado State University.

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

Richard M. Beyer was Chairman and Chief Executive Officer of Freescale Semiconductor, Inc. from 2008 through June 2012 and served as a director with Freescale until April 2013. Prior to Freescale, Mr. Beyer was President, Chief Executive Officer and a director of Intersil Corporation from 2002 to 2008. He also has previously served in executive management roles at FVC.com, VLSI Technology, and National Semiconductor Corporation. Within the past five years, Mr. Beyer served on the Board of Directors of Microsemi Corporation, Analog Devices, Inc., and Freescale. He currently serves on the Board of Directors of Dialog Semiconductor. Mr. Beyer served three years as an officer in the United States Marine Corps. He holds a BS and an MS in Russian from Georgetown University and an MBA in Marketing and International Business from Columbia University Graduate School of Business. Mr. Beyer is the Chair of the Board of Directors' Governance and Sustainability Committee.

Patrick J. Byrne is the Chief Executive Officer of General Electric Company's digital business and is responsible for leading GE's digital strategy. Prior to his role at GE, he served as Senior Vice President of Fortive Corporation when Danaher Corporation completed the separation of its Test & Measurement and Industrial Technologies segments, and as President of Tektronix, a subsidiary of Danaher. Mr. Byrne also served as Vice President of Strategy and Business Development and Chief Technical Officer of Danaher from November 2012 to July 2014. Danaher designs, manufactures, and markets innovative products and services to professional, medical, industrial, and commercial customers. Mr. Byrne served as Director, President and Chief Executive Officer of Intermec, Inc. from 2007 to May 2012. Within the past five years, Mr. Byrne served on the Board of Directors of Flow International. Mr. Byrne holds a BS in Electrical Engineering from the University of California, Berkeley and an MS in Electrical Engineering from Stanford University.

Steven J. Gomo was Executive Vice President, Finance and Chief Financial Officer from October 2004 until his retirement in December 2011, and Senior Vice President, Finance and Chief Financial Officer from August 2002 to September 2004, at NetApp, Inc., a storage and data management company. Within the past five years, Mr. Gomo served on the Board of Directors of SanDisk Corporation and NetSuite, Inc. He currently serves on the Board of Directors of Nutanix, Inc. and Enphase Energy, Inc. Mr. Gomo is the Chair of the Board of Directors' Audit Committee. He received his BS in Business Administration from the Oregon State University in 1974, and an MBA in Finance from the Santa Clara University in 1977.

Mary Pat McCarthy served as Vice Chair of KPMG LLP, the U.S. member firm of the global audit, tax, and advisory services firm from July 1998 until her retirement in December 2011. She joined KMPG in 1977 and became a partner in 1987 and held numerous senior leadership positions with the firm during her tenure. Within the past five years, Ms. McCarthy served on the Board of Directors of Andeavor (previously known as Tesoro Corporation) and Mutual of Omaha. She currently serves on the Board of Directors of Palo Alto Networks, Inc. She is a Certified Public Accountant (RET) and received her BS in Business Administration from the Creighton University in 1977 and completed the University of Pennsylvania Wharton School's KMPG International Development Program. Ms. McCarthy is the Chair of the Board of Directors' Finance Committee.

Robert E. Switz was the Chairman, President, and Chief Executive Officer of ADC Telecommunications, Inc., a supplier of network infrastructure products and services, from August 2003 until December 2010, when Tyco Electronics Ltd. acquired ADC. Mr. Switz joined ADC in 1994 and throughout his career there held numerous leadership positions. Within the past five years, Mr. Switz served on the Board of Directors of GT Advanced Technologies Inc., Broadcom Corporation, Cyan, Inc., Pulse Electronics Corporation, Leap Wireless International, Inc., and Gigamon, Inc. Mr. Switz currently serves on the Board of Directors for Marvell Technology Group Ltd. and FireEye, Inc. Mr. Switz holds an MBA from the University of Bridgeport and a BS in Business Administration from Quinnipiac University. Mr. Switz was appointed Chairman of the Board of Directors in 2012 and is the Chair of the Board of Directors' Compensation Committee.

MaryAnn Wright was Group Vice President of Engineering and Product Development of Johnson Controls International from 2013 to 2017, and Vice President and General Manager from 2009 to 2013. Ms. Wright also served as Vice President and General Manager for Johnson Controls Hybrid Systems business and as CEO of Johnson Controls-Saft from 2007 to 2009. Ms. Wright joined the Ford Motor Company in 1988 and throughout her career there held several executive positions including Chief Engineer from 2003 to 2005, and Director of sustainable mobility technologies and hybrid and fuel cell vehicle programs from 2004 to 2005. Ms. Wright earned a BA in Economics and International Business and an MSE in Engineering from the University of Michigan. She also earned an MBA from Wayne State University. In addition to her position on Micron’s board of directors, Ms. Wright serves on the boards of Group1 Automotive Inc., Maxim Integrated, and Delphi Technologies.

There are no family relationships between any of our directors or executive officers.

Available Information

Micron is a Delaware corporation and was incorporated in 1978. Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000. Information about us is available at our website, www.micron.com. Also available on our website are our Corporate Governance Guidelines, Governance and Sustainability Committee Charter, Compensation Committee Charter, Audit Committee Charter, Finance Committee Charter, and Code of Business Conduct and Ethics. Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website within four business days of the amendment or waiver. Copies of these documents are available to shareholders upon request. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

We use our investor relations website http://investors.micron.com as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Our filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements. The SEC's website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

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

	DRAM	NAND

	(percentage change in average selling prices)
2019 from 2018	(30)%	(44)%
2018 from 2017	37%	(8)%
2017 from 2016	19%	(7)%
2016 from 2015	(35)%	(19)%
2015 from 2014	(11)%	(15)%

We may be unable to maintain or improve gross margins.

Our gross margins are dependent in part upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to maintain or reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, 3D memory layers, NAND cell levels, transitioning to replacement gate technology for NAND, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, and new products that may require relatively larger die sizes.

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, declining selling prices, and changes in supply agreements. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and increases in our per gigabit manufacturing costs may adversely affect our gross margins, business, results of operations, or financial condition.

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

Our competitors generally seek to increase wafer capacity, improve yields, and reduce die size in their product designs which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We and some of our competitors have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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

We estimate that capital expenditures in 2020 for property, plant, and equipment, net of partner contributions, will be approximately $7 billion to $8 billion, focused on technology transitions and product enablement. Investments in capital expenditures may not generate expected returns or cash flows. Delays in completion and ramping of new production facilities could significantly impact our ability to realize expected returns on our capital expenditures, which could have a material adverse effect on our business, results of operations, or financial condition.

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

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. We have experienced volatility in our cash flows and operating results and may continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of future borrowings and make it difficult for us to obtain financing on terms acceptable to us. In 2019, we suspended the security interest in the collateral under our credit facility upon achieving specified credit ratings and the prepayment of our 2022 Term Loan B; however, the security interest would be automatically reinstated upon a decline in our corporate credit rating below a certain level. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Increases in tariffs or other trade restrictions or taxes on our or our customers' products or equipment and supplies could have an adverse impact on our operations.

In 2019, 89% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including in Taiwan, Singapore, Japan, and China.

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. Some of our products are included in these tariffs. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and Chinese leaders. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact certain of our customers' or our operations. If the U.S. were to impose current or additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products.

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

U.S. trade regulations have restricted our ability to sell our products to a significant customer and could restrict our ability to sell our products to other customers.

On May 16, 2019, the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei to the BIS's Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei. In 2019, our sales to Huawei accounted for 12% of our total revenue. To ensure compliance with the Entity List restrictions, we suspended shipments of all products to Huawei, effective May 16, 2019. We are reviewing our product portfolio to determine whether our products and related support are subject to the Export Administration Regulations, and therefore within the scope of the Entity List restrictions. We have determined that certain products Huawei purchases from us are not subject to the Export Administration Regulations and consequently can be lawfully sold and shipped to Huawei. Accordingly, we resumed shipping certain products to Huawei in the fourth quarter of 2019.

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

We cannot predict what additional actions the U.S. government may take with respect to Huawei, including modifications to, or interpretations of, Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers. Due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventory to an alternative customer or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods.

The Entity List trade restrictions enacted during our third quarter of 2019 had an adverse effect on our business. We are unable to predict the duration of the export restrictions imposed with respect to Huawei, whether any licenses will be issued, or the long-term effects on our business. Other companies may be added to the Entity List and/or subject to trade restrictions. For example, in October 2019, the U.S. government added several additional Chinese organizations to the Entity List, effective October 9, 2019. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customer's products which incorporate our solutions may also be impacted by these and other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition.

In addition, restrictions on our ability to sell and ship our products to other organizations added to the Entity List may have a further adverse effect on our business, results of operations, or financial condition.

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

A significant portion of our revenue is concentrated with a select number of customers.

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

In 2019, 53% of our revenue was to customers who have headquarters located in the United States. We ship our products to the locations specified by our customers. Customers with global supply chains and operations may request we deliver products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses. As a result, 89% of our revenue was from products shipped to customer locations outside the United States. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, Japan, and China. Many of our customers, suppliers, and vendors operate internationally and are also subject to the risks described below. In addition, the U.S. government has in the past restricted American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even when such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose while complying with such restrictions. We have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. Possible future U.S. government actions could lead to additional or enhanced controls on exports from the United States to China or other countries, bans on sales to other key customers, or other similar restrictions.

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

•	theft of intellectual property;

•	political and economic instability;

•	government actions or civil unrest preventing the flow of products, including delays in shipping and obtaining products, cancellation of orders, or loss or damage of products;

•	problems with the transportation or delivery of products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards, and other laws in a variety of jurisdictions;

•	contractual and regulatory limitations on the ability to maintain flexibility with staffing levels;

•	disruptions to manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

If we or our customers, suppliers, or vendors are impacted by these risks, it could have a material adverse effect on our business, results of operations, or financial condition.

We have been served with complaints in Chinese courts alleging patent infringement.

We have been served with complaints in Chinese courts alleging that we infringe certain Chinese patents by manufacturing and selling certain products in China. The complaints seek orders requiring us to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages plus court fees.

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

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purport to be on behalf of a nationwide class of indirect purchasers of DRAM products. The complaints assert claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to February 1, 2018, and seek treble monetary damages, costs, interest, attorneys' fees, and other injunctive and equitable relief. On September 3, 2019, the District Court granted Micron's motion to dismiss and allowed plaintiffs the opportunity to file an amended complaint.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. The lawsuits purport to be on behalf of a nationwide class of direct purchasers of DRAM products. The complaints assert claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to February 1, 2018, and seek treble monetary damages, costs, interest, attorneys' fees, and other injunctive and equitable relief.

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

We and/or our suppliers and service providers could be affected by tariffs, embargoes or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, and responsible sourcing practices, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Lead times for the supply of materials have been extended in the past. The disruption of our supply of materials, components, services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product and system-level solution development over the next several years. Additionally, we are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customer's ability to accurately forecast the end-customer's needs and preferences. As a result, our product demand forecasts may be impacted significantly by the strategic actions of our customers. For certain of our markets, it is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may excluded us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance of the following:

•	that our product development efforts will be successful;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these products;

•	that we will be able to establish or maintain key relationships with customers, or that we will not be prohibited from working with certain customers, for specific chip set or design requirements;

•	that we will be able to introduce new products into the market and qualify them with our customers on a timely basis; or
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

Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs exceed our per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Additionally, some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

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

On March 5, 2019, a shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The allegations are based on, among other things, purported false and misleading statements regarding anticompetitive behavior in the DRAM industry. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints have subsequently been filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss. The final resolution of these matters could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

If our manufacturing process is disrupted by operational issues, natural disasters, or other events, our business, results of operations, or financial condition could be materially adversely affected.

We and our subcontractors manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We and our subcontractors maintain operations and continuously implement new product and process technology at manufacturing facilities, which are widely dispersed in multiple locations in several countries including the United States, Singapore, Taiwan, Japan, Malaysia, and China. Additionally, until we complete our acquisition of Intel's noncontrolling interest in IMFT, our control over operations at IMFT is limited by our agreements with Intel. From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes or tsunamis, that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. If production is disrupted for any reason, manufacturing yields may be adversely affected, or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

We have entered into strategic relationships to develop new manufacturing process technologies and products and to manufacture certain products, including our joint development partnership and our IMFT joint venture with Intel. In January 2019, we exercised our option to acquire Intel's interest in IMFT. Subsequently, Intel set the closing date to occur on October 31, 2019. In the first quarter of 2020, we expect to pay Intel approximately $1.4 billion in cash for Intel's noncontrolling interest in IMFT and IMFT member debt. As of August 29, 2019, current debt included $693 million of IMFT member debt.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructuring of our capital structure. As of August 29, 2019, we had debt with a carrying value of $5.85 billion. As of August 29, 2019, we also had an undrawn credit facility totaling $3.75 billion consisting of (1) an undrawn revolving credit facility that matures in July 2023 and provides for borrowings of up to $2.50 billion and (2) a term loan facility for up to $1.25 billion available to be drawn in a single advance prior to November 9, 2019. As of August 29, 2019, the conversion value in excess of principal of our convertible notes was $654 million, based on the trading price of our common stock of $44.67 per share on such date.

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In 2019, we suspended the security interest in the collateral under our credit facility upon achieving a specified credit rating and prepaying the 2022 Term Loan B; however, if our corporate credit rating were to decline below a certain level, the security interest would be automatically reinstated. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and other highly skilled employees. Competition for experienced employees in our industry can be intense and hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to our business. Our inability to attract and retain key employees may inhibit our ability to maintain or expand our business operations. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, may limit our ability to hire and/or retain talent in specific locations. If our total compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

The acquisition of our ownership interest in Inotera from Qimonda has been challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V. ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of August 29, 2019, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda's claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the Court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court's decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed two independent experts to perform an evaluation of Dr. Jaffé's claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed experts issued their report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the experts for supplemental expert opinion.

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

We are subject to income taxes in the U.S. and many foreign jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 by the United States. The U.S. Treasury Department continues to issue interpretive guidance on the Tax Act, including foreign tax credits, foreign minimum tax, foreign derived intangible income, and interest expense deduction limitations. It is anticipated that the guidance will be finalized over the next several months. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If adopted by countries, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions' administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

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

Compliance with customer and responsible sourcing requirements and related regulations could limit the supply and increase the cost of certain materials, supplies, and services used in manufacturing our products.

Many of our customers have adopted responsible sourcing programs that require us to periodically report on our supply chain and responsible sourcing efforts to ensure we source the materials, supplies, and services we use and incorporate into the products we sell in a manner that is consistent with their programs. Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products meet the specifications of their responsible sourcing programs. Meeting customer requirements may limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such is concentrated to a limited number of suppliers. This in turn may affect our ability and/or the cost to obtain materials, supplies, and services necessary for the manufacture of our products in sufficient quantities.

This increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing SEC regulations. The act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo and finance or benefit local armed groups. These conflict minerals are commonly found in materials used in the manufacture of semiconductors.

Our inability to comply with customers' requirements for responsible sourcing or with regulations could have a material adverse effect on our business, results of operations, or financial condition.

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

Because MMJ's plan of reorganization provides for ongoing payments to creditors following the closing of the MMJ acquisition, the reorganization proceedings in Japan (the "Japan Proceedings") are continuing and MMJ remains subject to the oversight of the Tokyo District Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Tokyo District Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the business of the MMJ Companies, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. The final creditor payment under MMJ's plan of reorganization is scheduled to occur in December 2019. Following distribution of the final payment and the Tokyo District Court's approval and issuance of an order concluding the reorganization proceedings, MMJ's reorganization proceedings in Japan and oversight of the Tokyo District Court will terminate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho. The following is a summary of our principal facilities as of August 29, 2019:

Location	Principal Operations
Taiwan	R&D, wafer fabrication, component assembly and test, module assembly and test
Singapore	R&D, wafer fabrication, component assembly and test, module assembly and test
Japan	R&D, wafer fabrication
United States	R&D, wafer fabrication, reticle manufacturing
China	Component assembly and test, module assembly and test
Malaysia	Component assembly and test, module assembly and test

We own or lease numerous other facilities in locations throughout the world used for design, R&D, and sales and marketing activities. We generally utilize all of our manufacturing capacity; however, a portion of our IMFT facility was underutilized for 2019 and 2018. We believe that our existing facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment, other than goodwill. (See "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.")

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

Under MMJ's plan of reorganization, secured creditors will recover 100% of the amount of their fixed claims and unsecured creditors will recover at least 17.4% of the amount of their fixed claims. The actual recovery of unsecured creditors will be higher, however, based in part on events and circumstances occurring following the plan approval. The remaining portion of the unsecured claims will be discharged, without payment, over the period that payments are made pursuant to the plan of reorganization. The secured creditors were paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. The unsecured creditors of MAI were scheduled to be paid in seven installments; however, in connection with our sale of MAI in 2017, the remaining MAI creditor obligation was paid in full and MAI's reorganization proceedings were closed.

Because MMJ's plan of reorganization provides for ongoing payments to creditors following the closing of the MMJ acquisition, the reorganization proceedings in Japan are continuing and MMJ remains subject to the oversight of the Tokyo District Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Tokyo District Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the businesses of the MMJ Companies, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. The final creditor payment under MMJ's plan of reorganization is scheduled to occur in December 2019. MMJ's reorganization proceedings in Japan and oversight of the Tokyo District Court will terminate following the distribution of the final creditor payment and the Tokyo District Court's approval and issuance of an order concluding the reorganization proceedings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record

As of October 10, 2019, there were 2,009 shareholders of record of our common stock.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be included in our 2019 Proxy Statement under the section entitled "Equity Compensation Plan Information," which will be filed with the Securities and Exchange Commission within 120 days after August 29, 2019.

Issuer Purchase of Equity Securities

Common Stock Repurchase Authorization: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in fiscal 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs
May 31, 2019	–	July 4, 2019	—	$—	—
July 5, 2019	–	August 1, 2019	—	—	—
August 2, 2019	–	August 29, 2019	—	—	—
			—			$7,337,838,234

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts in the table above.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2014, through August 31, 2019. We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2014 in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX). Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	2014	2015	2016	2017	2018	2019
Micron Technology, Inc.	$100	$50	$51	$98	$161	$139
S&P 500 Composite Index	100	100	113	131	157	162
Philadelphia Semiconductor Index (SOX)	100	97	130	184	235	257

ITEM 6. SELECTED FINANCIAL DATA

	2019	2018	2017	2016	2015

	(in millions, except per share amounts)
Revenue	$23,406	$30,391	$20,322	$12,399	$16,192
Gross margin	10,702	17,891	8,436	2,505	5,215
Operating income	7,376	14,994	5,868	168	2,998
Net income (loss)	6,358	14,138	5,090	(275)	2,899
Net income (loss) attributable to Micron	6,313	14,135	5,089	(276)	2,899
Diluted earnings (loss) per share	5.51	11.51	4.41	(0.27)	2.47

Cash and short-term investments	7,955	6,802	5,428	4,398	3,521
Total current assets	16,503	16,039	12,457	9,495	8,596
Property, plant, and equipment	28,240	23,672	19,431	14,686	10,554
Total assets	48,887	43,376	35,336	27,540	24,143
Total current liabilities	6,390	5,754	5,334	4,835	3,905
Long-term debt	4,541	3,777	9,872	9,154	6,252
Total Micron shareholders' equity	35,881	32,294	18,621	12,080	12,302
Noncontrolling interests in subsidiaries	889	870	849	848	937
Total equity	36,770	33,164	19,470	12,928	13,239

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 29, 2019. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2019, 2018, and 2017 each contain 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

For an overview of our business, see "Part I – Item 1. Business – Overview."

Results of Operations

Consolidated Results

For the year ended	2019		2018		2017
Revenue	$23,406	100%	$30,391	100%	$20,322	100%
Cost of goods sold	12,704	54%	12,500	41%	11,886	58%
Gross margin	10,702	46%	17,891	59%	8,436	42%

Selling, general, and administrative	836	4%	813	3%	743	4%
Research and development	2,441	10%	2,141	7%	1,824	9%
Other operating (income) expense, net	49	—%	(57)	—%	1	—%
Operating income	7,376	32%	14,994	49%	5,868	29%

Interest income (expense), net	77	—%	(222)	(1)%	(560)	(3)%
Other non-operating income (expense), net	(405)	(2)%	(465)	(2)%	(112)	(1)%
Income tax (provision) benefit	(693)	(3)%	(168)	(1)%	(114)	(1)%
Equity in net income (loss) of equity method investees	3	—%	(1)	—%	8	—%
Net income attributable to noncontrolling interests	(45)	—%	(3)	—%	(1)	—%
Net income attributable to Micron	$6,313	27%	$14,135	47%	$5,089	25%

Total Revenue

Total revenue for 2019 decreased 23% as compared to 2018 primarily due to pricing declines resulting from the challenging memory market environment in 2019. Sales of DRAM products for 2019 decreased 28% as compared to 2018 primarily due to declines in average selling prices of approximately 30% resulting from supply and demand imbalances, customer inventory corrections, and CPU shortages. Sales of NAND products for 2019 decreased 12% as compared to 2018 primarily due to declines in average selling prices in the mid-40% range resulting from supply and demand imbalances, which were partially offset by significant increases in sales volumes. In addition, demand for our NAND products was adversely affected by the transition from SATA SSDs to NVMe SSDs. The higher NAND sales volumes in 2019 were driven by increases in sales of high-value mobile managed NAND products as well as discrete NAND products enabled by our execution in ramping 64- and 96-layer TLC 3D NAND.

Total revenue for 2018 increased 50% as compared to 2017. Higher revenue in 2018 for both DRAM and NAND as compared to 2017 were driven by strong execution in delivering high-value products featuring our 1Xnm DRAM and 64-layer 3D NAND technologies combined with strong demand for products across our primary markets. Sales of DRAM products for 2018 increased 64% from 2017 primarily due to an increase in average selling prices of approximately 35% and an increase in sales volumes of approximately 20% as a result of strong market conditions, particularly for cloud, enterprise, mobile, and graphics markets, combined with increased sales into high-value markets. Sales of NAND products for 2018 increased 20% from 2017 despite declines in average selling prices primarily due to an increase in sales volumes of approximately 30% driven by increases in sales of high-value SSD and mobile managed NAND products enabled by strong demand and our execution in delivering 3D NAND products.

Overall Gross Margin

Our overall gross margin percentage decreased to 46% for 2019 from 59% for 2018 primarily due to declines in average selling prices partially offset by cost reductions resulting from strong execution in delivering products featuring advanced technologies and from continuous improvement initiatives to reduce production costs. Underutilization of IMFT assets adversely impacted our gross margin by a per-quarter average of approximately $100 million in 2019 and $65 million in 2018, and we anticipate the adverse impact of underutilization at IMFT to increase to approximately $150 million per quarter beginning in the first quarter of 2020.

We continue to evaluate planned technology node transitions, capital spending and re-use rates for NAND equipment. Based on our preliminary assessment, we anticipate changing the depreciable life of our NAND equipment from five to seven years beginning in the first quarter of 2020. We anticipate this change will reduce our depreciation expense included in cost of goods sold for the first quarter of 2020 by approximately $80 million, increasing to approximately $100 to $150 million per quarter for the remainder of 2020.

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

Revenue by Business Unit

For the year ended	2019		2018		2017
CNBU	$9,968	43%	$15,252	50%	$8,624	42%
MBU	6,403	27%	6,579	22%	4,424	22%
SBU	3,826	16%	5,022	17%	4,514	22%
EBU	3,137	13%	3,479	11%	2,695	13%
All Other	72	—%	59	—%	65	—%
	$23,406		$30,391		$20,322
Percentages of total revenue may not total 100% due to rounding.

CNBU revenue for 2019 decreased 35% as compared to 2018 due to challenging market conditions in 2019, which led to price declines. MBU revenue for 2019 decreased 3% as compared to 2018 primarily due to price declines offset by strong execution in developing and qualifying mobile managed NAND products and continued content growth in smartphones, which combined to drive significant increase in shipment volumes. SBU revenue for 2019 decreased 24% as compared to 2018 primarily due to price declines, partially offset by significant growth in shipment volumes as a result of strong execution in ramping 64-layer and 96-layer TLC NAND products. SBU revenue includes products manufactured and sold to Intel under a long-term supply agreement at prices approximating cost, which included 3D XPoint memory and NAND, aggregating $682 million, $541 million, and $553 million, for 2019, 2018, and 2017, respectively. EBU revenue for 2019 decreased 10% as compared to 2018 primarily due to lower sales to consumer markets as a result of weak demand and pricing, partially offset by increases in sales to automotive and industrial markets.

CNBU revenue for 2018 increased 77% as compared to 2017 due to strong market conditions and demand in key markets, including cloud server, client, enterprise server, and graphics, which drove increases in pricing and sales volumes. Sales into cloud and graphics markets more than doubled in 2018 as compared to 2017. MBU revenue for 2018 increased 49% as compared to 2017 primarily due to customer qualifications for LPDRAM and managed NAND products, which combined with higher memory content in smartphones to drive improvements in DRAM pricing and increases in sales volumes. SBU revenue for 2018 from all other sales of NAND products (excluding sales to Intel at prices approximating cost) increased 13% as compared to 2017 driven by higher sales of SSD storage products, which increased by 72%, partially offset by declines in SBU NAND component sales from a strategic reallocation of supply from component sales to SSD and mobile managed NAND products. Increases in SBU sales volumes for 2018 resulting from strong demand for cloud and enterprise SSD markets more than offset declines in selling prices. EBU revenue for 2018 increased 29% as compared to 2017 primarily due to strong demand across EBU's primary markets including consumer, industrial multimarkets, and automotive.

Operating Income (Loss) by Business Unit

For the year ended	2019		2018		2017
CNBU	$4,645	47%	$9,773	64%	$3,755	44%
MBU	2,606	41%	3,033	46%	927	21%
SBU	(386)	(10)%	964	19%	552	12%
EBU	923	29%	1,473	42%	975	36%
All Other	13	18%	—	—%	23	35%
	$7,801		$15,243		$6,232
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

CNBU operating income for 2019 decreased from 2018 primarily due to declines in pricing and higher R&D costs, partially offset by cost reductions. MBU operating income for 2019 decreased from 2018 primarily due to declines in pricing partially offset by increases in sales of high-value managed NAND products and manufacturing cost reductions. SBU operating margin for 2019 declined from 2018 primarily due to declines in pricing, which were partially offset by manufacturing cost reductions and increases in sales volumes. SBU operating results for 2019 and 2018 were adversely impacted by the underutilization charges at IMFT. EBU operating income for 2019 decreased from 2018 as a result of declines in pricing and higher R&D costs partially offset by manufacturing cost reductions and increases in sales volumes.

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

Operating Expenses and Other

Selling, General, and Administrative

SG&A expenses for 2019 were 3% higher than 2018 primarily due to increases in legal costs and consulting fees, partially offset by a reduction in employee compensation and sales commissions. SG&A expenses for 2018 were 9% higher than 2017 primarily due to increases in legal costs, consulting fees, and employee compensation.

Research and Development

R&D expenses vary primarily with the number of development wafers processed, amounts reimbursed under R&D cost-sharing agreements, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through reviews and tests for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualification.

R&D expenses for 2019 were 14% higher than 2018 primarily due to decreases in reimbursements from our R&D cost-sharing arrangements as described below, increases in depreciation expense as a result of increases in capital spending, and increases in employee compensation. R&D expenses for 2018 were 17% higher than 2017 primarily due to increases in employee compensation, volumes of development and pre-qualification wafers, and depreciation expense as a result of increases in capital spending.

We share the cost of certain product and process development activities under development agreements with partners, including agreements to jointly develop NAND and 3D XPoint technologies with Intel. Our R&D expenses were reduced by reimbursements under these development partner arrangements by $60 million, $201 million, and $213 million for 2019, 2018, and 2017, respectively. The decrease in R&D reimbursements for 2019 was primarily due to reductions in our joint development activities with Intel for 3D NAND and 3D XPoint technologies. In 2018, we and Intel agreed to independently develop subsequent generations of 3D NAND and we substantially completed this cost-sharing agreement in the third quarter of 2019. In 2018, we announced that we and Intel will no longer jointly develop 3D XPoint technology beyond the second generation and we substantially completed this cost-sharing agreement in the first quarter of 2020.

Income Taxes

On December 22, 2017, the United States enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which imposed a one-time transition tax in 2018 (the "Repatriation Tax") and, beginning in 2019, created a new minimum tax on certain foreign earnings (the "Foreign Minimum Tax"). In connection with the provisions of the Tax Act, we made an accounting policy election to treat the Foreign Minimum Tax provision as a period cost in the period the tax is incurred. SEC Staff Accounting Bulletin No. 118 ("SAB 118") allowed the use of provisional amounts (reasonable estimates) if the analyses of the impacts of the Tax Act had not been completed when financial statements were issued. During

2019, we finalized the computations of the income tax effects of the Tax Act. As such, in accordance with SAB 118, our accounting for the effects of the Tax Act is complete.

Our income tax (provision) benefit consisted of the following:

For the year ended	2019	2018	2017
Income tax (provision) benefit, excluding items below	$(530)	$(274)	$(168)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(173)	(68)	54
Repatriation Tax, net of adjustments related to uncertain tax positions	10	(1,030)	—
Release of the valuation allowance on net deferred tax assets of our U.S. operations	—	1,337	—
Remeasurement of deferred tax assets and liabilities reflecting lower U.S. corporate tax rates	—	(133)	—
	$(693)	$(168)	$(114)

Effective tax rate	9.8%	1.2%	2.2%

Our effective tax rate increased in 2019 primarily as a result of the Foreign Minimum Tax. Our income tax rates include operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates.

As a result of the Tax Act, we reevaluated our indefinite reinvestment assertion in 2018 and deemed a portion of our accumulated foreign earnings to be no longer indefinitely reinvested. Although these earnings have been subject to U.S. federal income tax under the Repatriation Tax, the repatriation to the United States of all or a portion of these earnings would potentially be subject to foreign withholding and state income tax. As of August 29, 2019, we had a deferred tax liability of $10 million associated with our undistributed earnings.

We operate in a number of jurisdictions outside the Unites States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $756 million (benefiting our diluted earnings per share by $0.66) for 2019, by $1.96 billion ($1.59 per diluted share) for 2018, and by $742 million ($0.64 per diluted share) for 2017.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.")

Other

Interest income increased 71% for 2019 as compared to 2018 primarily due to increases in interest rates. Interest expense decreased 63% as compared to 2018 primarily due to prepayments, repurchases, and conversions of debt in 2018 and 2019 and increases in capitalized interest from higher levels of capital spending, partially offset by the issuance of the 2024 Notes, 2026 Notes, 2027 Notes, 2029 Notes, and 2030 Notes in 2019.

Interest income increased 193% for 2018 as compared to 2017 primarily due to increases in marketable investments and interest rates. Interest expense decreased 43% as compared to 2017 primarily due to decreases in debt obligations.

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Research and Development

•	Other Operating Income (Expense), Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of August 29, 2019, we had undrawn credit facilities totaling $3.75 billion consisting of (1) an undrawn revolving credit facility that matures in July 2023 and provides for borrowings of up to $2.50 billion and (2) a term loan facility of up to $1.25 billion available to be drawn in a single advance prior to November 9, 2019 which matures on the fifth anniversary of the funding date. We expect to draw under the term loan facility prior to acquiring Intel's interest in IMFT in the first quarter of 2020. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that capital expenditures in 2020 for property, plant, and equipment, net of partner contributions, to be $7 billion to $8 billion, focused on technology transitions and product enablement. The actual amounts for 2020 will vary depending on market conditions. As of August 29, 2019, we had commitments of approximately $4.3 billion for the acquisition of property, plant, and equipment, approximately $3.2 billion is expected to be paid in 2020 and the remainder in 2021.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in 2019, which we may purchase on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to a Rule 10b5-1 trading plan, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock. In 2019, we repurchased 67 million shares of our common stock for $2.66 billion under an accelerated share repurchase agreement, Rule 10b5-1 plans, and through open market repurchases. See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity."

In January 2019, we exercised our option to acquire Intel's interest in IMFT. Intel has set the closing date to occur on October 31, 2019. In connection with our acquisition, in the first quarter of 2020, we expect to pay Intel approximately $1.4 billion for Intel's interest in IMFT as well as IMFT member debt owed to Intel. As of August 29, 2019, current debt included $693 million of IMFT member debt.

Cash and marketable investments totaled $9.12 billion as of August 29, 2019 and $7.28 billion as of August 30, 2018. Our investments consist primarily of money market funds and liquid investment-grade, fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of August 29, 2019, $2.50 billion of our cash and marketable investments was held by our foreign subsidiaries.

Limitations on the Use of Cash and Investments

MMJ Group: Cash and marketable investments as of August 29, 2019 included $536 million held by the MMJ Group. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, the MMJ Group is prohibited from paying dividends to us. In addition, pursuant to an order of the Tokyo District Court, the MMJ Group cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of the MMJ Group are not available for use by us in our other operations. Furthermore, certain uses of the assets of the MMJ Group, including investments in certain capital expenditures, may require consent of MMJ's trustees and/or the Tokyo District Court.

IMFT: Cash and marketable investments included $130 million held by IMFT as of August 29, 2019. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

Cash Flows

For the year ended	2019	2018	2017
Net cash provided by operating activities	$13,189	$17,400	$8,153
Net cash provided by (used for) investing activities	(10,085)	(8,216)	(7,537)
Net cash provided by (used for) financing activities	(2,438)	(7,776)	349
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	26	(37)	(12)
Net increase in cash, cash equivalents, and restricted cash	$692	$1,371	$953

Operating Activities: For 2019, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included a $2.43 billion decrease in receivables due to a lower level of net sales and a $1.53 billion increase in inventory due to higher levels of work in process and raw materials inventories.

For 2018, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included a $1.73 billion increase in receivables due to a higher level of net sales.

For 2017, cash provided by operating activities was due primarily to cash generated by our operations and the effect of working capital adjustments, which included a $1.65 billion increase in receivables due to a higher level of net sales, $361 million of payments attributed to intercompany balances in connection with the Inotera Acquisition, and a $456 million increase in accounts payable and accrued expenses.

Investing Activities: For 2019, net cash used for investing activities consisted primarily of $9.03 billion of expenditures for property, plant, and equipment (net of partner contributions) and $1.17 billion of net outflows from sales, maturities, and purchases of available-for-sale securities.

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

Financing Activities: For 2019, net cash used for financing activities consisted primarily of $2.66 billion for the acquisition of 67 million shares of treasury stock under our $10 billion share repurchase authorization and cash payments to reduce our debt, including $1.65 billion to settle conversions of notes, $728 million to prepay the 2022 Term Loan B, $316 million for IMFT member debt repayments, and $643 million for scheduled repayment of other notes and capital leases. Cash used for financing activities was partially offset by net proceeds of $3.53 billion from the aggregate issuance of the 2024 Notes, 2026 Notes, 2027 Notes, 2029 Notes, and 2030 Notes.

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

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt."

Potential Settlement Obligations of Convertible Notes

Since the closing price of our common stock exceeded 130% of the conversion price per share of all our convertible notes for at least 20 trading days in the 30 trading day period ended on September 30, 2019, holders may convert these notes through the calendar quarter ended December 31, 2019. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending December 31, 2019 if all holders converted their notes. The amounts in the table below are based on our closing share price of $44.67 as of August 29, 2019.

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares
2032D Notes	Cash and/or shares	Cash and/or shares	13	$—	13	$598
2033F Notes	Cash	Cash and/or shares	6	197	1	252
			19	$197	14	$850

As of August 29, 2019, convertible notes in the table above included an aggregate of $179 million net carrying amount for the settlement obligation (including principal and amounts in excess of principal) for conversions of 2033F Notes. The 20 consecutive trading day measurement period ended in the first quarter of 2020, and we settled the conversion for $192 million in cash in the first quarter of 2020.

Contractual Obligations

	Payments Due by Period
As of August 29, 2019	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)(2)	$6,811	$1,302	$530	$978	$4,001
Capital lease obligations(2)	702	248	180	85	189
Operating leases(3)	752	54	127	112	459
Purchase obligations(4)	7,575	5,155	1,997	67	356
Other long-term liabilities(5)	325	190	109	9	17
Total	$16,165	$6,949	$2,943	$1,251	$5,022

(1)	Amounts include MMJ Creditor Payments, convertible notes, and other notes.

(2)	Amounts include principal and interest.

(3)	Amounts include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

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

(5)
Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including $190 million for the current portion of these long-term liabilities. We are unable to reliably estimate the timing of future certain payments related to uncertain tax positions and deferred tax liabilities; therefore, the amount has been excluded from the preceding table. However, other noncurrent liabilities recorded on our consolidated balance sheet included these uncertain tax positions and deferred tax liabilities.

The timing of payment amounts of the obligations discussed above is based on current information. Any redemptions, repurchases, or conversions of debt could impact the amount and timing of our cash payments.

Off-Balance Sheet Arrangements

In connection with our 2033F Notes, we entered into the 2033F Capped Calls, which are intended to reduce the effect of potential dilution. See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Micron Shareholders' Equity – Outstanding Capped Calls."

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

Business acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We typically obtain independent third-party valuation studies to assist in determining fair values, including assistance in determining future cash flows, discount rates, and comparable market values. Items involving significant assumptions, estimates, and judgments include the following:

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

Determining when to test for impairment, the reporting units, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, forecasted manufacturing costs, and other expenses and are developed as part of our long-range planning process. The same estimates are used in business planning, forecasting, and capital budgeting as part of our long-term manufacturing capacity analysis. We test the reasonableness of the output of our long-range planning process by calculating an implied value per share and comparing that to current stock prices, analysts' consensus pricing, and management's expectations. These estimates and assumptions are used to calculate projected future cash flows for the reporting unit, which are discounted using a risk-adjusted rate to estimate a fair value. The discount rate requires determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. During the fourth quarter of 2019, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.

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

Inventories: Inventories are stated at the lower of average cost or net realizable value. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices and future sales volumes. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our inventory by approximately $469 million as of August 29, 2019. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

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

Property, plant, and equipment: We periodically assess the estimated useful lives of our property, plant, and equipment based on technology node transitions, capital spending, and equipment re-use rates. We also review the carrying value of property, plant, and equipment for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimate of future cash flows involves numerous assumptions which require significant judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products and future production and sales volumes. In addition, significant judgment is required in determining the groups of assets for which impairment tests are separately performed.

Research and development: Costs related to the conceptual formulation and design of products and processes are expensed as R&D as incurred. Determining when product development is complete requires significant judgment. We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability. Subsequent to product qualification, product costs are included in cost of goods sold.

Revenue recognition: Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires significant judgment, including estimating stock price volatility and expected option life. We develop these estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation. We use the Black-Scholes option valuation model to value employee stock options and awards granted under our employee stock purchase plan. We estimate stock price volatility based on an average of historical volatility and the implied volatility derived from traded options on our stock.

Recently Adopted Accounting Standards

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards."

Recently Issued Accounting Standards Not Yet Adopted

See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards Not Yet Adopted."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of August 29, 2019 and August 30, 2018, we had fixed-rate debt of $5.3 billion and $3.1 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of August 29, 2019 and August 30, 2018, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $290 million and $79 million, respectively. As of August 29, 2019, we had no variable-rate debt. As of August 30, 2018, we had variable-rate debt of $725 million. As of August 30, 2018, a 1% increase in the interest rates of our variable-rate debt would result in an increase in annual interest expense of approximately $7 million.

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

Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $149 million as of August 29, 2019 and $78 million as of August 30, 2018. We hedge our exposure to changes in currency exchange rates by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within three months. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately forecast our monetary assets and liabilities. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures, we may utilize currency forward contracts that generally mature within 12 months. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Derivative Instruments.")

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of August 29, 2019 and August 30, 2018 and for the fiscal years ended August 29, 2019, August 30, 2018, and August 31, 2017

Consolidated Statements of Operations	44

Consolidated Statements of Comprehensive Income	45

Consolidated Balance Sheets	46

Consolidated Statements of Changes in Equity	47

Consolidated Statements of Cash Flows	48

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm	83

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the year ended	August 29, 2019	August 30, 2018	August 31, 2017
Revenue	$23,406	$30,391	$20,322
Cost of goods sold	12,704	12,500	11,886
Gross margin	10,702	17,891	8,436

Selling, general, and administrative	836	813	743
Research and development	2,441	2,141	1,824
Other operating (income) expense, net	49	(57)	1
Operating income	7,376	14,994	5,868

Interest income	205	120	41
Interest expense	(128)	(342)	(601)
Other non-operating income (expense), net	(405)	(465)	(112)
	7,048	14,307	5,196

Income tax (provision) benefit	(693)	(168)	(114)
Equity in net income (loss) of equity method investees	3	(1)	8
Net income	6,358	14,138	5,090

Net income attributable to noncontrolling interests	(45)	(3)	(1)
Net income attributable to Micron	$6,313	$14,135	$5,089

Earnings per share
Basic	$5.67	$12.27	$4.67
Diluted	5.51	11.51	4.41

Number of shares used in per share calculations
Basic	1,114	1,152	1,089
Diluted	1,143	1,229	1,154

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the year ended	August 29, 2019	August 30, 2018	August 31, 2017
Net income	$6,358	$14,138	$5,090

Other comprehensive income (loss), net of tax
Pension liability adjustments	(6)	(3)	1
Gains (losses) on derivative instruments	(3)	(15)	15
Foreign currency translation adjustments	(1)	1	48
Gains (losses) on investments	9	(2)	—
Other comprehensive income (loss)	(1)	(19)	64
Total comprehensive income	6,357	14,119	5,154
Comprehensive income attributable to noncontrolling interests	(45)	(3)	(1)
Comprehensive income attributable to Micron	$6,312	$14,116	$5,153

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

As of	August 29, 2019	August 30, 2018
Assets
Cash and equivalents	$7,152	$6,506
Short-term investments	803	296
Receivables	3,195	5,478
Inventories	5,118	3,595
Other current assets	235	164
Total current assets	16,503	16,039
Long-term marketable investments	1,164	473
Property, plant, and equipment	28,240	23,672
Intangible assets	340	331
Deferred tax assets	837	1,022
Goodwill	1,228	1,228
Other noncurrent assets	575	611
Total assets	$48,887	$43,376

Liabilities and equity
Accounts payable and accrued expenses	$4,626	$4,374
Current debt	1,310	859
Other current liabilities	454	521
Total current liabilities	6,390	5,754
Long-term debt	4,541	3,777
Noncurrent unearned government incentives	636	227
Other noncurrent liabilities	452	354
Total liabilities	12,019	10,112

Commitments and contingencies

Redeemable convertible notes	—	3
Redeemable noncontrolling interest	98	97

Micron shareholders' equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,182 shares issued and 1,106 outstanding (1,170 shares issued and 1,161 outstanding as of August 30, 2018)	118	117
Additional capital	8,214	8,201
Retained earnings	30,761	24,395
Treasury stock, 76 shares held (9 shares as of August 30, 2018)	(3,221)	(429)
Accumulated other comprehensive income	9	10
Total Micron shareholders' equity	35,881	32,294
Noncontrolling interests in subsidiaries	889	870
Total equity	36,770	33,164
Total liabilities and equity	$48,887	$43,376

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at September 1, 2016	1,094	$109	$7,736	$5,299	$(1,029)	$(35)	$12,080	$848	$12,928
Net income				5,089			5,089	1	5,090
Other comprehensive income (loss), net						64	64		64
Stock issued under stock plans	20	3	139				142		142
Stock-based compensation expense			217	(2)			215		215
Repurchase and retirement of stock	(2)	—	(13)	(22)			(35)		(35)
Stock issued to Nanya for Inotera Acquisition	4	—	70	(104)	1,029		995		995
Settlement of capped calls			192		(67)		125		125
Reclassification of redeemable convertible notes, net			(21)				(21)		(21)
Conversion of convertible notes			(33)				(33)		(33)
Balance at August 31, 2017	1,116	$112	$8,287	$10,260	$(67)	$29	$18,621	$849	$19,470
Net income				14,135			14,135	3	14,138
Other comprehensive income (loss), net						(19)	(19)		(19)
Stock issued in public offering	34	3	1,363				1,366		1,366
Stock issued under stock plans	22	2	287				289		289
Stock-based compensation expense			198				198		198
Contributions from noncontrolling interest							—	18	18
Repurchase and retirement of stock	(2)	—	(71)				(71)		(71)
Settlement of capped calls			429		(429)		—		—
Reclassification of redeemable convertible notes, net			18				18		18
Conversion and repurchase of convertible notes			(2,310)		67		(2,243)		(2,243)
Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect of adopting new accounting standards				92			92		92
Net income				6,313			6,313	36	6,349
Other comprehensive income (loss), net						(1)	(1)		(1)
Stock issued under stock plans	14	1	178				179		179
Stock-based compensation expense			243				243		243
Repurchase of stock	(2)	—	103	(39)	(2,792)		(2,728)		(2,728)
Acquisitions of noncontrolling interests			1				1	(17)	(16)
Reclassification of redeemable convertible notes, net			3				3		3
Conversion of convertible notes			(515)				(515)		(515)
Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 29, 2019	August 30, 2018	August 31, 2017
Cash flows from operating activities
Net income	$6,358	$14,138	$5,090
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	5,424	4,759	3,861
Amortization of debt discount and other costs	49	101	125
Loss on debt prepayments, repurchases, and conversions	396	385	99
Stock-based compensation	243	198	215
Gain on remeasurement of previously-held equity interest in Inotera	—	—	(71)
Change in operating assets and liabilities
Receivables	2,431	(1,734)	(1,651)
Inventories	(1,528)	(472)	50
Accounts payable and accrued expenses	(174)	668	456
Payments attributed to intercompany balances with Inotera	—	—	(361)
Deferred income taxes, net	150	(265)	(22)
Other	(160)	(378)	362
Net cash provided by operating activities	13,189	17,400	8,153

Cash flows from investing activities
Expenditures for property, plant, and equipment	(9,780)	(8,879)	(4,734)
Purchases of available-for-sale securities	(4,218)	(760)	(1,239)
Acquisition of Inotera	—	—	(2,634)
Proceeds from maturities of available-for-sale securities	1,541	320	194
Proceeds from sales of available-for-sale securities	1,504	604	776
Proceeds from government incentives	748	355	21
Other	120	144	79
Net cash provided by (used for) investing activities	(10,085)	(8,216)	(7,537)

Cash flows from financing activities
Repayments of debt	(3,340)	(10,194)	(2,558)
Payments to acquire treasury stock	(2,729)	(71)	(36)
Payments on equipment purchase contracts	(75)	(206)	(519)
Proceeds from issuance of debt	3,550	1,009	3,311
Proceeds from issuance of stock	179	1,655	142
Other	(23)	31	9
Net cash provided by (used for) financing activities	(2,438)	(7,776)	349

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	26	(37)	(12)

Net increase in cash, cash equivalents, and restricted cash	692	1,371	953
Cash, cash equivalents, and restricted cash at beginning of period	6,587	5,216	4,263
Cash, cash equivalents, and restricted cash at end of period	$7,279	$6,587	$5,216

Supplemental disclosures
Income taxes paid, net	$(524)	$(226)	$(99)
Interest paid, net of amounts capitalized	(53)	(312)	(468)
Noncash investing and financing activity
Equipment acquisitions on contracts payable and capital leases	119	84	813

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)

Significant Accounting Policies

Basis of Presentation: Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands – Micron, Crucial, and Ballistix – our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, 3D XPoint memory, and NOR, is transforming how the world uses information to enrich life. Backed by 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, 5G, machine learning, and autonomous vehicles, in key market segments like mobile, data center, client, consumer, industrial, graphics, automotive, and networking. The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Information prior to 2019 is presented in accordance with the accounting guidance in effect during that period and has not been recast for recently adopted accounting standards. See "Recently Adopted Accounting Standards" note.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2019, 2018, and 2017 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

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

Government Incentives: We receive incentives from governmental entities related to expenses, assets, and other activities. Our government incentives may require that we meet or maintain specified spending levels and other operational metrics and may be subject to reimbursement if such conditions are not met or maintained. Government incentives are recorded in the financial statements in accordance with their purpose: as a reduction of expenses, a reduction of asset costs, or other income. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. Incentives related to the acquisition or construction of fixed assets are recognized as a reduction in the carrying amounts of the related assets and reduce depreciation expense over the useful lives of the assets. Other incentives are recognized as other operating income. Government incentives received prior to being earned are recognized in current or noncurrent deferred income, whereas government incentives earned prior to being received are recognized in current or noncurrent receivables. Cash received from government incentives related to operating expenses is included as an operating activity in the statement of cash flows, whereas cash received from incentives related to the acquisition of property, plant, and equipment is included as an investing activity.

Inventories: Inventories are stated at the lower of average cost or net realizable value. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. When net realizable value (which requires projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories) is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when inventories are actually sold. We review the major characteristics of product type and markets in determining the unit of account for which we perform the lower of average cost or net realizable value analysis and categorize inventories primarily as memory (including DRAM, NAND, and other memory). We remove amounts from inventory and charge such amounts to cost of goods sold on an average cost basis.

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

Research and Development: Costs related to the conceptual formulation and design of products and processes are charged to R&D expense as incurred. Development of a product is deemed complete when it is qualified through reviews and tests for performance and reliability. Subsequent to product qualification, product costs are included in cost of goods sold. Product design and other R&D costs for certain technologies may be shared with a development partner. Amounts from cost-sharing arrangements are reflected as a reduction of R&D expense.

Revenue Recognition: Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

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

Unconsolidated VIE

PTI Xi'an: Powertech Technology Inc. Xi'an ("PTI Xi'an") is a wholly-owned subsidiary of Powertech Technology Inc. ("PTI") and was created to provide assembly services to us at our manufacturing site in Xi'an, China. We do not have an equity interest in PTI Xi'an. PTI Xi'an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We do not have the power to direct the activities of PTI Xi'an that most significantly impact its economic performance, primarily because we do not have governance rights. Therefore, we do not consolidate PTI Xi'an. In connection with our assembly services with PTI, as of August 29, 2019 and August 30, 2018, we had net property, plant, and equipment of $50 million and $63 million, respectively, and capital lease obligations of $47 million and $63 million, respectively.

Consolidated VIE

IMFT: IMFT is a VIE because all of its costs are passed to us and its other member, Intel, through product purchase agreements and because IMFT is dependent upon us or Intel for additional cash requirements. The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities. We consolidate IMFT because we have the power to direct the activities of IMFT that most significantly impact its economic performance and because we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it. In January 2019, we exercised our option to acquire Intel's interest in IMFT. Subsequently, Intel set the closing date to occur on October 31, 2019, at which time IMFT will become a wholly-owned subsidiary. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

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

The effects of ASC 606 to our consolidated statement of operations and balance sheet were as follows:

	Year ended August 29, 2019
	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606
Revenue	$23,406	$(40)	$23,366
Cost of goods sold	12,704	(70)	12,634
Interest expense	(128)	5	(123)
Income tax (provision) benefit	(693)	(19)	(712)
Net income attributable to Micron	6,313	16	6,329

As of August 29, 2019	As Reported	Adjustments	Amounts Without the Effects of Adoption of ASC 606
Receivables	$3,195	$(94)	$3,101
Other current assets	235	(44)	191
Deferred tax assets	837	79	916
Accounts payable and accrued expenses	4,626	6	4,632
Other current liabilities	454	(30)	424
Other noncurrent liabilities	452	(1)	451
Retained earnings	30,761	(34)	30,727

Recently Issued Accounting Standards Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first quarter of 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606, which was August 31, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We do not anticipate the adoption of this ASU to have a material impact to our financial statements.

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

In February 2016, the FASB issued ASU 2016-02 – Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of lease payments. We will adopt the provisions of this ASU under a modified retrospective method at the beginning of 2020 and not recast prior periods. The adoption of this ASU will result in an increase to our consolidated balance sheet of approximately $550 million for operating lease liabilities and right-of-use assets.

Acquisition of Inotera

Through December 6, 2016, we held a 33% ownership interest in Inotera, now known as MTTW, Nanya and certain of its affiliates held a 32% ownership interest, and the remaining ownership interest was publicly held. On December 6, 2016, we acquired the 67% remaining interest in Inotera not owned by us (the "Inotera Acquisition") and began consolidating Inotera's operating results. The cash paid for the Inotera Acquisition was funded, in part, with proceeds from the 2021 MSTW Term Loan and the sale of the Micron Shares (as defined below) to Nanya. Inotera manufactures DRAM products at its 300mm wafer fabrication facility in Taoyuan City, Taiwan. From December 2015 until our acquisition of the remaining interest in Inotera, the price for DRAM products purchased by us was based on a formula that equally shared margin between Inotera and us. Under these agreements, we purchased $504 million of DRAM products in 2017 through the date of our acquisition. SG&A expenses for 2017 and 2016 included transaction costs of $13 million and $3 million, respectively, incurred in connection with the Inotera Acquisition.

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
$5,191

The Inotera Acquisition enhanced our flexibility to drive new technology, optimized the deployment of capital, and enabled us to adapt our product offerings to changes in market conditions. As a result of these synergies, we allocated goodwill of $829 million, $198 million, and $97 million to CNBU, MBU, and EBU, respectively. Goodwill resulting from the Inotera Acquisition is not deductible for Taiwan corporate income tax purposes; however, it is deductible for Taiwan surtax purposes.

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

Year ended	August 31, 2017
Net sales	$20,317
Net income	5,172
Net income attributable to Micron	5,171
Earnings per share
Basic	4.68
Diluted	4.42

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

Cash and Investments

Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

As of	2019				2018
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value
Cash	$2,388	$—	$—	$2,388	$3,223	$—	$—	$3,223
Level 1(2)
Money market funds	3,418	—	—	3,418	2,443	—	—	2,443
Level 2(3)
Certificates of deposits	1,292	13	1	1,306	806	11	2	819
Corporate bonds	—	550	689	1,239	3	172	272	447
Government securities	36	149	232	417	5	63	103	171
Asset-backed securities	—	67	242	309	—	34	96	130
Commercial paper	18	24	—	42	26	16	—	42
	7,152	$803	$1,164	$9,119	6,506	$296	$473	$7,275
Restricted cash(4)	127				81
Cash, cash equivalents, and restricted cash	$7,279				$6,587

(1)	The maturities of long-term marketable securities range from one to four years.

(2)	The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.

(3)
The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of August 29, 2019 or August 30, 2018.

(4)
Restricted cash is included in other noncurrent assets and primarily relates to the MMJ Creditor Payments and government incentives received prior to being earned. The restrictions lapse on the MMJ Creditor Payments upon approval by the trustees and/or Tokyo District Court and for the government incentives upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented. As of August 29, 2019, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	2019	2018
Trade receivables	$2,778	$5,056
Income and other taxes	242	161
Other	175	261
	$3,195	$5,478

Inventories

As of	2019	2018
Finished goods	$757	$815
Work in process	3,825	2,357
Raw materials and supplies	536	423
	$5,118	$3,595

Property, Plant, and Equipment

As of	2019	2018
Land	$352	$345
Buildings (includes $528 and $483, respectively, under capital leases)	10,931	8,680
Equipment(1) (includes $905 and $1,336, respectively, under capital leases)	44,051	38,249
Construction in progress(2)	1,700	1,162
Software	790	655
	57,824	49,091
Accumulated depreciation (includes $733 and $868, respectively, under capital leases)	(29,584)	(25,419)
	$28,240	$23,672

(1)	Included costs related to equipment not placed into service of $2.33 billion as of August 29, 2019 and $1.73 billion as of August 30, 2018.

(2)	Included building-related construction, tool installation, and software costs for assets not placed into service.

Depreciation expense was $5.34 billion, $4.66 billion, and $3.76 billion for 2019, 2018, and 2017, respectively. Interest capitalized as part of the cost of property, plant, and equipment was $103 million, $44 million, and $7 million for 2019, 2018, and 2017, respectively.

Intangible Assets and Goodwill

As of	2019		2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizing assets
Product and process technology	$583	$(243)	$567	$(344)
Non-amortizing assets
In-process R&D	—	—	108	—
Total intangible assets	$583	$(243)	$675	$(344)

Goodwill	$1,228		$1,228

In 2019, 2018, and 2017, we capitalized $91 million, $48 million, and $29 million, respectively, for product and process technology with weighted-average useful lives of 8 years, 10 years, and 11 years, respectively. In 2019, we placed $108 million of in-process R&D in service, which is being amortized on a straight-line basis over six years. Expected amortization expense for our intangible assets is $72 million for 2020, $62 million for 2021, $50 million for 2022, $44 million for 2023, and $40 million for 2024.

Accounts Payable and Accrued Expenses

As of	2019	2018
Accounts payable	$1,677	$1,692
Property, plant, and equipment	1,782	1,238
Salaries, wages, and benefits	695	841
Income and other taxes	309	402
Other	163	201
	$4,626	$4,374

Debt

As of	2019						2018
				Net Carrying Amount				Net Carrying Amount
Instrument	Stated Rate	Effective Rate	Principal	Current	Long-Term	Total(1)	Principal	Current	Long-Term	Total(1)
IMFT Member Debt	N/A	N/A	$693	$693	$—	$693	$1,009	$—	$1,009	$1,009
Capital lease obligations	N/A	4.30%	591	223	368	591	846	310	536	846
MMJ Creditor Payments	N/A	9.76%	206	198	—	198	520	$309	183	492
2024 Notes	4.64%	4.76%	600	—	597	597	—	—	—	—
2025 Notes	5.50%	5.56%	519	—	516	516	519	—	515	515
2026 Notes	4.98%	5.07%	500	—	497	497	—	—	—	—
2027 Notes	4.19%	4.27%	900	—	895	895	—	—	—	—
2029 Notes	5.33%	5.40%	700	—	696	696	—	—	—	—
2030 Notes	4.66%	4.73%	850	—	845	845	—	—	—	—
2032D Notes(2)	3.13%	6.33%	134	—	127	127	143	—	132	132
2033F Notes(2)(3)	2.13%	4.93%	62	196	—	196	107	235	—	235
2043G Notes	3.00%	6.76%	—	—	—	—	1,019	—	682	682
2022 Term Loan B	4.24%	4.65%	—	—	—	—	735	5	720	725
			$5,755	$1,310	$4,541	$5,851	$4,898	$859	$3,777	$4,636

(1)
Net carrying amount is the principal amount less unamortized debt discount and issuance costs. In addition, the net carrying amount as of August 29, 2019 and August 30, 2018 included $135 million and $132 million, respectively, of derivative debt liabilities recognized as a result of our election to settle entirely in cash converted notes with an aggregate principal amount of $44 million and $35 million, respectively.

(2)
Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on June 30, 2019, these notes are convertible by the holders through the calendar quarter ended September 30, 2019. Additionally, the closing price of our common stock also exceeded the thresholds for the calendar quarter ended September 30, 2019; therefore, these notes are convertible by the holders at any time through December 31, 2019.

(3)
Current debt as of August 29, 2019 included an aggregate of $179 million for the settlement obligation (including principal and amounts in excess of principal) for conversions of our 2033F Notes that settled in cash in the first quarter of 2020. The remainder of the 2033F Notes were classified as current as of August 29, 2019 because the terms of these notes require us to pay cash for the principal amount of any converted notes and holders of these notes had the right to convert their notes as of that date.

Our convertible and other senior notes are unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness and are effectively subordinated to all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. As of August 29, 2019, Micron had $4.37 billion of unsecured debt (net of unamortized discount and debt issuance costs), including the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes, 2032D Notes, and 2033F Notes that were structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of our indebtedness generally contain cross payment default and cross acceleration provisions. Micron guarantees certain debt obligations of its subsidiaries but does not guarantee the MMJ Creditor Payments. Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of Micron's other existing and future unsecured indebtedness.

IMFT Member Debt

Pursuant to the terms of the IMFT joint venture agreement, Intel provided debt financing ("IMFT Member Debt") of $1.01 billion to IMFT in 2018. IMFT Member Debt is non-interest bearing and is convertible, at the election of Intel, in whole or in part, into a capital contribution to IMFT. Additionally, to the extent IMFT distributes cash to its members under the terms of the IMFT joint venture agreement, Intel may, at its option, designate any portion of the distribution to be a repayment of IMFT Member Debt. The remaining balance of IMFT Member Debt on October 31, 2019 will be paid by Micron upon the closing of the IMFT transaction as a component of the consideration paid to Intel for their interest in IMFT. As a result, it was classified as current as of August 29, 2019. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Capital Lease Obligations

In 2019, we recorded capital lease obligations aggregating $53 million at a weighted-average effective interest rate of 5.4%, with a weighted-average expected term of ten years. In 2018, we recorded capital lease obligations aggregating $20 million.

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

Under the MMJ Companies' corporate reorganization proceedings, the secured creditors of MMJ recovered 100% of the amount of their fixed claims in six annual installment payments through October 2018 and the unsecured creditors will recover at least 17.4% of the amount of their fixed claims in seven annual installment payments through December 2019. The remaining portion of the unsecured claims of the creditors of MMJ not recovered pursuant to the corporate reorganization proceedings will be discharged, without payment, through December 2019. The following table presents the remaining MMJ Creditor Payment (stated in Japanese yen and U.S. dollars) as of August 29, 2019:

2020	¥21,757	$206
Less unamortized discount	(709)	(8)
	¥21,048	$198

In 2012, we entered into a series of agreements with the corporate reorganization trustees of the MMJ Companies and the MMJ Companies, including supply agreements, research and development services agreements, and general services agreements, which are intended to generate operating cash flows to meet the requirements of the MMJ Companies' businesses, including the funding of the MMJ Creditor Payments.

Senior Unsecured Notes

Our 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes, and 2030 Notes (the "Senior Unsecured Notes") each contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock) to (1) create or incur certain liens, (2) enter into certain sale and lease-back transactions, (3) consolidate with or merge with or into, or convey, transfer or lease all or substantially all of our assets, to another entity, and (4) for our 2025 Notes, create, assume, incur, or guarantee certain additional secured indebtedness and unsecured indebtedness of our domestic restricted subsidiaries. These covenants are subject to a number of limitations and exceptions. If a change in control triggering event occurs, as defined in the indenture governing our Senior Unsecured Notes, we will be required to offer to purchase such notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Redemption at Our Option: We may redeem the 2025 Notes, in whole or in part, at prices above the principal amount that decline over time, as specified in the indenture, together with accrued and unpaid interest. We may redeem all other Senior Unsecured Notes, in whole or in part, at our option prior to their maturity at a price equal to accrued interest plus the present value of the remaining scheduled payments and we may redeem, in whole or in part, at a price equal to par between one and three months prior to maturity.

Convertible Senior Notes

	Holder Put Date(1)	Maturity Date	Conversion Price Per Share	Conversion Price Per Share Threshold(2)	Underlying Shares of Common Stock	Conversion Value in Excess of Principal(3)	Principal Settlement Option(4)
2032D Notes	May 2021	May 2032	$9.98	$12.97	13	$464	Cash and/or shares
2033F Notes(5)	Feb. 2020	Feb. 2033	10.93	14.21	6	190	Cash
					19	$654

(1)	Debt discount and debt issuance costs are amortized through the earliest holder put date.

(2)
Represents 130% of the conversion price per share. If the trading price of our common stock exceeds such threshold for a specified period, holders may convert such notes during a specified period. See "Conversion Rights" below.

(3)	Based on the trading price of our common stock of $44.67 as of August 29, 2019.

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

(5)	Holders may put their notes to us on February 15, 2020 and on February 15, 2023.

Conversion Rights: Holders of our convertible notes may convert their notes under the following circumstances: (1) if the notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (see "Conversion Price Per Share Threshold" in the table above); (3) if the trading price of the notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the notes during the periods specified in the indentures; (4) if specified distributions or corporate events occur, as set forth in the indenture for the notes; or (5) during the last three months prior to the maturity date of the notes. For the calendar quarter ended September 30, 2019, the closing price of our common stock exceeded 130% of the conversion price for each series of our convertible notes; therefore, those notes are convertible by the holders through December 31, 2019.

In August 2019, holders of our 2033F Notes with an aggregate principal amount of $44 million converted their notes, which were settled in cash the first quarter of 2020. As a result of our election to settle all amounts due upon conversion in cash for these notes, such settlement obligations became derivative debt liabilities in 2019 subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the dates of our elections to settle the conversions in cash, we reclassified the fair values of the equity components of each of the converted notes from additional capital to derivative debt liabilities within current debt in our consolidated balance sheet. The net carrying amount for 2019 included $179 million for the fair values of the derivative debt liabilities as of August 29, 2019. The 20 consecutive trading day period ended in the first quarter of 2020, and we settled the conversion for $192 million in cash.

Cash Redemption at Our Option: We may redeem our convertible notes under the circumstances listed in the table below. The redemption price for the notes will equal the principal amount at maturity plus accrued and unpaid interest.

	Conditional Redemption Period at Our Option(1)	Unconditional Redemption Period at Our Option	Redemption Period Requiring Make-Whole
2032D Notes	On or after May 1, 2017	On or after May 4, 2021	Prior to May 4, 2021(2)
2033F Notes	N/A	On or after Feb. 20, 2020	N/A

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

Cash Repurchase at the Option of the Holders: We may be required by the holders of our convertible notes to repurchase for cash all or a portion of the notes on the "Holder Put Date" listed in the table above. The repurchase price would equal the principal amount plus accrued and unpaid interest. Also, upon a change in control or a termination of trading, as defined in the respective indentures, holders of our convertible notes may require us to repurchase for cash all or a portion of their notes.

Other: Interest expense for our convertible notes consisted of contractual interest of $21 million, $44 million, and $51 million for 2019, 2018, and 2017, respectively, and amortization of discount and issuance costs of $14 million, $32 million, and $37 million for 2019, 2018, and 2017, respectively. As of August 29, 2019 and August 30, 2018, the carrying amounts of the equity components of our convertible notes, which are included in additional capital, were $29 million and $208 million, respectively.

Credit Facility

In July 2018, we entered into a credit agreement providing a committed revolving credit facility that matures in July 2023. On November 27, 2018, we amended the credit agreement to increase the amount available to draw under the revolving credit facility from $2.0 billion to $2.5 billion. On July 9, 2019, we entered into an incremental amendment to the credit agreement to obtain a term loan facility for up to $1.25 billion of financing. We suspended the security interest in the collateral under the credit agreement in 2019 upon satisfying the requirements under the credit agreement, including achieving specified credit ratings and prepayment of the 2022 Term Loan B; however, the security interest would be automatically reinstated upon a decline below a certain level in our corporate credit rating. If the security interest is reinstated, any amounts drawn under the credit agreement would be collateralized by substantially all of the assets of Micron and MSP, subject to certain permitted liens.

Borrowings under either the revolving credit facility or the term loan facility will generally bear interest at a rate equal to LIBOR plus 1.25% to 2.00%, depending on our corporate credit ratings or leverage ratio. We may elect to convert outstanding revolving or term loan interest to other variable-rate indexes. The term loan facility may be drawn in a single advance prior to November 9, 2019. If drawn, the term loan matures on the fifth anniversary of the funding date of the term loan. Principal payments are due annually in an amount equal to 5.0% of the initial aggregate principal amount with the balance due at maturity. As of August 29, 2019, there were no outstanding amounts drawn under either the revolving credit facility or the term loan facility.

Under the terms of the credit agreement, we must maintain ratios, calculated as of the last day of each fiscal quarter, of total indebtedness to adjusted EBITDA not to exceed 2.75 to 1.00 and adjusted EBITDA to net interest expense of not less than 3.50 to 1.00. The credit agreement contains other covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur, or guarantee certain additional secured indebtedness and unsecured indebtedness of our restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer, lease, or otherwise dispose of all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

Debt Activity

The table below presents the effects of issuances, prepayments, and conversions of debt in 2019. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Decrease in Equity	Gain (Loss)
Issuances
2024 Notes(1)	$600	$597	$597	$—	$—
2026 Notes(1)	500	497	497	—	—
2027 Notes(2)	900	895	895	—	—
2029 Notes(1)	700	695	695	—	—
2030 Notes(2)	850	845	845	—	—
Prepayments
2022 Term Loan B	(728)	(721)	(728)	—	(7)
Settled conversions
2032D Notes	(10)	(9)	(35)	(28)	2
2033F Notes	(45)	(175)	(192)	(28)	11
2043G Notes	(1,019)	(691)	(1,426)	(326)	(400)
Conversions not settled
2033F Notes(3)	—	135	—	(133)	(2)
	$1,748	$2,068	$1,148	$(515)	$(396)

(1)	Issued February 6, 2019.

(2)	Issued July 12, 2019.

(3)
As of August 29, 2019, an aggregate of $44 million principal amount of our 2033F Notes (with a carrying value of $179 million) had converted but not settled. These notes settled in the first quarter of 2020 for $192 million in cash.

In 2018, we repurchased or redeemed $6.96 billion of principal amount of notes (carrying value of $6.93 billion) for an aggregate of $9.42 billion in cash and 4 million shares of our treasury stock. As of August 30, 2018, an aggregate of $35 million principal amount of our 2033F Notes (with a carrying value of $165 million) had converted but not settled. These notes settled in 2019 for $153 million in cash and the effect of the settlement is included in the table above. In connection with these transactions, we recognized aggregate non-operating losses of $385 million in 2018.

In 2017, we repurchased or redeemed $1.55 billion of principal amount of notes (carrying value of $1.54 billion) for an aggregate of $1.63 billion in cash. In connection with these transactions, we recognized aggregate non-operating losses of $94 million in 2017.

Maturities of Notes Payable and Future Minimum Lease Payments

As of August 29, 2019, maturities of notes payable (including the MMJ Creditor Payments) and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations
2020	$1,095	$248
2021	134	107
2022	—	73
2023	—	48
2024	600	37
2025 and thereafter	3,469	189
Unamortized discounts and interest, respectively	(38)	(111)
	$5,260	$591

Commitments

As of August 29, 2019, we had commitments of approximately $7.6 billion of purchase obligations, a substantial majority of which will be due within five years. Purchase obligations include payments for the acquisition of property, plant, and equipment, and other goods or services of either a fixed or minimum quantity.

We lease certain facilities and equipment under operating leases, for which expense was $93 million, $63 million, and $52 million for 2019, 2018, and 2017, respectively. Minimum future operating lease commitments as of August 29, 2019 were as follows:

2020	$54
2021	64
2022	63
2023	59
2024	53
2025 and thereafter	459
$752

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

On August 12, 2014, MLC Intellectual Property, LLC filed a patent infringement action against Micron in the United States District Court for the Northern District of California. The complaint alleges that Micron infringes a single U.S. patent and seeks damages, attorneys' fees, and costs.

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

On December 15, 2014, Innovative Memory Solutions, Inc. ("IMS") filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware. The complaint alleges that a variety of our NAND products infringe eight U.S. patents and seeks damages, attorneys' fees, and costs. On July 23, 2018, IMS served a patent infringement complaint on Micron Semiconductor (Deutschland) GmbH and Micron Europe Limited in the Regional Court, Mannheim, Germany alleging that products including our SSDs infringe a European patent. The complaint seeks unspecified damages and an order forbidding Micron Semiconductor (Deutschland) GmbH and Micron Europe Limited from offering to sell, using, and importing the accused products. On June 7, 2019, the Regional Court found no infringement and dismissed the case. On August 31, 2018, Micron was served with a complaint filed by IMS in Shenzhen Intermediate People's Court in Guangdong Province, China. The complaint alleges that certain of our NAND flash products infringe a Chinese patent. The complaint seeks an order requiring Micron to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages of 1 million Chinese yuan plus expenses.

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

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and two additional complaints filed by UMC in the Fuzhou Court. The three additional complaints allege that MSS infringes three Chinese patents by manufacturing and selling certain Crucial MX300 SSDs and certain GDDR5 memory chips. The two complaints filed by UMC each seek an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China, to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages for each complaint of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua seeks an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred. On October 9, 2018, UMC withdrew its complaint that alleged MSS infringed a Chinese patent by manufacturing and selling certain GDDR5 memory chips.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda's insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., ("Micron B.V."), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera (the "Inotera Shares"), representing approximately 18% of Inotera's outstanding shares as of August 29, 2019, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda's claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda's obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court's decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed two independent experts to perform an evaluation of Dr. Jaffé's claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed experts issued their report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the experts for supplemental expert opinion.

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purport to be on behalf of a nationwide class of indirect purchasers of DRAM products. The complaints assert claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to February 1, 2018, and seek treble monetary damages, costs, interest, attorneys' fees, and other injunctive and equitable relief. On September 3, 2019, the District Court granted Micron's motion to dismiss and allowed plaintiffs the opportunity to file an amended complaint.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. The lawsuits purport to be on behalf of a nationwide class of direct purchasers of DRAM products. The complaints assert claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to February 1, 2018, and seek treble monetary damages, costs, interest, attorneys' fees, and other injunctive and equitable relief.

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

Securities Matters

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seek compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019.

On March 5, 2019, a shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The allegations are based on, among other things, purported false and misleading statements regarding anticompetitive behavior in the DRAM industry. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints have subsequently been filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho.

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

Redeemable Convertible Notes

Under the terms of the indentures governing our 2033F Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted. To the extent the conversion value exceeds the principal amount, we could pay cash, shares of common stock, or a combination thereof, at our option, for the amount of such excess. The closing price of our common stock met the threshold for conversion and our 2033F Notes were convertible by their holders as of August 29, 2019 and August 30, 2018. As a result, the balance of these notes was classified as current debt and the difference between the principal amount and the carrying value was classified as redeemable convertible notes.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest reflects 100,000 preferred shares authorized and issued by Micron Semiconductor Asia Operations Pte. Ltd. ("MSAO") in 2018 for proceeds, net of issuance related costs, of $97 million. Holders of the preferred shares are entitled to receive a cumulative dividend of 7.75% per annum, to be paid from the profits of MSAO on the last day of each quarter and a liquidation preference senior to MSAO's common shares. We recognize the accrued dividend in net income attributable to noncontrolling interests. Holders may require us to purchase their shares after August 29, 2028, and we have the right to reacquire the shares during the period beginning August 31, 2020 through August 29, 2026, each for par value per share plus accrued dividends.

Equity

Micron Shareholders' Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock beginning in fiscal 2019. We may purchase shares on a discretionary basis through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions and our ongoing determination of the best use of available cash. The repurchase authorization does not obligate us to acquire any common stock. In 2019, we repurchased 67 million shares of our common stock for $2.66 billion under an accelerated share repurchase agreement, Rule 10b5-1 plans, and through open market repurchases. The shares were recorded as treasury stock.

Common Stock Issuance: In 2018, we issued 34 million shares of our common stock for $41.00 per share in a public offering, for net proceeds of $1.36 billion, net of underwriting fees and other offering costs.

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

Outstanding Capped Calls: In connection with our 2033F Notes, we entered into the 2033F Capped Calls, which cover, subject to anti-dilution adjustments similar to those contained in the 2033F Notes, 27 million shares of common stock and are intended to reduce the effect of potential dilution. The 2033F Capped Calls have an initial strike price of $10.93, subject to certain adjustments, which equals the conversion price of the 2033F Notes, a cap price of $14.51, and provide for our receipt of cash or shares, at our election, from our counterparties if the trading price of our stock is above the strike prices on the expiration dates. The 2033F Capped Calls expire on various dates between January 2020 and February 2020. As of August 29, 2019, the dollar value of cash or shares that we would receive from our 2033F Capped Calls upon their expiration dates range from $0, if the trading price of our stock is below the strike prices at expiration, to $98 million, if the trading price of our stock is at or above the cap prices. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

Expiration of Capped Calls: In 2018, we share-settled certain capped calls upon their expirations, and received 9 million shares, equal to a value of $429 million. In 2017, we cash-settled and share-settled certain capped calls upon their expirations, and received $125 million in cash and 4 million shares, equal to a value of $67 million. The amounts received upon settlement were based on volume-weighted-average trading prices of our stock at the expiration dates. The shares received in all periods were recorded as treasury stock.

Accumulated Other Comprehensive Income: Changes in accumulated other comprehensive by component for the year ended August 29, 2019 were as follows:

	Pension Liability Adjustments	Gains (Losses) on Derivative Instruments	Cumulative Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Total
As of August 30, 2018	$10	$2	$—	$(2)	$10
Other comprehensive income	(13)	(3)	(1)	14	(3)
Amount reclassified out of accumulated other comprehensive income	4	—	—	(3)	1
Tax effects	3	—	—	(2)	1
Other comprehensive income	(6)	(3)	(1)	9	(1)
As of August 29, 2019	$4	$(1)	$(1)	$7	$9

Noncontrolling Interests in Subsidiaries

As of	2019		2018
	Balance	Percentage	Balance	Percentage
IMFT	$889	49%	$853	49%
Other	—	—	17	Various
	$889		$870

IMFT: Since 2006, we have owned 51% of IMFT, a joint venture between us and Intel. IMFT is governed by a Board of Managers, for which the number of managers appointed by each member varies based on the members' respective ownership interests. IMFT manufactures semiconductor products exclusively for its members under a long-term supply agreement at prices approximating cost. In 2018, IMFT discontinued production of NAND and subsequent to that time manufactured 3D XPoint memory. In 2018, we announced that we and Intel will no longer jointly develop 3D XPoint technology beyond the second generation and we substantially completed this cost-sharing arrangement in the first quarter of 2020. IMFT sales to Intel were $731 million, $507 million, and $493 million for 2019, 2018, and 2017, respectively.

IMFT's capital requirements are generally determined based on an annual plan approved by the members, and capital contributions to IMFT are requested as needed. Capital requests are made to the members in proportion to their then-current ownership interest. Members may elect to not contribute their proportional share, and in such event, the contributing member may elect to contribute any amount of the capital request, either in the form of an equity contribution or member debt financing. Under the supply agreement, the members have rights and obligations to the capacity of IMFT in proportion to their investment, including member debt financing. Any capital contribution or member debt financing results in a proportionate adjustment to the sharing of output on an eight-month lag. Pursuant to the terms of the IMFT joint venture agreement, Intel provided debt financing of $1.01 billion to IMFT in 2018 and IMFT repaid $316 million to Intel in 2019. As of August 29, 2019, current debt included $693 million of IMFT Member Debt. Members pay their proportionate share of fixed costs associated with IMFT's capacity.

In January 2019, we exercised our option to acquire Intel's interest in IMFT. Subsequently, Intel set the closing date to occur on October 31, 2019, at which time IMFT will become a wholly-owned subsidiary. In the first quarter of 2020, we expect to pay Intel approximately $1.4 billion in cash for Intel's noncontrolling interest in IMFT and IMFT member debt. Pursuant to the terms of the IMFT wafer supply agreement, Intel notified us of its election to receive supply from IMFT from the closing date through April 2020 at a volume equal to approximately 50% of their volume from IMFT in the six-month period prior to closing.

Creditors of IMFT have recourse only to IMFT's assets and do not have recourse to any other of our assets. The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets:

As of	2019	2018
Assets
Cash and equivalents	$130	$91
Receivables	128	126
Inventories	124	114
Other current assets	9	8
Total current assets	391	339
Property, plant, and equipment	2,235	2,641
Other noncurrent assets	38	45
Total assets	$2,664	$3,025

Liabilities
Accounts payable and accrued expenses	$118	$138
Current debt	696	20
Other current liabilities	37	9
Total current liabilities	851	167
Long-term debt	53	1,064
Other noncurrent liabilities	5	74
Total liabilities	$909	$1,305
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Fair Value Measurements

Substantially all of our marketable debt and equity investments were classified as available-for-sale and carried at fair value. Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of our outstanding debt instruments (excluding the carrying value of equity and mezzanine equity components of our convertible notes) were as follows:

As of	2019		2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes and MMJ Creditor Payments	$5,194	$4,937	$2,798	$2,741
Convertible notes	852	323	3,124	1,049

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

Other operating (income) expense, net included unrealized losses primarily from semiconductor equipment held for sale of $82 million in 2019. The fair values were based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment (Level 3). As of August 29, 2019, assets held for sale were not material.

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Current Assets(1)	Current Liabilities(2)
As of August 29, 2019
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$146	$1	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,871	1	(9)
Convertible notes settlement obligation(3)		—	(179)
		1	(188)

		$2	$(188)

As of August 30, 2018
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$538	$—	$(13)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,919	14	(10)
Convertible notes settlement obligation(3)		—	(167)
		14	(177)

		$14	$(190)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.

(3)	Notional amounts of convertible notes settlement obligations as of August 29, 2019 and August 30, 2018 were 4 million and 3 million shares of our common stock, respectively.

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

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures. We recognized losses of $3 million and $17 million and gains of $15 million for 2019, 2018, and 2017, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were material in 2019, 2018, or 2017. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not material.

Fair Value Hedges: In 2018, we utilized fair value hedges for our exposure from changes in currency exchange rates for certain monetary assets and liabilities. The effects of fair value hedges on our consolidated statements of operations were as follows:

Other Non-Operating Income (Expense)
For the year ended	2018
Loss on remeasurement of hedged assets and liabilities	$(25)
Gain on derivatives designated as hedged instruments	25
Amortization of amounts excluded from hedge effectiveness	(32)
$(32)

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized losses of $32 million, $38 million, and $45 million for 2019, 2018, and 2017, respectively.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See "Debt" note.) We recognized losses of $58 million and $124 million for 2019 and 2018, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations. Recognized gains and losses for 2017 were not material.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of August 29, 2019 and August 30, 2018, amounts netted under our master netting arrangements were not material.

Equity Plans

As of August 29, 2019, 108 million shares of our common stock were available for future awards under our equity plans, including 29 million shares approved for issuance under our employee stock purchase plan ("ESPP").

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of August 29, 2019, there were 16 million shares of Restricted Stock Awards outstanding, 14 million of which contained only service conditions. For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth or one-third increments during each year of employment after the grant date. Restrictions lapse on Restricted Stock granted in 2019 with performance or market conditions over a three-year period if conditions are met. At the end of the performance period, the number of actual shares to be awarded will vary between 0% and 200% of target amounts, depending upon the achievement level. Restricted Stock Awards activity for 2019 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of August 30, 2018	15	$25.18
Granted	9	41.11
Restrictions lapsed	(6)	24.22
Canceled	(2)	24.79
Outstanding as of August 29, 2019	16	34.72

For the year ended	2019	2018	2017
Restricted stock award shares granted	9	4	8
Weighted-average grant-date fair value per share	$41.11	$42.48	$18.77
Aggregate vesting-date fair value of shares vested	$248	$259	$115

Stock Options

Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options issued after February 2014 expire eight years from the date of grant. Options issued prior to February 2014 expire six years from the date of grant. Option activity for 2019 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of August 30, 2018	18	$23.38
Granted	—	44.30
Exercised	(5)	17.50
Canceled or expired	(1)	22.60
Outstanding as of August 29, 2019	12	25.94	4.3	$220

Exercisable as of August 29, 2019	7	$25.37	3.7	$143
Unvested as of August 29, 2019	5	26.94	5.5	77

The total intrinsic value was $108 million, $446 million, and $198 million for options exercised in 2019, 2018, and 2017, respectively.

Stock options granted and assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2019	2018	2017
Stock options granted	—	2	8
Weighted-average grant-date fair value per share	$19.50	$18.65	$8.68
Average expected life in years	5.4	5.5	5.5
Weighted-average expected volatility	44.0%	44.0%	46.0%
Weighted-average risk-free interest rate	2.9%	2.2%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%

Stock price volatility was based on an average of historical volatility and the implied volatility derived from traded options on our stock. The expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options. The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date.

Employee Stock Purchase Plan

Our employee stock purchase plan ("ESPP") was offered to substantially all employees beginning in August 2018 and permits eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of our common stock on either the first or last day of each six-month offering period. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees' purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2019	2018
Weighted-average grant-date fair value per share	$11.60	$14.55
Average expected life in years	0.5	0.5
Weighted-average expected volatility	45.0%	43.0%
Weighted-average risk-free interest rate	2.2%	2.2%
Expected dividend yield	0.0%	0.0%

Employees purchased 3 million shares of common stock for $95 million in 2019 under the ESPP.

Stock-based Compensation Expense

For the year ended	2019	2018	2017
Stock-based compensation expense by caption
Cost of goods sold	$102	$83	$88
Selling, general, and administrative	73	61	75
Research and development	68	54	52
	$243	$198	$215

Stock-based compensation expense by type of award
Restricted stock awards	$178	$140	$144
Stock options	33	55	71
ESPP	32	3	—
	$243	$198	$215

The income tax benefit related to share-based compensation was $66 million, $158 million and $97 million for 2019, 2018 and 2017, respectively. The income tax benefits related to share-based compensation for the periods presented prior to the second quarter of 2018 were offset by an increase in the U.S. valuation allowance. Stock-based compensation expense of $30 million and $19 million was capitalized and remained in inventory as of August 29, 2019 and August 30, 2018, respectively. As of August 29, 2019, $439 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the fourth quarter of 2023, resulting in a weighted-average period of 1.3 years.

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites. Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees

We have a 401(k) retirement plan under which U.S. employees may contribute up to 75% of their eligible pay, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in our stock. We match in cash eligible contributions from employees up to 5% of the employee's annual eligible earnings. Contribution expense for the 401(k) plan was $67 million, $61 million, and $52 million in 2019, 2018, and 2017, respectively.

Retirement Plans

We have pension plans in various countries available to local employees which are generally government mandated. As of August 29, 2019, the projected benefit obligations of our plans were $206 million and plan assets were $195 million. As of August 30, 2018, the projected benefit obligations of our plans were $190 million and plan assets were $171 million. Pension expense was not material for 2019, 2018, or 2017.

Revenue and Contract Liabilities

Revenue by product type was as follows:

For the year ended	2019	2018	2017
DRAM	$15,247	$21,232	$12,963
NAND(1)	6,946	7,897	6,585
Other (primarily 3D XPoint memory and NOR)	1,213	1,262	774
	$23,406	$30,391	$20,322

(1)	MCP revenue is reported within NAND.

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. Revenue and interest expense associated with contract liabilities for the time value of advance payments was not material in any period presented. As of August 29, 2019, our future performance obligations beyond one year were not material. Contract liabilities were as follows:

As of	August 29, 2019	Opening Balance as of August 31, 2018
Contract liabilities from customer advances	$61	$235
Other contract liabilities	69	113
	$130	$348

Revenue recognized during 2019 from the opening balance was $273 million, primarily from shipments against customer advances, which was partially offset by new customer advances.

As of August 29, 2019, other current liabilities included $326 million for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Research and Development

We share the cost of certain product and process development activities with development partners. Our R&D expenses were reduced by $60 million, $201 million, and $213 million for 2019, 2018, and 2017, respectively, pursuant to reimbursements under these arrangements.

We have had agreements to jointly develop NAND and 3D XPoint technologies with Intel. In 2018, we and Intel agreed to independently develop subsequent generations of 3D NAND and we substantially completed this cost-sharing arrangement in the third quarter of 2019. In 2018, we announced that we and Intel will no longer jointly develop 3D XPoint technology beyond the second generation and we substantially completed this cost-sharing arrangement in the first quarter of 2020.

Other Operating (Income) Expense, Net

For the year ended	2019	2018	2017
(Gain) loss on disposition of property, plant, and equipment	$43	$(96)	$(22)
Restructure and asset impairments	(29)	28	18
Other	35	11	5
	$49	$(57)	$1

Restructure and asset impairments primarily relate to our continued emphasis to centralize certain key functions. In addition, in 2019, we finalized the sale of our 200mm fabrication facility in Singapore and recognized restructure gains of $128 million. In 2017, we recognized net restructure gains of $15 million related to the sale of our Lexar assets; our assets associated with our 200mm fabrication facility in Singapore; and our 40% ownership interest in Tera Probe, Inc and assembly and test facility located in Akita, Japan.

Other Non-Operating Income (Expense), Net

For the year ended	2019	2018	2017
Loss on debt prepayments, repurchases, and conversions	$(396)	$(385)	$(100)
Loss from changes in currency exchange rates	(9)	(75)	(74)
Gain on remeasurement of previously-held equity interest in Inotera	—	—	71
Other	—	(5)	(9)
	$(405)	$(465)	$(112)

Income Taxes

On December 22, 2017, the United States enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which imposed a one-time transition tax in 2018 (the "Repatriation Tax") and, beginning in 2019, created a new minimum tax on certain foreign earnings (the "Foreign Minimum Tax"). In connection with the provisions of the Tax Act, we made an accounting policy election to treat the Foreign Minimum Tax provision as a period cost in the period the tax is incurred. SEC Staff Accounting Bulletin No. 118 ("SAB 118") allowed the use of provisional amounts (reasonable estimates) if the analyses of the impacts of the Tax Act had not been completed when financial statements were issued. During 2019, we finalized the computations of the income tax effects of the Tax Act. As such, in accordance with SAB 118, our accounting for the effects of the Tax Act is complete.

Our income tax (provision) benefit consisted of the following:

For the year ended	2019	2018	2017
Income (loss) before income taxes, net income (loss) attributable to noncontrolling interests, and equity in net income (loss) of equity method investees
U.S.	$(67)	$141	$(56)
Foreign	7,115	14,166	5,252
	$7,048	$14,307	$5,196

Income tax (provision) benefit
Current
U.S. federal	$(36)	$(54)	$—
State	(2)	1	(1)
Foreign	(319)	(374)	(152)
	(357)	(427)	(153)
Deferred
U.S. federal	(146)	232	—
State	91	101	—
Foreign	(281)	(74)	39
	(336)	$259	39

Income tax (provision) benefit	$(693)	$(168)	$(114)

The table below reconciles our tax (provision) benefit based on the U.S. federal statutory rate to our effective rate:

For the year ended	2019		2018		2017
U.S. federal income tax (provision) benefit at statutory rate	$(1,480)	21.0%	$(3,677)	25.7%	$(1,819)	35.0%
Foreign tax rate differential	993	(14.1)%	2,606	(18.2)%	1,600	(30.8)%
U.S. tax on foreign operations	(327)	4.6%	(20)	0.1%	(37)	0.7%
Repatriation Tax related to the Tax Act	(10)	0.1%	(1,049)	7.3%	—	—%
Remeasurement of deferred tax assets and liabilities related to the Tax Act	—	—%	(179)	1.3%	—	—%
Change in valuation allowance	(40)	0.6%	2,079	(14.5)%	64	(1.2)%
State taxes, net of federal benefit	102	(1.4)%	(84)	0.6%	—	—%
Research and development tax credits	118	(1.7)%	90	(0.6)%	66	(1.3)%
Other	(49)	0.7%	66	(0.5)%	12	(0.2)%
Income tax (provision) benefit	$(693)	9.8%	$(168)	1.2%	$(114)	2.2%

Measurement period adjustments in 2019 included $47 million of benefit for the Repatriation Tax, net of adjustments related to uncertain tax positions. Provisional estimates for 2018 in the table above included $1.34 billion of benefit for the release of the valuation allowance on the net deferred tax assets of our U.S. operations and $1.03 billion of provision for the Repatriation Tax, net of adjustments related to uncertain tax positions.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $756 million (benefiting our diluted earnings per share by $0.66) for 2019, by $1.96 billion ($1.59 per diluted share) for 2018, and by $742 million ($0.64 per diluted share) for 2017.

A provision has been recognized for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to be subject to additional foreign withholding or state income tax. As of August 29, 2019, we had a deferred tax liability of $10 million associated with our undistributed earnings. Certain non-U.S. subsidiaries had cumulative undistributed earnings of $2.84 billion that were deemed to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consist of the following:

As of	2019	2018
Deferred tax assets
Net operating loss and tax credit carryforwards	$1,045	$1,417
Accrued salaries, wages, and benefits	122	163
Property, plant, and equipment	80	—
Other	110	115
Gross deferred tax assets	1,357	1,695
Less valuation allowance	(277)	(228)
Deferred tax assets, net of valuation allowance	1,080	1,467

Deferred tax liabilities
Product and process technology	(138)	(62)
Property, plant, and equipment	—	(173)
Other	(109)	(213)
Deferred tax liabilities	(247)	(448)

Net deferred tax assets	$833	$1,019

Reported as
Deferred tax assets	$837	$1,022
Deferred tax liabilities (included in other noncurrent liabilities)	(4)	(3)
Net deferred tax assets	$833	$1,019

We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of August 29, 2019, and August 30, 2018, we had a valuation allowance of $277 million and $228 million, respectively, against our net deferred tax assets, primarily related to net operating loss carryforwards in Japan. Changes in 2019 in the valuation allowance were due to adjustments based on management's assessment of tax credits and net operating losses that are more likely than not to be realized.

As of August 29, 2019, our federal, state, and foreign net operating loss carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Expiration	U.S. Federal	State	Japan	Taiwan	Other Foreign	Total
2020 - 2024	$—	$48	$969	$309	$4	$1,330
2025 - 2029	—	404	524	4	12	944
2030 - 2034	—	296	—	—	—	296
2035 - 2039	5	72	—	—	—	77
Indefinite	—	1	—	241	8	250
	$5	$821	$1,493	$554	$24	$2,897

As of August 29, 2019, our federal and state tax credit carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	U.S. Federal	State	Total
2020 - 2024	$—	$55	$55
2025 - 2029	—	58	58
2030 - 2034	3	113	116
2035 - 2039	350	4	354
Indefinite	—	75	75
	$353	$305	$658

Below is a reconciliation of the beginning and ending amount of our unrecognized tax benefits:

For the year ended	2019	2018	2017
Beginning unrecognized tax benefits	$261	$327	$304
Increases related to tax positions from prior years	124	—	—
Increases related to tax positions taken in current year	44	68	15
Decreases related to tax positions from prior years	(46)	(126)	—
Settlements with tax authorities	—	(8)	(47)
Increases due to the Inotera Acquisition	—	—	54
Other	—	—	1
Ending unrecognized tax benefits	$383	$261	$327

As of August 29, 2019, gross unrecognized tax benefits were $383 million, substantially all of which would affect our effective tax rate in the future, if recognized. The amount accrued for interest and penalties related to uncertain tax positions was not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. Our U.S. federal and state tax returns remain open to examination for 2015 through 2019. In addition, tax returns that remain open to examination in Japan range from the years 2013 to 2019 and in Singapore and Taiwan from 2014 to 2019. We believe that adequate amounts of taxes and related interest and penalties have been provided, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations, or financial condition.

Earnings Per Share

For the year ended	2019	2018	2017
Net income attributable to Micron – Basic	$6,313	$14,135	$5,089
Assumed conversion of debt	(12)	—	—
Net income attributable to Micron – Diluted	$6,301	$14,135	$5,089

Weighted-average common shares outstanding – Basic	1,114	1,152	1,089
Dilutive effect of equity plans and convertible notes	29	77	65
Weighted-average common shares outstanding – Diluted	1,143	1,229	1,154

Earnings per share
Basic	$5.67	$12.27	$4.67
Diluted	5.51	11.51	4.41

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

For the year ended	2019	2018	2017
Equity plans	8	3	21
Convertible notes	—	—	26

Segment Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit ("CNBU"): Includes memory products sold into client, cloud server, enterprise, graphics, and networking markets.
Mobile Business Unit ("MBU"): Includes memory products sold into smartphone and other mobile-device markets.
Storage Business Unit ("SBU"): Includes SSDs and component-level solutions sold into enterprise and cloud, client, and consumer storage markets as well as other discrete storage products sold in component and wafer forms to the removable storage markets and sales of 3D XPoint memory.
Embedded Business Unit ("EBU"): Includes memory and storage products sold into automotive, industrial, and consumer markets.

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments. As of August 29, 2019 and August 30, 2018, CNBU, MBU, SBU, and EBU had goodwill of $832 million, $198 million, $101 million, and $97 million, respectively.

For the year ended	2019	2018	2017
Revenue
CNBU	$9,968	$15,252	$8,624
MBU	6,403	6,579	4,424
SBU	3,826	5,022	4,514
EBU	3,137	3,479	2,695
All Other	72	59	65
	$23,406	$30,391	$20,322

Operating income (loss)
CNBU	$4,645	$9,773	$3,755
MBU	2,606	3,033	927
SBU	(386)	964	552
EBU	923	1,473	975
All Other	13	—	23
	7,801	15,243	6,232

Unallocated
Stock-based compensation	(243)	(198)	(215)
Employee severance	(116)	—	—
Start-up and preproduction costs	(58)	—	—
Restructure and asset impairments	32	(28)	(18)
Flow-through of Inotera inventory step up	—	—	(107)
Other	(40)	(23)	(24)
	(425)	(249)	(364)

Operating income	$7,376	$14,994	$5,868

Depreciation and amortization expense included in operating income was as follows:

For the year ended	2019	2018	2017
CNBU	$1,833	$1,755	$1,344
MBU	1,235	1,077	926
SBU	1,555	1,295	1,083
EBU	748	603	484
All Other	27	18	13
Unallocated	26	11	11
	$5,424	$4,759	$3,861

Certain Concentrations

Markets with concentrations of revenue were approximately as follows:

For the year ended	2019	2018	2017
Mobile	25%	20%	20%
Client and graphics	20%	25%	20%
Enterprise and cloud server	20%	25%	15%
SSDs and other storage	15%	15%	20%
Automotive, industrial, and consumer	15%	10%	15%

Revenue from Huawei Technologies Co. Ltd. was 12% of total revenue for 2019. Revenue from Kingston Technology Company, Inc. was 11% of total revenue for 2019 and 10% of total revenue for 2018 and 2017. No other customer exceeded 10% of our total revenue. Our sales to Huawei were included in our MBU, CNBU, SBU, and EBU segments and our sales to Kingston were included in our CNBU, MBU, and SBU segments.

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

Geographic Information

Revenue based on the geographic location of our customer's headquarters was as follows:

For the year ended	2019	2018	2017
United States	$12,451	$17,116	$11,359
Mainland China (excluding Hong Kong)	3,595	3,607	1,539
Taiwan	2,703	3,918	2,892
Hong Kong	1,614	1,761	1,429
Other Asia Pacific	1,032	1,458	1,078
Japan	958	1,265	1,042
Other	1,053	1,266	983
	$23,406	$30,391	$20,322

We ship our products to locations specified by our customers and, as a result, customers may have headquarters in one location with global supply chain and operations in other locations. Our customers may request we deliver products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses. Based on the ship-to locations specified by our customers, revenue from sales into China (including Hong Kong) accounted for 53%, 57%, and 51% of total revenue in 2019, 2018, and 2017, respectively; revenue from sales into Taiwan accounted for 13%, 9%, and 13% of total revenue in 2019, 2018, and 2017, respectively; and revenue from sales into the United States accounted for 11%, 12%, and 14% of total revenue in 2019, 2018, and 2017, respectively.

Net property, plant, and equipment by geographic area was as follows:

As of	2019	2018
Taiwan	$9,397	$7,640
Singapore	7,986	6,933
Japan	5,202	3,451
United States	5,048	5,113
China	370	398
Other	237	137
	$28,240	$23,672

Quarterly Financial Information (Unaudited)
(in millions, except per share amounts)

2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$4,870	$4,788	$5,835	$7,913
Gross margin	1,395	1,828	2,864	4,615
Operating income	650	1,010	1,957	3,759
Net income	586	851	1,625	3,296
Net income attributable to Micron	561	840	1,619	3,293

Earnings per share
Basic	$0.51	$0.76	$1.45	$2.91
Diluted	0.49	0.74	1.42	2.81

2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$8,440	$7,797	$7,351	$6,803
Gross margin	5,151	4,723	4,270	3,747
Operating income	4,377	3,953	3,567	3,097
Net income	4,326	3,823	3,311	2,678
Net income attributable to Micron	4,325	3,823	3,309	2,678

Earnings per share
Basic	$3.73	$3.30	$2.86	$2.36
Diluted	3.56	3.10	2.67	2.19

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Micron Technology, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Micron Technology, Inc. and its subsidiaries (the "Company") as of August 29, 2019 and August 30, 2018, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended August 29, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 29, 2019 as listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of August 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 29, 2019 and August 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories (Finished goods and Work in process)

As described in the Significant Accounting Policies and Inventories notes to the consolidated financial statements, determining the net realizable value of the Company's net inventories involves significant judgments, including projecting future average selling prices and future sales volumes. As of August 29, 2019, the Company had a net inventory balance for finished goods and work in process inventory totaling approximately $4.6 billion.

The principal considerations for our determination that performing procedures relating to the valuation of finished goods and work in process inventories is a critical audit matter are the valuation involved the application of significant judgment on the part of management, which in turn led to significant judgment, subjectivity and effort in performing our audit procedures over the reasonableness of the significant assumptions used to estimate net realizable value of its finished goods and work in process inventories, including future average selling prices and future sales volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's estimate of net realizable value of its finished goods and work in process inventories, significant assumptions, and data used to value its inventories. These procedures also included, among others, testing management's process for developing the net realizable value estimate of its finished goods and work in process inventories; evaluating the appropriateness of the Company's estimated net realizable value methodology; testing the completeness, accuracy, and relevance of underlying data used in the estimate of net realizable value of its finished goods and work in process inventories; and evaluating the reasonableness of management's assumptions, including future average selling prices and future sales volumes. Evaluating management's assumptions related to future average selling prices and future sales volumes involved evaluating whether the assumptions used by management were reasonable considering (i) current and past results, including recent sales, (ii) the consistency with external market, industry data and current contract prices, (iii) a comparison of the prior year estimates to actual results in the current year, and (iv) and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 17, 2019

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

During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 29, 2019. The effectiveness of our internal control over financial reporting as of August 29, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, "Information About Our Directors and Executive Officers" in Part I, Item 1 of this report. Other information required by Items 10, 11, 12, 13, and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 29, 2019 and is incorporated herein by reference.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

MICRON TECHNOLOGY, INC.

	Balance at Beginning of Year	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year
Deferred Tax Asset Valuation Allowance
Year ended August 29, 2019	$228	$40	$9	$277
Year ended August 30, 2018	2,321	(2,079)	(14)	228
Year ended August 31, 2017	2,107	(64)	278	2,321

Amounts charged to other accounts for the year ended August 31, 2017 includes $325 million as a result of the adoption of ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting.

3. Exhibits.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
2.1*	English Translation of Agreement on Support for Reorganization Companies with Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and its wholly-owned subsidiary, Akita Elpida Memory, Inc. dated July 2, 2012		8-K/A		2.1	10/31/12
2.2*	English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated October 29, 2012, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc.		8-K		2.3	10/31/12
2.3*	English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated July 31, 2013, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc.		8-K		2.4	8/6/13
2.4	English Translation of the Reorganization Plan of Elpida Memory, Inc.		8-K		2.5	8/6/13
2.5	2016 Share Swap Agreement, dated February 3, 2016 by and among Micron Technology B.V., Micron Semiconductor Taiwan Co. Ltd. and Inotera Memories, Inc.		10-Q	3/3/16	2.6	4/8/16
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		99.2	7/1/19
4.1	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032		8-K		4.3	4/18/12
4.2	Form of 2032D Note (included in Exhibit 4.1)		8-K		4.3	4/18/12
4.3	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee		8-K		4.3	2/12/13
4.4	Form of 2033F Note (included in Exhibit 4.3)		8-K		4.3	2/12/13
4.5	Indenture, dated as of July 28, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	7/29/14
4.6	Form of Note (included in Exhibit 4.5)		8-K		4.1	7/29/14
4.7	Section 382 Rights Agreement, dated as of July 20, 2016 by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as rights agent		8-K		4.1	7/22/16
4.8	Indenture, dated February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	2/6/19
4.9	Supplemental Indenture, dated February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	2/6/19
4.10	Form of Note for Micron Technology, Inc.'s 4.640% Notes due 2024 (included in Exhibit 4.9)		8-K		4.3	2/6/19
4.11	Form of Note for Micron Technology, Inc.'s 4.975% Notes due 2026 (included in Exhibit 4.9)		8-K		4.4	2/6/19
4.12	Form of Note for Micron Technology, Inc.'s 5.327% Notes due 2029 (included in Exhibit 4.9)		8-K		4.5	2/6/19
4.13	Second Supplemental Indenture, dated July 12, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	7/12/19

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.14	Form of Note for Micron Technology, Inc.'s 4.185% Notes due 2027 (included in Exhibit 4.13)		8-K		4.3	7/12/19
4.15	Form of Note for Micron Technology, Inc.'s 4.663% Notes due 2030 (included in Exhibit 4.13)		8-K		4.4	7/12/19
10.1	Micron Technology, Inc. Executive Officer Performance Incentive Plan		DEF 14A		B	12/7/17
10.2	2004 Equity Incentive Plan, as Amended and Restated		10-K	9/1/16	10.6	10/28/16
10.3	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-K	9/1/16	10.7	10/28/16
10.4	Amended and Restated 2007 Equity Incentive Plan		10-K	9/1/16	10.8	10/28/16
10.5	2007 Equity Incentive Plan Forms of Agreement		10-K	9/1/16	10.9	10/28/16
10.6	Nonstatutory Stock Option Plan, as Amended		10-K	9/1/16	10.10	10/28/16
10.7	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions		10-K	9/1/16	10.11	10/28/16
10.8*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc.		10-Q	11/30/06	10.66	1/16/07
10.9	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	2/27/14	10.3	4/7/14
10.10*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation		10-Q	12/1/05	10.155	1/10/06
10.11	Form of Severance Agreement		8-K		99.2	11/1/07
10.12	Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008		10-Q	12/4/08	10.70	1/13/09
10.13*	2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE LTD, IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012		10-Q	3/1/12	10.104	4/9/12
10.14*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation		10-Q	5/31/12	10.108	7/9/12
10.15*	Amendment to the Master Agreement dated April 6, 2012, between Intel Corporation and Micron Technology, Inc.		10-Q	5/31/12	10.109	7/9/12
10.16*	Amended and Restated Supply Agreement dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC		10-Q	5/31/12	10.110	7/9/12
10.17*	Amended and Restated Supply Agreement dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC		10-Q	5/31/12	10.111	7/9/12
10.18*	Product Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	5/31/12	10.112	7/9/12
10.19*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	2/28/13	10.126	8/7/13
10.20*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc.		10-Q	2/28/13	10.127	4/8/13

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.21*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	2/28/13	10.128	8/7/13
10.22*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q	2/28/13	10.129	4/8/13
10.23*	English Translation of Front-End Manufacturing Supply Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc.		8-K/A		10.139	10/2/13
10.24*	English Translation of Research and Development Engineering Services Agreement, dated July 31, 2013, by and between Micron Technology, Inc. and Elpida Memory, Inc.		8-K		10.140	8/6/13
10.25*	English Translation of General Services Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc.		8-K/A		10.141	10/2/13
10.26	Form of Capped Call Confirmation dated February 2013		8-K		10.1	2/12/13
10.27*	Amended and Restated Supplemental Wafer Supply Agreement, dated February 10, 2017, by and among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.		10-Q	3/2/17	10.50	3/28/17
10.28*	2016 Technology Transfer and License Option Agreement for 1Y Process Node dated as of February 3, 2016 by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	3/3/16	10.57	9/8/16
10.29	2016 First Amendment to the Second Amended and Restated Operating Agreement dated January 5, 2016 by and among Micron Technology, Inc. and Intel Corporation		10-Q	3/3/16	10.59	4/8/16
10.30*	Amendment to Technology Transfer and License Option Agreement for 1Y Process Node dated as of May 17, 2016 by and between Micron Technology Inc. and Nanya Technology Corporation		10-Q	6/2/16	10.61	7/6/16
10.31	Deferred Compensation Plan		10-Q	5/31/18	10.64	6/22/18
10.32	Executive Agreement dated April 26, 2017 by and between Micron Technology, Inc. and Sanjay Mehrotra		10-Q	6/1/17	10.67	6/30/17
10.33	Severance Benefits for Sumit Sadana		10-Q	11/30/17	10.70	12/20/17
10.34	Second Amendment to the Amended and Restated Severance Agreement effective July 24, 2017 by and between Micron Technology, Inc. and D. Mark Durcan		10-K	8/31/17	10.71	10/26/17
10.35	Form of Amendment to Executive/Severance Agreement		8-K		99.1	11/13/17
10.36	Severance Benefits for Manish Bhatia		10-Q	11/30/17	10.74	12/20/17
10.37	Micron Technology, Inc. Employee Stock Purchase Plan		DEF 14A		A	12/7/17
10.38	Severance Benefits for David A. Zinsner		10-Q	3/1/18	10.76	3/23/18
10.39	Credit Agreement, dated as of July 3, 2018, by and among Micron Technology, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto		10-K	8/30/18	10.68	10/15/18
10.40	Guarantee and Collateral Agreement, dated as of July 3, 2018, made by Micron Technology, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as collateral agent		10-K	8/30/18	10.69	10/15/18

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.41	Incremental Amendment No. 1 to Credit Agreement dated July 3, 2018, by and among Micron Technology, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto		10-Q	11/29/18	10.70	12/19/18
10.42
Incremental Amendment No. 2 to Credit Agreement dated July 3, 2018 by and among Micron Technology, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto and each financial institution party from time to time thereto
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

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
Date	October 17, 2019	By:	/s/ David A. Zinsner
David A. Zinsner Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay Mehrotra	President and	October 17, 2019
(Sanjay Mehrotra)	Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ David A. Zinsner	Senior Vice President and	October 17, 2019
(David A. Zinsner)	Chief Financial Officer
(Principal Financial Officer)

/s/ Paul Marosvari	Vice President and	October 17, 2019
(Paul Marosvari)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Robert L. Bailey	Director	October 17, 2019
(Robert L. Bailey)

/s/ Richard M. Beyer	Director	October 17, 2019
(Richard M. Beyer)

/s/ Patrick J. Byrne	Director	October 17, 2019
(Patrick J. Byrne)

/s/ Steve Gomo	Director	October 17, 2019
(Steve Gomo)

/s/ Mary Pat McCarthy	Director	October 17, 2019
(Mary Pat McCarthy)

/s/ Robert E. Switz	Chairman of the Board	October 17, 2019
(Robert E. Switz)	Director

/s/ MaryAnn Wright	Director	October 17, 2019
(MaryAnn Wright)