Form 10-Q
period 2019-11-28
MICRON TECHNOLOGY INC
filed 2019-12-20
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT IF 1934
For the quarterly period ended November 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of outstanding shares of the registrant's common stock as of December 13, 2019 was 1,110,873,554.

Micron Company Profile

Founded over 40 years ago on October 5, 1978 Headquartered in Boise, Idaho, USA 4th Largest semiconductor company in the world* 18 Countries* 13 Manufacturing sites and 13 customer labs* 37,000 Team members*	It’s All About Data
Data is today’s new business currency, and memory and storage are emerging as strategic differentiators that will redefine how we extract value from data to learn, explore, communicate, and experience.
Who We Are
For over 40 years, Micron’s memory and storage solutions have been foundational to innovations that have transformed the world in countless ways. Our technology and expertise are core to computers that boot up in an instant and work harder and faster; mobile phones with brilliant screen resolution and longer battery life; and new business models that are disrupting entire industries faster than ever – such as entertainment, manufacturing, and finance.
Our Vision
As a global leader in memory and storage solutions, we are transforming how the world uses information to enrich life by enabling technologies to collect, store, and manage data with unprecedented speed and efficiency. We are accelerating the transformation of information into intelligence – inspiring the world to learn, communicate, and advance faster than ever.
Our Commitment
*Micron data as of August 29, 2019. Gartner Market Share: Semiconductors by End Market, Worldwide, 2018 (April 2019)	Micron’s dedication to employee health and safety, environmental quality, diversity and inclusion, and community engagement is part of our commitment worldwide. This dedication includes working toward building and maintaining sustainable operations, products, and supply chains around the globe. Through the Micron Foundation, we provide opportunities for learning and enrichment by sharing our resources and people in the communities where our team members live and work.
Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com
Global Product Portfolio
DRAM | NAND | 3D XPointTM Memory | NOR | Solid-State Drives Multichip Packages | Advanced Solutions | High Bandwidth Memory (HBM)
Connect with us on micron.com
© 2019 Micron Technology, Inc. All rights reserved. Micron and the Micron logo are trademarks of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products are warranted only to meet Micron’s production data sheet specifications. Products and specifications are subject to change without notice. Rev 10/19

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2022 Term Loan B	Senior Secured Term Loan B due 2022	IMFT	IM Flash Technologies, LLC
2024 Term Loan A	Senior Term Loan A due 2024	Intel	Intel Corporation
2024 Notes	5.25% Senior Notes due 2024	MCP	Multi-Chip Package
2025 Notes	5.50% Senior Notes due 2025	Micron	Micron Technology, Inc. (Parent Company)
2026 Notes	5.63% Senior Notes due 2026	MMJ	Micron Memory Japan, G.K.
2027 Notes	4.19% Senior Notes due 2027	MMT	Micron Memory Taiwan Co., Ltd.
2029 Notes	5.33% Senior Notes due 2029	MTTW	Micron Technology Taiwan, Inc.
2030 Notes	4.66% Senior Notes due 2030	MTU	Micron Technology Utah, LLC
2032D Notes	3.13% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2033F Notes	2.13% Convertible Senior Notes due 2033	SSD	Solid State Drive
DDR	Double Data Rate	VIE	Variable Interest Entity
GDDR	Graphics Double Data Rate

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands — Micron, Crucial, and Ballistix — our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, 3D XPoint memory, and NOR, is transforming how the world uses information to enrich life. Backed by 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, 5G, machine learning, and autonomous vehicles, in key market segments like mobile, data center, client, consumer, industrial, graphics, automotive, and networking.

Micron and the Micron orbit logo are trademarks of Micron Technology, Inc. 3D XPoint is a trademark of Intel in the United States and/or other countries. All other trademarks are the property of their respective owners.

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding changes in underutilization of our Lehi, Utah manufacturing capacity (previously known as IMFT and now known as MTU); the sufficiency of our cash and investments, cash flows from operations, and available financing; and capital spending in 2020. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II, Other Information – Item 1A. Risk Factors.”
2 | 2020 Q1 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	November 28, 2019	November 29, 2018

Revenue	$5,144	$7,913
Cost of goods sold	3,778	3,298
Gross margin	1,366	4,615

Selling, general, and administrative	211	209
Research and development	640	611
Other operating (income) expense, net	(3)	36
Operating income	518	3,759

Interest income	44	38
Interest expense	(47)	(33)
Other non-operating income (expense), net	46	9
	561	3,773

Income tax (provision) benefit	(55)	(477)
Equity in net income (loss) of equity method investees	2	—
Net income	508	3,296

Net income attributable to noncontrolling interests	(17)	(3)
Net income attributable to Micron	$491	$3,293

Earnings per share
Basic	$0.44	$2.91
Diluted	0.43	2.81

Number of shares used in per share calculations
Basic	1,107	1,133
Diluted	1,129	1,174

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

Three months ended	November 28, 2019	November 29, 2018

Net income	$508	$3,296

Other comprehensive income (loss), net of tax
Gains (losses) on investments	(5)	(3)
Pension liability adjustments	(1)	—
Gains (losses) on derivative instruments	3	(12)
Other comprehensive income (loss)	(3)	(15)
Total comprehensive income	505	3,281
Comprehensive income attributable to noncontrolling interests	(17)	(3)
Comprehensive income attributable to Micron	$488	$3,278

See accompanying notes to consolidated financial statements.
4 | 2020 Q1 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	November 28, 2019	August 29, 2019

Assets
Cash and equivalents	$6,969	$7,152
Short-term investments	619	803
Receivables	3,419	3,195
Inventories	4,943	5,118
Other current assets	217	235
Total current assets	16,167	16,503
Long-term marketable investments	599	1,164
Property, plant, and equipment	29,352	28,240
Intangible assets	333	340
Deferred tax assets	783	837
Goodwill	1,228	1,228
Operating lease right-of-use assets	608	—
Other noncurrent assets	579	575
Total assets	$49,649	$48,887

Liabilities and equity
Accounts payable and accrued expenses	$5,408	$4,626
Current debt	462	1,310
Other current liabilities	447	454
Total current liabilities	6,317	6,390
Long-term debt	5,188	4,541
Noncurrent operating lease liabilities	511	—
Noncurrent unearned government incentives	609	636
Other noncurrent liabilities	426	452
Total liabilities	13,051	12,019

Commitments and contingencies

Redeemable noncontrolling interest	98	98

Micron shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,185 shares issued and 1,108 outstanding (1,182 shares issued and 1,106 outstanding as of August 29, 2019)	119	118
Additional capital	8,428	8,214
Retained earnings	31,218	30,761
Treasury stock, 77 shares held (76 shares as of August 29, 2019)	(3,271)	(3,221)
Accumulated other comprehensive income	6	9
Total Micron shareholders’ equity	36,500	35,881
Noncontrolling interest in subsidiary	—	889
Total equity	36,500	36,770
Total liabilities and equity	$49,649	$48,887
See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income				491			491	15	506
Other comprehensive income (loss), net						(3)	(3)		(3)
Stock issued under stock plans	3	1	31				32		32
Stock-based compensation expense			72				72		72
Repurchase of stock	—	—	(6)	(34)	(50)		(90)		(90)
Acquisition of noncontrolling interest			123				123	(904)	(781)
Conversion and repurchase of convertible notes			(6)				(6)		(6)
Balance at November 28, 2019	1,185	$119	$8,428	$31,218	$(3,271)	$6	$36,500	$—	$36,500

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount

Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect of adopting new accounting standards				92			92		92
Net income				3,293			3,293	—	3,293
Other comprehensive income (loss), net						(15)	(15)		(15)
Stock issued under stock plans	3	—	15				15		15
Stock-based compensation expense			61				61		61
Repurchase of stock	(1)	—	108	(11)	(1,933)		(1,836)		(1,836)
Reclassification of redeemable convertible notes, net			1				1		1
Conversion and repurchase of convertible notes			(36)				(36)		(36)
Balance at November 29, 2018	1,172	$117	$8,350	$27,769	$(2,362)	$(5)	$33,869	$870	$34,739

See accompanying notes to consolidated financial statements.
6 | 2020 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Three months ended	November 28, 2019	November 29, 2018

Cash flows from operating activities
Net income	$508	$3,296
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,296	1,335
Amortization of debt discount and other costs	10	18
Stock-based compensation	72	61
Gain on debt prepayments, repurchases, and conversions	(42)	(14)
Change in operating assets and liabilities
Receivables	(208)	189
Inventories	175	(286)
Accounts payable and accrued expenses	178	(46)
Deferred income taxes, net	19	192
Other	3	65
Net cash provided by operating activities	2,011	4,810

Cash flows from investing activities
Expenditures for property, plant, and equipment	(1,943)	(2,700)
Purchases of available-for-sale securities	(407)	(2,047)
Proceeds from sales of available-for-sale securities	988	77
Proceeds from maturities of available-for-sale securities	163	60
Proceeds from government incentives	22	236
Other	(12)	(53)
Net cash provided by (used for) investing activities	(1,189)	(4,427)

Cash flows from financing activities
Repayments of debt	(1,415)	(577)
Acquisition of noncontrolling interest in IMFT	(744)	—
Payments to acquire treasury stock	(89)	(1,836)
Payments on equipment purchase contracts	(11)	(20)
Proceeds from issuance of debt	1,250	—
Other	17	(2)
Net cash provided by (used for) financing activities	(992)	(2,435)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(14)	(10)

Net decrease in cash, cash equivalents, and restricted cash	(184)	(2,062)
Cash, cash equivalents, and restricted cash at beginning of period	7,279	6,587
Cash, cash equivalents, and restricted cash at end of period	$7,095	$4,525

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2019, except for changes related to recently adopted accounting standards. See “Recently Adopted Accounting Standards” note. Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been recast for recently adopted accounting standards. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2020 contains 53 weeks and the fourth quarter of 2020 will contain 14 weeks. The first quarters of fiscal 2020 and 2019 each contained 13 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2019.

Significant Accounting Policies

For a discussion of our significant accounting policies, see "Part I – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended August 29, 2019. Except for the significant accounting policy associated with leases as discussed below, there have been no material changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended August 29, 2019.

Leases

In the first quarter of 2020, we elected new accounting policies in connection with the adoption of ASC 842 – Leases. We do not recognize a right-of-use asset or lease liability for leases with a term of 12 months or less. For real estate and gas plant leases entered into after adoption, we do not separate lease and non-lease components. Sublease income is presented within lease expense.

Variable Interest Entities

We have interests in entities that are VIEs. If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgments.

8 | 2020 Q1 10-Q

Unconsolidated VIE

PTI Xi’an: Powertech Technology Inc. Xi’an (“PTI Xi’an”) is a wholly-owned subsidiary of Powertech Technology Inc. (“PTI”) and was created to provide assembly services to us at our manufacturing site in Xi’an, China. We do not have an equity interest in PTI Xi’an. PTI Xi’an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We do not have the power to direct the activities of PTI Xi’an that most significantly impact its economic performance, primarily because we do not have governance rights. Therefore, we do not consolidate PTI Xi’an. In connection with our assembly services with PTI, as of November 28, 2019 and August 29, 2019, we had net property, plant, and equipment of $47 million and $50 million, respectively, and capital lease obligations of $44 million and $47 million, respectively.

Consolidated VIE

IMFT: Through the date we acquired Intel's noncontrolling interest in IMFT, IMFT was a VIE because all of its costs were passed to us and its other member, Intel, through product purchase agreements and because IMFT was dependent upon us or Intel for additional cash requirements. The primary activities of IMFT were driven by the constant introduction of product and process technology. Because we performed a significant majority of the technology development, we had the power to direct its key activities. Prior to October 31, 2019, we consolidated IMFT because we had the power to direct the activities of IMFT that most significantly impacted its economic performance and because we had the obligation to absorb losses and the right to receive benefits from IMFT that could have been potentially significant to it. On October 31, 2019, we acquired Intel’s interest in IMFT at which time IMFT, now known as MTU, became a wholly-owned subsidiary. (See “Equity – Noncontrolling Interest in Subsidiary” note.)

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 – Leases (as amended, “ASC 842”), which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of lease payments. We adopted ASC 842 in the first quarter of 2020 under the modified retrospective method and elected to not recast prior periods. We elected the practical expedients available under the transition guidance, including but not limited to, not reassessing past lease accounting or using hindsight to evaluate lease term. In addition, we elected to not separate lease and non-lease components for real estate or gas plant leases. As a result of adopting ASC 842, we recognized $567 million for operating lease liabilities and right-of-use assets and reclassified an additional $66 million of other balances to right-of-use assets to conform to the new presentation requirements of ASC 842.

Recently Issued Accounting Standards

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first quarter of 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606, which was August 31, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We do not anticipate the adoption of this ASU will have a material impact on our financial statements.

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

Cash and Investments
Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	November 28, 2019				August 29, 2019
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments (1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments (1)	Total Fair Value

Cash	$2,319	$—	$—	$2,319	$2,388	$—	$—	$2,388
Level 1 (2)
Money market funds	2,565	—	—	2,565	3,418	—	—	3,418
Level 2 (3)
Certificates of deposits	2,063	223	5	2,291	1,292	13	1	1,306
Corporate bonds	—	271	299	570	—	550	689	1,239
Government securities	—	80	159	239	36	149	232	417
Asset-backed securities	—	30	136	166	—	67	242	309
Commercial paper	22	15	—	37	18	24	—	42
	6,969	$619	$599	$8,187	7,152	$803	$1,164	$9,119
Restricted cash (4)	126				127
Cash, cash equivalents, and restricted cash	$7,095				$7,279
(1)The maturities of long-term marketable investments range from one year to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of November 28, 2019 or August 29, 2019.
(4)Restricted cash is included in other noncurrent assets and primarily relates to the MMJ Creditor Payments and certain government incentives received prior to being earned. The restrictions lapse on the MMJ Creditor Payments upon approval by the trustees and/or Tokyo District Court and for the government incentives upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of November 28, 2019, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

10 | 2020 Q1 10-Q

Receivables

As of	November 28, 2019	August 29, 2019

Trade receivables	$3,030	$2,778
Income and other taxes	194	242
Other	195	175
	$3,419	$3,195

Inventories

As of	November 28, 2019	August 29, 2019

Finished goods	$630	$757
Work in process	3,724	3,825
Raw materials and supplies	589	536
	$4,943	$5,118

Property, Plant, and Equipment

As of	November 28, 2019	August 29, 2019

Land	$352	$352
Buildings	11,441	10,931
Equipment (1)	45,637	44,051
Construction in progress (2)	1,795	1,700
Software	793	790
	60,018	57,824
Accumulated depreciation	(30,666)	(29,584)
	$29,352	$28,240
(1)Included costs related to equipment not placed into service of $1.80 billion as of November 28, 2019 and $2.33 billion as of August 29, 2019.
(2)Included building-related construction, tool installation, and software costs for assets not placed into service.

We periodically assess the estimated useful lives of our property, plant, and equipment. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of equipment in our NAND wafer fabrication facilities and our research and development ("R&D") facilities from five years to seven years as of the beginning in the first quarter of 2020. As a result, we estimate the reduction in non-cash depreciation expense benefited operating income and net income by approximately $74 million and diluted earnings per share by approximately $0.07 for the first quarter of 2020.

Intangible Assets and Goodwill

	November 28, 2019		August 29, 2019
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$584	$(251)	$583	$(243)
Goodwill	1,228	N/A	1,228	N/A

In the first quarters of 2020 and 2019, we capitalized $12 million and $49 million, respectively, for product and process technology with weighted-average useful lives of 11 years and 7 years, respectively. Expected amortization expense for our intangible assets is $56 million for the remainder of 2020, $63 million for 2021, $51 million for 2022, $45 million for 2023, and $41 million for 2024.

Leases

We have finance and operating leases through which we acquire or utilize equipment and facilities in our manufacturing operations and R&D activities as well as office space and other facilities used in our selling, general, and administrative ("SG&A") functions.

Our finance leases consist primarily of equipment used in our manufacturing operations and gas or other supply agreements that are deemed to be embedded leases in which we effectively control the underlying gas plants or other assets used to fulfill the supply agreements.

Our operating leases consist primarily of offices, other facilities, and land used in SG&A, R&D, and certain of our manufacturing operations. Certain of our operating leases include one or more options to extend the lease term for periods from one year to 10 years for real estate and one year to 30 years for land.

Certain supply or service agreements require us to exercise significant judgment to determine whether the agreement contains a lease of a right-of-use asset. Our assessment includes determining whether we or the supplier control the assets used to fulfill the supply or service agreement by identifying whether we or the supplier have the right to change the type, quantity, timing, or location of the output of the assets. In determining the lease term, we assess whether we are reasonably certain to exercise options to renew or terminate a lease, and when or whether we would exercise an option to purchase the right-of-use asset. Measuring the present value of the initial lease liability requires exercising judgment to determine the discount rate, which we base on interest rates for similar borrowings issued by entities with credit ratings similar to ours at the time of issuance.

Measuring the initial lease liability and corresponding right-of-use asset also requires us to exercise judgment to estimate the present value of lease payments.

Short-term and variable lease expenses were not significant and are presented within operating lease costs in the table below. Sublease income was not significant in the period presented below. The components of lease expenses are presented below:

Three months ended	November 28, 2019

Finance lease cost
Amortization of right-of-use asset	$40
Interest on lease liability	6
Operating lease cost	24
$70

12 | 2020 Q1 10-Q

Other information related to our leases were as follows:

Three months ended	November 28, 2019

Cash flows used for operating activities
Finance leases	$6
Operating leases	17
Cash flows used for financing activities
Finance leases (1)	64
Noncash acquisitions of right of use assets
Operating leases	13
(1)Included in repayments of debt in the accompanying statement of cash flows.

As of	November 28, 2019

Weighted-average remaining lease term (in years)
Finance leases	3.6
Operating leases	7.8
Weighted-average discount rate
Finance leases	4.84%
Operating leases	2.66%

Maturities of lease liabilities were as follows:

For the year ending	Operating Leases	Finance Leases

Remainder of 2020	$49	$174
2021	66	107
2022	64	75
2023	61	48
2024	52	37
2025 and thereafter	436	191
Less imputed interest and reimbursement of tenant improvements (1)	(178)	(103)
	$550	$529
(1)Includes $50 million under operating leases for the reimbursement due in 2020 of tenant improvements.

Prior to adopting ASC 842, future minimum operating lease commitments under all noncancelable operating leases with an initial term in excess of one year as of August 29, 2019 were as follows:

For the year ending	Operating Leases

2020	$54
2021	64
2022	63
2023	59
2024	53
2025 and thereafter	459
$752

Accounts Payable and Accrued Expenses

As of	November 28, 2019	August 29, 2019

Accounts payable	$1,879	$1,677
Property, plant, and equipment	2,425	1,782
Salaries, wages, and benefits	557	695
Income and other taxes	336	309
Other	211	163
	$5,408	$4,626

Debt

	November 28, 2019					August 29, 2019
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

Finance lease obligations	N/A	4.84%	$185	$344	$529	$223	$368	$591
MMJ Creditor Payments	N/A	9.76%	197	—	197	198	—	198
2024 Notes	4.64%	4.76%	—	597	597	—	597	597
2024 Term Loan A	3.05%	3.10%	62	1,186	1,248	—	—	—
2026 Notes	4.98%	5.07%	—	497	497	—	497	497
2027 Notes	4.19%	4.27%	—	895	895	—	895	895
2029 Notes	5.33%	5.40%	—	696	696	—	696	696
2030 Notes	4.66%	4.73%	—	845	845	—	845	845
2032D Notes (1)	3.13%	6.33%	—	128	128	—	127	127
2033F Notes (1)	2.13%	4.93%	18	—	18	196	—	196
IMFT Member Debt	N/A	N/A	—	—	—	693	—	693
2025 Notes	5.50%	5.56%	—	—	—	—	516	516
			$462	$5,188	$5,650	$1,310	$4,541	$5,851
(1)Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on September 30, 2019, these notes are convertible by the holders through the calendar quarter ended December 31, 2019. Additionally, the closing price of our common stock also exceeded the thresholds for the calendar quarter ended December 31, 2019; therefore, these notes are convertible by the holders at any time through March 31, 2020.

IMFT Member Debt

In connection with our purchase of Intel's noncontrolling interest in IMFT on October 31, 2019, we extinguished the remaining IMFT Member Debt as a component of the cash consideration paid to Intel for their interest in IMFT and recognized a non-operating gain of $72 million for the difference between the $505 million of cash consideration allocated to the extinguishment of IMFT Member Debt and its $577 million carrying value. (See "Equity – Noncontrolling Interest in Subsidiary" note for the cash consideration allocated to the repurchase of noncontrolling interest.) Prior to our acquisition of Intel's interests in IMFT, IMFT repaid Intel $116 million of IMFT Member Debt in the first quarter of fiscal 2020.

14 | 2020 Q1 10-Q

Convertible Senior Notes

As of November 28, 2019, the $48.16 trading price of our common stock was higher than the conversion prices of our convertible notes and, as a result, the aggregate conversion value of $718 million exceeded the aggregate principal amount of $151 million by $567 million.

Credit Facility

Our credit facility provides for a term loan and a committed revolving credit facility. On October 30, 2019, we drew all of the $1.25 billion available under our term loan credit facility. Principal payments are due annually in an amount equal to 5.0% of the initial principal amount with the balance due at maturity in October 2024. The term loan facility generally bears interest at a rate equal to LIBOR plus 1.25% to 2.00%, depending on our corporate credit ratings or leverage ratio. Our revolving credit facility provides for borrowings of up to $2.50 billion at the same rates as the term loan credit facility and matures in July 2023. As of November 28, 2019, there were no outstanding amounts drawn under our revolving credit facility.

Under the terms of the credit facility, we must maintain ratios, calculated as of the last day of each fiscal quarter, of total indebtedness to adjusted EBITDA and adjusted EBITDA to net interest expense.

Debt Activity

The table below presents the effects of issuances, prepayments, and conversions of debt in the first quarter of 2020. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

Three months ended November 28, 2019	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Decrease in Equity	Gain (Loss)

Issuances
2024 Term Loan A	$1,250	$1,248	$1,248	$—	$—
Prepayments
2025 Notes	(519)	(516)	(534)	—	(18)
IMFT Member Debt	(693)	(693)	(621)	—	72
Settled conversions
2033F Notes	(45)	(180)	(196)	(5)	(12)
Conversions not settled
2033F Notes	—	1	—	(1)	—
	$(7)	$(140)	$(103)	$(6)	$42

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

On August 12, 2014, MLC Intellectual Property, LLC filed a patent infringement action against Micron in the United States District Court for the Northern District of California. The complaint alleges that Micron infringes a single U.S. patent and seeks damages, attorneys’ fees, and costs.

On November 21, 2014, Elm 3DS Innovations, LLC (“Elm”) filed a patent infringement action against Micron; Micron Semiconductor Products, Inc.; and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe 13 U.S. patents and seeks damages, attorneys’ fees, and costs.

On December 15, 2014, Innovative Memory Solutions, Inc. (“IMS”) filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware. The complaint alleges that a variety of our NAND products infringe eight U.S. patents and seeks damages, attorneys’ fees, and costs. On July 23, 2018, IMS served a patent infringement complaint on Micron Semiconductor (Deutschland) GmbH and Micron Europe Limited in the Regional Court, Mannheim, Germany alleging that products including our SSDs infringe a European patent. The complaint seeks unspecified damages and an order forbidding Micron Semiconductor (Deutschland) GmbH and Micron Europe Limited from offering to sell, using, and importing the accused products. On June 7, 2019, the Regional Court found no infringement and dismissed the case. On August 31, 2018, Micron was served with a complaint filed by IMS in Shenzhen Intermediate People’s Court in Guangdong Province, China. On November 12, 2019 , IMS filed an amended complaint in the same court. The amended complaint alleges that certain of our NAND flash products infringe a Chinese patent. The complaint seeks an order requiring Micron to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages and costs of 21 million Chinese yuan.

On March 19, 2018, Micron Semiconductor (Xi’an) Co., Ltd. (“MXA”) was served with a patent infringement complaint filed by Fujian Jinhua Integrated Circuit Co., Ltd. (“Jinhua”) in the Fuzhou Intermediate People’s Court in Fujian Province, China (the “Fuzhou Court”). On April 3, 2018, Micron Semiconductor (Shanghai) Co. Ltd. (“MSS”) was served with the same complaint. The complaint alleges that MXA and MSS infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring MXA and MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred.

On March 21, 2018, MXA was served with a patent infringement complaint filed by United Microelectronics Corporation (“UMC”) in the Fuzhou Court. On April 3, 2018, MSS was served with the same complaint. The complaint alleges that MXA and MSS infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring MXA and MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 90 million Chinese yuan plus court fees incurred.

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

16 | 2020 Q1 10-Q

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda’s insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V., (“Micron B.V.”), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda’s shares of Inotera (the “Inotera Shares”), representing approximately 18% of Inotera’s outstanding shares at that time, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda’s obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court’s decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed two independent experts to perform an evaluation of Dr. Jaffé’s claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed experts issued their report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the experts for supplemental expert opinion.

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated amended complaint that purports to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys' fees, and other injunctive and equitable relief.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated complaint. The consolidated complaint purports to be on behalf of a nationwide class of direct purchasers of DRAM products. The complaints assert claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February

1, 2018, and seek treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief.

Additionally, six cases have been filed in the following Canadian courts: Superior Court of Quebec, the Federal Court of Canada, the Ontario Superior Court of Justice, and the Supreme Court of British Columbia. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

On May 15, 2018, the Chinese State Administration for Market Regulation (“SAMR”) notified Micron that it was investigating potential collusion and other anticompetitive conduct by DRAM suppliers in China. On May 31, 2018, SAMR made unannounced visits to our sales offices in Beijing, Shanghai, and Shenzhen to seek certain information as part of its investigation. We are cooperating with SAMR in its investigation.

Securities Matters

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seek compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019. On March 5, 2019, a derivative complaint was filed by a shareholder in the U.S. District Court for the District of Delaware, based on similar allegations to the securities fraud cases, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints were subsequently filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho. On November 20, 2019, the plaintiff in the second action filed in the U.S. District Court for the District of Delaware voluntarily dismissed his complaint.

Other

On December 5, 2017, Micron filed a complaint against UMC and Jinhua in the U.S. District Court for the Northern District of California. The complaint alleges that UMC and Jinhua violated the Defend Trade Secrets Act, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, and California’s Uniform Trade Secrets Act by misappropriating Micron’s trade secrets and other misconduct. Micron’s complaint seeks damages, restitution, disgorgement of profits, injunctive relief, and other appropriate relief.

On June 13, 2019, current Micron employee Chris Manning filed a putative class action lawsuit on behalf of Micron employees subject to the Idaho Wage Claim Act who earned a performance-based bonus after the conclusion of fiscal year 2018 whose performance rating was calculated based upon a mandatory percentage distribution range of performance ratings. On behalf of himself and the putative class, Manning asserts claims for violation of the Idaho Wage Claim Act, breach of contract, breach of the covenant of good faith and fair dealing, and fraud.

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
18 | 2020 Q1 10-Q

any other legal matter noted above, could have a material adverse effect on our business, results of operations, or financial condition.

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate us to acquire any common stock and is subject to market conditions and our ongoing determination of the best use of available cash. In the first quarters of 2020 and 2019, we repurchased 1 million shares of our common stock for $50 million, and 42 million shares of our common stock for $1.8 billion, respectively. Through November 28, 2019, we had repurchased an aggregate of $2.71 billion under the authorization. The shares were recorded as treasury stock.

Noncontrolling Interest in Subsidiary

	November 28, 2019		August 29, 2019
As of	Balance	Percentage	Balance	Percentage

IMFT	$—	—%	$889	49%

On October 31, 2019, we purchased Intel’s noncontrolling interest in IMFT, now known as MTU, and IMFT Member Debt for $1.25 billion. In connection therewith, we recognized a $160 million adjustment to equity for the difference between the $744 million of cash consideration allocated to Intel’s noncontrolling interest and its $904 million carrying value. (See "Debt" note for the cash consideration allocated to, and extinguishment of, IMFT Member Debt.)

Pursuant to the terms of the IMFT wafer supply agreement, Intel will receive supply from MTU from November 2019 through April 2020 at a volume equal to approximately 50% of their volume from IMFT in the six-month period prior to closing. IMFT sales to Intel in the first quarter of 2020 through the date of our acquisition of Intel's noncontrolling interest in IMFT were $158 million. IMFT sales to Intel in the first quarter of 2019 were $175 million.

Fair Value Measurements

The estimated fair values of our convertible and other notes were determined based on Level 2 inputs and, together with the carrying value of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes), were as follows:

	November 28, 2019		August 29, 2019
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes and MMJ Creditor Payments	$5,294	$4,975	$5,194	$4,937
Convertible notes	719	146	852	323

The fair values of our convertible notes in the table above were determined based on Level 2 inputs, including the trading price of our convertible notes when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our other debt instruments were estimated based on Level 2 inputs, including discounted cash flows, the trading price of our notes, when available, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Current Assets (1)	Current Liabilities (2)

As of November 28, 2019
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$553	$4	$(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,864	2	(3)
Convertible notes settlement obligation (3)		—	(2)
		2	(5)

		$6	$(7)

As of August 29, 2019
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$146	$1	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,871	1	(9)
Convertible notes settlement obligation (3)		—	(179)
		1	(188)

		$2	$(188)
(1)Included in receivables – other.
(2)Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.
(3)Notional amounts of convertible notes settlement obligations were not significant as of November 28, 2019 and were 4 million shares of our common stock as of August 29, 2019.

Derivative Instruments with Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 13 months to hedge our exposure to changes in currency exchange rates. Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes.

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures and manufacturing costs. We recognized gains of $3 million and losses of $13 million for the first quarters of 2020 and 2019, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were material in the first quarters of 2020 or 2019. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not significant.

20 | 2020 Q1 10-Q

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized gains of $5 million and losses of $11 million in the first quarters of 2020 and 2019, respectively.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See “Debt” note.) We recognized losses of $12 million and gains of $16 million for the first quarters of 2020 and 2019, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations.

Equity Plans

As of November 28, 2019, 94 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Three months ended	November 28, 2019	November 29, 2018

Restricted stock award shares granted	8	6
Weighted-average grant-date fair value per share	$46.16	$39.02

Stock-based Compensation Expense

Three months ended	November 28, 2019	November 29, 2018

Stock-based compensation expense by caption
Cost of goods sold	$31	$26
Selling, general, and administrative	22	19
Research and development	19	16
	$72	$61

Stock-based compensation expense by type of award
Restricted stock awards	$57	$41
ESPP	8	8
Stock options	7	12
	$72	$61

The income tax benefits related to share-based compensation were $26 million and $23 million for the first quarters of 2020 and 2019, respectively. As of November 28, 2019, $719 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2024, resulting in a weighted-average period of 1.5 years.

Revenue and Contract Liabilities

Revenue by technology is presented in the table below. (See "Segment and Other Information" note for disclosure of disaggregated revenue by market segments.)

Three months ended	November 28, 2019	November 29, 2018

DRAM	$3,469	$5,893
NAND	1,422	1,660
Other (primarily 3D XPoint memory and NOR)	253	360
	$5,144	$7,913
Revenue for MCPs and SSDs, which contain both DRAM and NAND, are disaggregated into DRAM and NAND in the table above based on the relative values of each component. The three months ended November 29, 2018 have been conformed to current period presentation.

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. Revenue and interest expense associated with contract liabilities for the time value of advance payments was not significant in any period presented. As of November 28, 2019, our future performance obligations beyond one year were not significant. Contract liabilities were as follows:

As of	November 28, 2019	August 29, 2019

Contract liabilities from customer advances	$39	$61
Other contract liabilities	49	69
	$88	$130

Revenue recognized during the first quarter of 2020 from the beginning balance as of August 29, 2019 included $24 million from meeting performance obligations of other contract liabilities and shipments against customer advances. Contract liabilities from customer advances also decreased $22 million due to the return of unutilized customer advances upon expiration of the contract.

As of November 28, 2019, other current liabilities included $363 million for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

Three months ended	November 28, 2019	November 29, 2018

Restructure and asset impairments	$(4)	$33
Other	1	3
	$(3)	$36

22 | 2020 Q1 10-Q

Other Non-Operating Income (Expense), Net

Three months ended	November 28, 2019	November 29, 2018

Gain on debt prepayments, repurchases, and conversions	$42	$14
Loss from changes in currency exchange rates	(2)	(5)
Other	6	—
	$46	$9

Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	November 28, 2019	November 29, 2018

Income tax provision, excluding items below	$(31)	$(378)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(24)	(52)
Repatriation tax, net of adjustments related to uncertain tax positions	—	(47)
	$(55)	$(477)

The decrease in our income tax provision in the first quarter of 2020 was due primarily to reductions in profit before tax and the foreign minimum tax.

As of November 28, 2019, gross unrecognized tax benefits were $385 million, substantially all of which would affect our effective tax rate in the future, if recognized. The amount accrued for interest and penalties related to uncertain tax positions was not significant for any period presented.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements were not significant to our tax provision for the first quarter of 2020. These arrangements reduced our tax provision for the first quarter of 2019 by $427 million (benefiting our diluted earnings per share by $0.36).

Earnings Per Share

Three months ended	November 28, 2019	November 29, 2018

Net income attributable to Micron – Basic	$491	$3,293
Assumed conversion of debt	(4)	—
Net income attributable to Micron – Diluted	$487	$3,293

Weighted-average common shares outstanding – Basic	1,107	1,133
Dilutive effect of equity plans and convertible notes	22	41
Weighted-average common shares outstanding – Diluted	1,129	1,174

Earnings per share
Basic	$0.44	$2.91
Diluted	0.43	2.81

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 6 million for the first quarters of 2020 and 2019.

Segment and Other Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit (“CNBU”): Includes memory products sold into client, cloud server, enterprise, graphics, and networking markets and sales of certain 3D XPoint products.
Mobile Business Unit (“MBU”): Includes memory products sold into smartphone and other mobile-device markets.
Storage Business Unit (“SBU”): Includes SSDs and component-level solutions sold into enterprise and cloud, client, and consumer storage markets, other discrete storage products sold in component and wafer form to the removable storage market, and sales of certain 3D XPoint products.
Embedded Business Unit (“EBU”): Includes memory and storage products sold into automotive, industrial, and consumer markets.

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

Three months ended	November 28, 2019	November 29, 2018

Revenue
CNBU	$1,979	$3,604
MBU	1,457	2,212
SBU	968	1,143
EBU	734	933
All Other	6	21
	$5,144	$7,913

Operating income (loss)
CNBU	$401	$2,211
MBU	295	1,203
SBU	(217)	80
EBU	113	387
All Other	2	6
	594	3,887

Unallocated
Stock-based compensation	(72)	(61)
Employee severance	(1)	(20)
Restructure and asset impairments	4	(30)
Other	(7)	(17)
	(76)	(128)

Operating income	$518	$3,759

24 | 2020 Q1 10-Q

Certain Concentrations

Revenue from Kingston Technology Company, Inc. was 11% of total revenue for the first quarter of 2020. No other customer exceeded 10% of our total revenue for the first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2019. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal year 2020 contains 53 weeks and the fourth quarter of 2020 will contain 14 weeks. The first quarters of fiscal 2020 and 2019 each contained 13 weeks. All tabular dollar amounts are in millions, except per share amounts.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands — Micron, Crucial, and Ballistix — our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, 3D XPoint memory, and NOR, is transforming how the world uses information to enrich life. Backed by 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, 5G, machine learning, and autonomous vehicles, in key market segments like mobile, data center, client, consumer, industrial, graphics, automotive, and networking.

We manufacture our products at our wholly-owned facilities and also utilize subcontractors to perform certain manufacturing processes. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions, expansion, and various partnering arrangements. On October 31, 2019, we purchased Intel’s noncontrolling interest in IMFT and IMFT Member Debt for $1.25 billion, at which time IMFT, now known as MTU, became a wholly-owned subsidiary.

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions to meet industry standards, lower power consumption, improved read/write reliability, and increased memory density. Our managed NAND and SSD storage products, which incorporate NAND, a controller, and firmware, constitute a significant portion of our revenues. We have developed proprietary firmware and controllers, which are included in certain of our SSDs. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

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

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2020		2019		2019

Revenue	$5,144	100%	$4,870	100%	$7,913	100%
Cost of goods sold	3,778	73%	3,475	71%	3,298	42%
Gross margin	1,366	27%	1,395	29%	4,615	58%

Selling, general, and administrative	211	4%	212	4%	209	3%
Research and development	640	12%	623	13%	611	8%
Other operating (income) expense, net	(3)	—%	(90)	(2)%	36	—%
Operating income	518	10%	650	13%	3,759	48%

Interest income (expense), net	(3)	—%	18	—%	5	—%
Other non-operating income (expense), net	46	1%	(13)	—%	9	—%
Income tax (provision) benefit	(55)	(1)%	(71)	(1)%	(477)	(6)%
Equity in net income (loss) of equity method investees	2	—%	2	—%	—	—%
Net income attributable to noncontrolling interests	(17)	—%	(25)	(1)%	(3)	—%
Net income attributable to Micron	$491	10%	$561	12%	$3,293	42%

Total Revenue: Total revenue for the first quarter of 2020 increased 6% as compared to the fourth quarter of 2019 as a result of increases in sales of both DRAM and NAND products. Sales of DRAM products for the first quarter of 2020 increased 2% from the fourth quarter of 2019 primarily due to an approximate 10% increase in bit shipments, partially offset by an upper-single-digit percentage decline in average selling prices. Sales of NAND products for the first quarter of 2020 increased 18% from the fourth quarter of 2019 primarily due to a mid-teen percentage increase in bit shipments driven by increases in sales of high-value SSD and mobile managed NAND products enabled by strong market demand and our transition to NVMe SSDs. NAND average selling prices for the first quarter of 2020 increased in the low-single digits from the fourth quarter of 2019.

Total revenue for the first quarter of 2020 decreased 35% as compared to the first quarter 2019 primarily due to price declines resulting from imbalances between supply and market demand over the last several quarters. Sales of DRAM products for the first quarter of 2020 decreased 41% as compared to the first quarter of 2019 primarily due to declines in average selling prices in the low-50-percent range, partially offset by growth in bit shipments in the mid-20-percent range. Sales of NAND products for the first quarter of 2020 decreased 14% as compared to the first quarter of 2019 primarily due to declines in average selling prices in the mid-30-percent range, partially offset by increases in bit shipments in the mid-30-percent range.

Overall Gross Margin: Our overall gross margin percentage decreased to 27% for the first quarter of 2020 from 29% for the fourth quarter of 2019 primarily due to decreases in DRAM margins as a result of declines in selling prices, partially offset by higher NAND margins from increases in selling prices. Gross margin for the first quarter of 2020 included an impact of approximately $125 million due to underutilization costs at MTU. MTU underutilization costs are expected to ramp higher in the second quarter of 2020 as production volumes decline. We expect these charges to average $150 million per quarter in the first half of fiscal 2020.

We periodically assess the estimated useful lives of our property, plant, and equipment. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of equipment in our NAND wafer fabrication facilities from five years to seven years as of the beginning of the first quarter of 2020. This change reduced our NAND manufacturing non-cash depreciation expense for the first quarter of 2020 by approximately $150 million, which resulted in reductions of approximately $40 million in cost of goods sold and approximately $110 million in the cost of our inventories at the end of the first quarter of 2020.

26 | 2020 Q1 10-Q

Our overall gross margin percentage decreased to 27% for the first quarter of 2020 from 58% for the first quarter of 2019 primarily due to declines in average selling prices, partially offset by the effect of a decrease in non-cash depreciation expense from the revision in estimated useful lives of equipment in our NAND wafer fabrication facilities, cost reductions resulting from strong execution in delivering products featuring advanced technologies, and continuous improvement initiatives to reduce production costs.

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2020		2019		2019

CNBU	$1,979	38%	$1,903	39%	$3,604	46%
MBU	1,457	28%	1,406	29%	2,212	28%
SBU	968	19%	848	17%	1,143	14%
EBU	734	14%	705	14%	933	12%
All Other	6	—%	8	—%	21	—%
	$5,144		$4,870		$7,913
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the first quarter of 2020 as compared to the fourth quarter of 2019 were as follows:

•CNBU revenue increased 4% as bit demand growth drove higher sales volumes offset by price declines.
•MBU revenue increased 4% primarily due to strong bit sales growth driven by high-value managed NAND products, partially offset by price declines.
•SBU revenue increased 14% primarily due to significant growth in SSD shipment volumes, enabled by our continuing transition to NVMe SSD products, and improved pricing.
•EBU revenue increased 4% primarily due to strong shipment growth in automotive and consumer markets.

Changes in revenue for each business unit for the first quarter of 2020 as compared to the first quarter of 2019 were as follows:

•CNBU revenue decreased 45% primarily due to price declines driven by imbalances in supply and demand, partially offset by bit sales growth.
•MBU revenue decreased 34% primarily due to price declines, partially offset by bit sales growth driven by execution in developing and qualifying mobile managed NAND products.
•SBU revenue decreased 15% primarily due to price declines, partially offset by bit sales growth.
•EBU revenue decreased 21% primarily due to lower sales to consumer and industrial multi-markets.

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2020		2019		2019

CNBU	$401	20%	$474	25%	$2,211	61%
MBU	295	20%	365	26%	1,203	54%
SBU	(217)	(22)%	(248)	(29)%	80	7%
EBU	113	15%	101	14%	387	41%
All Other	2	33%	2	25%	6	29%
	$594		$694		$3,887
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the first quarter of 2020 as compared to the fourth quarter of 2019 were as follows:

•CNBU operating income decreased primarily due to declines in DRAM pricing.
•MBU operating income decreased primarily due to declines in low-power DRAM pricing.

•SBU operating margin improved primarily due to increases in NAND pricing and sales volumes. SBU operating results for the first quarter of 2020 were adversely impacted by an increase in underutilization costs at MTU.
•EBU operating income increased primarily as a result of a reduction in product write-downs and increases in sales volumes.

Changes in operating income or loss for each business unit for the first quarter of 2020 as compared to the first quarter of 2019 were as follows:

•CNBU operating income decreased primarily due to declines in DRAM pricing, partially offset by cost reductions.
•MBU operating income decreased primarily due to declines in low-power DRAM and NAND pricing, partially offset by increases in sales of high-value managed NAND products and manufacturing cost reductions.
•SBU operating margin declined primarily due to declines in NAND pricing, partially offset by manufacturing cost reductions and increases in sales volumes.
•EBU operating income decreased as a result of declines in pricing, partially offset by increases in sales volumes.

Operating Expenses and Other

Selling, General, and Administrative: SG&A expenses for the first quarter of 2020 were relatively unchanged as compared to the fourth quarter of 2019 and the first quarter of 2019.

Research and Development: R&D expenses vary primarily with the number of development and pre-qualification wafers processed, amounts reimbursed under R&D cost-sharing agreements, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through reviews and tests for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualification.

R&D expenses for the first quarter of 2020 were 3% higher than the fourth quarter of 2019 primarily due to increases in volumes of development and pre-qualification wafers, partially offset by a $33 million reduction in non-cash depreciation expense from the revision of the estimated useful lives of equipment in our R&D facilities and our NAND wafer fabrication facilities from five years to seven years in the first quarter of 2020.

R&D expenses for the first quarter of 2020 were 5% higher than the first quarter of 2019 primarily due to a reduction of R&D reimbursements from our partners and increases in volumes of development and pre-qualification wafers, partially offset by lower depreciation expense from the revision of the estimated useful lives of equipment. R&D expenses were reduced by $30 million in the first quarter of 2019 due to reimbursements, primarily from our joint development activities with Intel for 3D NAND and 3D XPoint technologies, which were substantially completed in the third quarter of 2019 and first quarter of 2020, respectively.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2020	2019	2019

Income tax (provision) benefit, excluding items below	$(31)	$(61)	$(378)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(24)	(11)	(52)
Repatriation tax, net of adjustments related to uncertain tax positions	—	1	(47)
	$(55)	$(71)	$(477)

Effective tax rate	9.8%	10.8%	12.6%

The decrease in our income tax provision in the first quarter of 2020 as compared to the fourth and first quarters of 2019 was due primarily to reductions in our profit before tax and the foreign minimum tax. Our income taxes include
28 | 2020 Q1 10-Q

the effect of operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effects of tax incentive arrangements were not significant to our tax provision for the first quarter of 2020 or the fourth quarter of 2019. These arrangements reduced our tax provision for the first quarter of 2019 by $427 million (benefiting our diluted earnings per share by $0.36).

Other: Interest expense for the first quarter of 2020 increased 21% as compared to the fourth quarter of 2019 primarily due to debt issuances in the first quarter of 2020 and fourth quarter of 2019. Interest income for the first quarter of 2020 decreased 23% as compared to the fourth quarter of 2019 primarily due to decreases in interest rates and our cash and investment balances.

Interest expense for the first quarter of 2020 increased 42% as compared to the first quarter of 2020 primarily due to increases in debt obligations. Interest income for the first quarter of 2020 increased 16% as compared to the first quarter of 2019 as a result of increases in our cash and investment balances.

Further discussion of other operating and non-operating income and expenses can be found in the notes contained in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans, Other Operating Income (Expense), Net, and Other Non-Operating Income (Expense), Net” notes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of November 28, 2019, we had an undrawn revolving credit facility that provides for borrowings of up to $2.50 billion and matures in July 2023. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that capital expenditures in 2020 for property, plant, and equipment, net of partner contributions, to be $7 billion to $8 billion, focused on technology transitions and product enablement. The actual amounts for 2020 will vary depending on market conditions. As of November 28, 2019, we had commitments of approximately $3.1 billion for the acquisition of property, plant, and equipment, of which approximately $2.5 billion is expected to be paid within one year.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate us to acquire any common stock and is subject to market conditions and our ongoing determination of the best use of available cash. Through November 28, 2019, we had repurchased an aggregate of $2.71 billion of the authorized amount. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity.”

Cash and marketable investments totaled $8.19 billion as of November 28, 2019 and $9.12 billion as of August 29, 2019. Our investments consist primarily of bank deposits, money market funds, and liquid investment grade, fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of November 28, 2019, $3.2 billion of our cash and marketable investments was held by our foreign subsidiaries.

Limitations on the Use of Cash and Investments: Cash and marketable investments as of November 28, 2019 included $463 million held by MMJ. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, MMJ is prohibited from paying dividends to us. In addition, pursuant to an order of the Tokyo District Court, MMJ cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of MMJ are not available for use by us in our other operations. Furthermore, certain uses of the assets of MMJ, including investments in certain capital expenditures, may require consent of MMJ’s trustees and/or the Tokyo District Court.

Cash Flows:

	First Quarter
	2020	2019

Net cash provided by operating activities	$2,011	$4,810
Net cash provided by (used for) investing activities	(1,189)	(4,427)
Net cash provided by (used for) financing activities	(992)	(2,435)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(14)	(10)
Net increase in cash, cash equivalents, and restricted cash	$(184)	$(2,062)

Operating Activities: For the first quarter of 2020, cash provided by operating activities was due primarily to cash generated by our operations and working capital adjustments, which included the effects of 1) an increase in accounts payable and accrued expenses from timing of payments and 2) a decrease in inventories, partially offset by the effects of an increase in receivables due to a higher level of revenue. For the first quarter of 2019, cash provided by operating activities was due primarily to net income and the effect of working capital adjustments, which included the effects of 1) a decrease in net deferred tax assets and 2) a decrease in receivables due to a lower level of revenue, partially offset by the effects of an increase in inventories.

Investing Activities: For the first quarter of 2020, net cash used for investing activities consisted primarily of $1.93 billion of expenditures for property, plant, and equipment (net of partner contributions) partially offset by $744 million of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first quarter of 2019, net cash used for investing activities consisted primarily of $2.46 billion of expenditures for property, plant, and equipment (net of partner contributions) and $1.91 billion of net outflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first quarter of 2020, net cash used for financing activities consisted primarily of $1.42 billion cash payments to reduce our debt, including $621 million for IMFT Member Debt repayments, $534 million to prepay the 2025 Notes, $196 million to settle conversions of notes, $64 million for scheduled repayment of finance leases, $744 million for the acquisition of noncontrolling interest in IMFT, and $50 million for the acquisition of 1 million shares of treasury stock under our $10 billion share repurchase authorization. Cash used for financing activities was partially offset by net proceeds of $1.25 billion from borrowing the 2024 Term Loan A. For the first quarter of 2019, net cash used for financing activities consisted primarily of $1.80 billion for the acquisition of 42 million shares of treasury stock and cash payments to reduce our debt, including $413 million for scheduled repayment of other notes and capital leases and $164 million to settle conversions of notes.

Potential Settlement Obligations of Convertible Notes: Since the closing price of our common stock exceeded 130% of the conversion price per share of all our convertible notes for at least 20 trading days in the 30 trading day period ended on September 30, 2019, holders may convert these notes through the calendar quarter ended December 31, 2019. Additionally, the closing price of our common stock also exceeded the thresholds for the calendar quarter ended December 31, 2019; therefore, such notes are convertible by the holders at any time through March 31, 2020. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending December 31, 2019 if all holders converted their notes. The amounts in the table below are based on our closing share price of $48.16 as of November 28, 2019.
30 | 2020 Q1 10-Q

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares

2032D Notes	Cash and/or shares	Cash and/or shares	13	$—	13	$645
2033F Notes	Cash	Cash and/or shares	2	18	1	73
			15	$18	14	$718

Contractual Obligations:

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases" and "– Debt."

Recently Adopted Accounting Standards

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards.”

Recently Issued Accounting Standards

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. For further discussion about market risk and sensitivity analysis related to changes in currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 29, 2019.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the first quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended August 29, 2019 and “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” herein.

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

	DRAM	NAND
	(percentage change in average selling prices)

2019 from 2018	(30)%	(47)%
2018 from 2017	36%	(13)%
2017 from 2016	18%	(10)%
2016 from 2015	(34)%	(16)%
2015 from 2014	(11)%	(20)%
Revenue and units for MCPs and SSDs, which contain both DRAM and NAND, are disaggregated in the above table based on the relative values of each component. Prior periods have been conformed to current period presentation.

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

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, our ramp of emerging technologies in dedicated manufacturing capacity, declining selling prices, and changes in supply agreements. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and increases in our per gigabit manufacturing costs may adversely affect our gross margins, business, results of operations, or financial condition.

In addition, per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers’ demand. As a result, we may incur charges in connection with obsolete or excess inventories, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell
32 | 2020 Q1 10-Q

certain finished goods inventory to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Kioxia Holdings Corporation (formerly Toshiba Memory Corporation); and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments have provided, and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China’s stated national policy objectives. In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies. Some of our competitors may use aggressive pricing to obtain market share or take business of our key customers.

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

As a result of the corporate reorganization proceedings of MMJ initiated in 2012, and for so long as such proceedings are continuing, MMJ is prohibited from paying dividends, including any cash dividends, to us and such proceedings require that excess earnings be used in MMJ’s business or to fund the MMJ creditor payments. In addition, pursuant to an order of the Tokyo District Court, MMJ cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to approval of the legal trustee. As a result, the assets of MMJ are not available for use by us in our other operations. Furthermore, certain uses of the assets of MMJ, including certain capital expenditures of MMJ, may require consent of MMJ’s trustees and/or the Tokyo District Court.

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

Increases in tariffs or other trade restrictions or taxes on our or our customers’ products or equipment and supplies could have an adverse impact on our operations.

In 2019, 89% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including in Taiwan, Singapore, Japan, and China.

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. Some of our products are included in these tariffs. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and Chinese leaders. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact certain of our customers’ or our operations. If the U.S. were to impose current or additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Additionally, tariffs on our customers’ products could impact their sales of such end products, resulting in lower demand for our products.

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

On May 16, 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce added Huawei to the BIS’s Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei. In 2019, our sales to Huawei accounted for 12% of our total revenue. To ensure compliance with the Entity List restrictions, we suspended shipments of all products to Huawei, effective May 16, 2019. We have determined that certain products Huawei purchases from us are not subject to the Export Administration Regulations and consequently can be lawfully sold and shipped to Huawei. Accordingly, we resumed shipping certain products to Huawei in the fourth quarter of 2019.

We applied for, and recently received, licenses that enable us to provide support for the products we sell that are not subject to the Export Administration Regulations, as well as qualify new products for Huawei’s mobile and server businesses. Additionally, these licenses allow us to ship previously restricted products that we manufacture in the United States, which represent a very small portion of our sales. However, there are still some products outside of the mobile and server markets that we are unable to sell to Huawei. While Huawei remains on the Entity List, and in
34 | 2020 Q1 10-Q

the absence of additional licenses from the BIS, we may be unable to work with Huawei on product development for uses other than in mobile and server end-products, which may have a negative effect on our ability to sell products to Huawei in the future. Despite the receipt of licenses, Entity List restrictions may also encourage Huawei to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei. Moreover, although Huawei is not prohibited from paying (and we are not restricted from collecting) accounts receivable for products we sell to Huawei, the credit risks associated with these accounts may have increased as a result of the BIS’s actions.

We cannot predict what additional actions the U.S. government may take with respect to Huawei, including modifications to, or interpretations of, Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers. We may be unable to sell certain inventories to alternative customers, which may result in excess and obsolescence charges in future periods. The licenses we have received may not be effective against such additional or heightened restrictions.

The Entity List trade restrictions enacted during our third quarter of 2019 had an adverse effect on our business. Although we received licenses in the first quarter of fiscal 2020, we are unable to predict the impact these licenses will have on our sales to Huawei, nor the impact existing or future trade restrictions may have on our business with Huawei. Other companies may be added to the Entity List and/or subject to trade restrictions. For example, in October 2019, the U.S. government added several additional Chinese organizations to the Entity List, effective October 9, 2019. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customer’s products which incorporate our solutions may also be impacted by these and other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition. In addition, if there are changes to Export Administration Regulations or Entity List restrictions, our revenue with Huawei or other Chinese customers could be negatively impacted, and the licenses we have received could be rendered ineffective. Any such changes may have a further adverse effect on our business, results of operations, or financial condition.

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

Our key semiconductor memory and storage products and technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, and improving power consumption and reliability. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per-unit cost. We have invested and expect to continue to invest in R&D for new and existing products, which involves significant risk and uncertainties. We may be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies. There can be no assurance of the following:

•that we will be successful in developing competitive new semiconductor memory and storage technologies;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these technologies; and
•that margins generated from sales of these products will allow us to recover costs of development efforts.

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

In each of the last three fiscal years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our products could be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. Meaningful change in the inventory strategy of our customers, particularly those in China, could impact our industry bit demand growth outlook. The loss of one or more of our major customers or any significant reduction in orders from, or a shift in product mix by, these customers could have a material adverse effect on our business, results of operations, or financial condition.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

In 2019, 53% of our revenue was to customers who have headquarters located in the United States. We ship our products to the locations specified by our customers. Customers with global supply chains and operations may request we deliver products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses. As a result, 89% of our revenue in 2019 was from products shipped to customer locations outside the United States. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, Japan, and China. Many of our customers, suppliers, and vendors operate internationally and are also subject to the risks described below. In addition, the U.S. government has in the past restricted American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even when such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose while complying with such restrictions. We have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. Possible future U.S. government actions could lead to additional or enhanced controls on exports from the United States to China or other countries, bans on sales to other key customers, or other similar restrictions.

Trade-related government actions, by China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to Huawei or other customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

Our international sales and operations are subject to a variety of risks, including:

•export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds;
•imposition of bans on sales of goods or services to one or more of our significant foreign customers;
•compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act of 1977, as amended, export and import laws, and similar rules and regulations;
•theft of intellectual property;
•political and economic instability;
•government actions or civil unrest preventing the flow of products, including delays in shipping and obtaining products, cancellation of orders, or loss or damage of products;
•problems with the transportation or delivery of products;
•issues arising from cultural or language differences and labor unrest;
•longer payment cycles and greater difficulty in collecting accounts receivable;
•compliance with trade, technical standards, and other laws in a variety of jurisdictions;
•contractual and regulatory limitations on the ability to maintain flexibility with staffing levels;
•disruptions to manufacturing operations as a result of actions imposed by foreign governments;
•changes in economic policies of foreign governments; and
•difficulties in staffing and managing international operations.

If we or our customers, suppliers, or vendors are impacted by these risks, it could have a material adverse effect on our business, results of operations, or financial condition.

36 | 2020 Q1 10-Q

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

We are unable to predict the outcome of these assertions of infringement made against us and therefore cannot estimate the range of possible loss. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our operations in China, products, and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition. (See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.”)

We are subject to allegations of anticompetitive conduct.

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated amended complaint that purports to be on be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated complaint. The consolidated complaint purports to be on behalf of a nationwide class of direct purchasers of DRAM products. The complaints assert claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and seek treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief.

Additionally, six cases have been filed in the following Canadian courts: Superior Court of Quebec, the Federal Court of Canada, the Ontario Superior Court of Justice, and the Supreme Court of British Columbia. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

On May 15, 2018, the Chinese State Administration for Market Regulation (“SAMR”) notified Micron that it was investigating potential collusion and other anticompetitive conduct by DRAM suppliers in China. On May 31, 2018, SAMR made unannounced visits to our sales offices in Beijing, Shanghai, and Shenzhen to seek certain information as part of its investigation. We are cooperating with SAMR in its investigation.

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

Certain materials are primarily available in certain countries, including rare earth elements, minerals, and metals available primarily from China. Trade disputes or other political or economic conditions may limit our availability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

We and/or our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, and responsible sourcing practices, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Lead times for the supply of materials have been extended in the past. The disruption of our supply of materials, components, services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

Our operations are dependent on our ability to procure advanced semiconductor manufacturing equipment that enables the transition to lower cost manufacturing processes. For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier. From time to time, we have experienced difficulties in obtaining some equipment on a timely basis due to suppliers’ limited capacity. Our inability to obtain equipment on a timely basis could adversely affect our ability to transition to next generation manufacturing processes and reduce our costs. Delays in obtaining equipment could also impede our ability to ramp production at new facilities and could increase our overall costs of a ramp. Our inability to obtain advanced semiconductor manufacturing equipment in a timely manner could have a material adverse effect on our business, results of operations, or financial condition.

New product and market development may be unsuccessful.

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product and system-level solution development over the next several years. Additionally, we are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customer’s ability to accurately forecast the end-customer’s needs and preferences. As a result, our product demand forecasts may be impacted significantly by the strategic actions of our customers. For certain of our markets, it is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may excluded us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance of the following:

•that our product development efforts will be successful;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these products;
•that we will be able to establish or maintain key relationships with customers, or that we will not be prohibited from working with certain customers, for specific chip set or design requirements;
38 | 2020 Q1 10-Q

•that we will be able to introduce new products into the market and qualify them with our customers on a timely basis; or
•that margins generated from sales of these products will allow us to recover costs of development efforts.

Our unsuccessful efforts to develop new products and solutions could have a material adverse effect on our business, results of operations, or financial condition.

Increases in sales of system solutions may increase our dependency upon specific customers and our costs to develop and qualify our system solutions.

Our development of system-level memory and storage products is dependent, in part, upon successfully identifying and meeting our customers’ specifications for those products. Developing and manufacturing system-level products with specifications unique to a customer increases our reliance upon that customer for purchasing our products in sufficient volume, quantity, and in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers’ specifications or achieve design wins with our customers, we may experience a significant adverse impact on our revenues and margins. Even if our products meet customer specifications, our sales of system-level solutions are dependent upon our customers choosing our products over those of our competitors and purchasing our products at sufficient volumes and prices. Our competitors’ products may be less costly, provide better performance, or include additional features when compared to our products. Our long-term ability to sell system-level memory and storage products is reliant upon our customers’ ability to create, market, and sell their products containing our system-level solutions at sufficient volumes and prices in a timely manner. If we fail to successfully develop and market system-level products, our business, results of operations, or financial condition may be materially adversely affected.

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and solutions may be deemed fully or partially responsible for functions in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. We could be adversely affected in several ways, including the following:

•we may be required or agree to compensate customers for costs incurred or damages caused by defective or incompatible products and to replace products;
•we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and
•we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our relationships with existing or potential customers.

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

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon, misappropriate, misuse, or otherwise violate their intellectual property rights. We are unable to predict the outcome of these assertions made against us. Any of these types of claims, regardless of the merits, could subject us to significant costs to defend or resolve such claims and may consume a substantial portion of management’s time and attention. As a result of these claims, we may be required to:

•pay significant monetary damages, fines, royalties, or penalties;
•enter into license or settlement agreements covering such intellectual property rights;
•make material changes to or redesign our products and/or manufacturing processes; and/or
•cease manufacturing, having made, selling, offering for sale, importing, marketing, or using products and/or manufacturing processes in certain jurisdictions.

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. (See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.”)

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Any claim, with or without merit, could result in significant legal fees that could negatively impact our financial results, disrupt our operations, and require significant
40 | 2020 Q1 10-Q

attention from our management. We could be subject to litigation or arbitration disputes arising from our relationships with vendors or customers, supply agreements, or contractual obligations with our subcontractors or business partners. We may also be associated with and subject to litigation arising from the actions of our subcontractors or business partners. We may also be subject to litigation as a result of indemnities we issue, primarily with our customers, the terms of our product warranties, and from product liability claims. As we continue to focus on developing system solutions with manufacturers of consumer products, including autonomous driving, augmented reality, and others, we may be exposed to greater potential for personal liability claims against us as a result of consumers’ use of those products. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. Exposures to various litigation could lead to significant costs and expenses as we defend claims, are required to pay damage awards, or enter into settlement agreements, any of which could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to allegations of securities violations and related wrongful acts.

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seek compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019. On March 5, 2019, a derivative complaint was filed by a shareholder in the U.S. District Court for the District of Delaware, based on similar allegations to the securities fraud cases, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints were subsequently filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho. On November 20, 2019, the plaintiff in the second action filed in the U.S. District Court for the District of Delaware voluntarily dismissed his complaint.

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

From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes or tsunamis, that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. The events noted above have occurred from time to time in the past and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

If production is disrupted for any reason, manufacturing yields may be adversely affected, or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenues, or damage to customer relationships, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our acquisition of Intel's noncontrolling interest in IMFT involves numerous risks.

On October 31, 2019, we purchased Intel’s noncontrolling interest in IMFT, now known as MTU. Our acquisition involves risks including, but not limited to, an inability to sell the product MTU produces, increases in underutilization charges, increase in R&D expenses, retention of key employees, and successful integration of MTU. We may also face risks from disputes in connection with joint venture activities, or difficulties or delays in collecting amounts due to us. The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of November 28, 2019, we had debt with a carrying value of $5.65 billion. As of November 28, 2019, we also had an undrawn revolving credit facility that matures in July 2023 and provides for borrowings of up to $2.50 billion. As of November 28, 2019, the conversion value in excess of principal of our convertible notes was $567 million, based on the trading price of our common stock of $48.16 per share on such date.

Our debt obligations could adversely impact us. For example, these obligations could:

•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, and other business activities;
•require us to use cash and/or issue shares of our common stock to settle any conversion obligations of our convertible notes;
42 | 2020 Q1 10-Q

•result in certain of our debt instruments being accelerated to be immediately due and payable or being deemed to be in default if certain terms of default are triggered, such as applicable cross payment default and/or cross-acceleration provisions;
•adversely impact our credit rating, which could increase future borrowing costs;
•limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;
•restrict our ability to incur specified indebtedness, create or incur certain liens, and enter into sale-leaseback financing transactions;
•increase our vulnerability to adverse economic and semiconductor memory and storage industry conditions;
•increase our exposure to interest rate risk from variable rate indebtedness;
•continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and
•require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda’s insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V. (“Micron B.V.”), in the District Court of Munich, Civil Chamber. The complaint seeks to void, under Section 133 of the German Insolvency Act, a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda’s shares of Inotera (the “Inotera Shares”), representing approximately 18% of Inotera’s outstanding shares at that time, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate, under Sections 103 or 133 of the German Insolvency Code, a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the

Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda’s obligations under the patent cross-license agreement are canceled. In addition, the Court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court’s decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed two independent experts to perform an evaluation of Dr. Jaffé’s claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed experts issued their report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the experts for supplemental expert opinion.

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

We are subject to income taxes in the U.S. and many foreign jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017 by the United States and for which the U.S. Treasury Department continues to issue interpretive guidance. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If adopted by countries, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditional upon achieving or maintaining certain performance obligations and are subject to reduction, termination, or clawback.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase
44 | 2020 Q1 10-Q

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

Acquisitions and the formation or operation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks, including the following:

•integrating the operations, technologies, and products of acquired or newly formed entities into our operations;
•increasing capital expenditures to upgrade and maintain facilities;
•increased debt levels;
•the assumption of unknown or underestimated liabilities;
•the use of cash to finance a transaction, which may reduce the availability of cash to fund working capital, capital expenditures, R&D expenditures, and other business activities;
•diverting management’s attention from daily operations;
•managing larger or more complex operations and facilities and employees in separate and diverse geographic areas;
•hiring and retaining key employees;
•requirements imposed by governmental authorities in connection with the regulatory review of a transaction, which may include, among other things, divestitures or restrictions on the conduct of our business or the acquired business;
•inability to realize synergies or other expected benefits;
•failure to maintain customer, vendor, and other relationships;
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, compliance programs, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices; and
•impairment of acquired intangible assets, goodwill, or other assets as a result of changing business conditions, technological advancements, or worse-than-expected performance of the acquired business.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, New Taiwan dollar, and yen. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar have been volatile and may be volatile in future periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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

Our inability to comply with customers’ requirements for responsible sourcing or with regulations could have a material adverse effect on our business, results of operations, or financial condition.

We and others are subject to a variety of laws, regulations, or industry standards that may result in additional costs and liabilities.

The manufacturing of our products requires the use of facilities, equipment, and materials that are subject to a broad array of laws and regulations in numerous jurisdictions in which we operate. Additionally, we are subject to a variety of other laws and regulations relative to the construction, maintenance, and operations of our facilities. Any changes in laws, regulations, or industry standards could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with laws, regulations, or industry standards could adversely impact our reputation and our financial results. Additionally, we engage various third parties to represent us or otherwise act on our behalf who are also subject to a broad array of laws, regulations, and industry standards. Our engagement with these third parties may also expose us to risks associated with their respective compliance with laws and regulations. As a result of these items, we could experience the following:

•suspension of production;
•remediation costs;
•alteration of our manufacturing processes;
•regulatory penalties, fines, and legal liabilities; and
•reputational challenges.

Our failure, or the failure of our third-party agents, to comply with laws, regulations, or industry standards could have a material adverse effect on our business, results of operations, or financial condition.

46 | 2020 Q1 10-Q

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, capped call contracts on our common stock, and derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of such default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

The operations of MMJ are subject to continued oversight by the Tokyo District Court during the pendency of the corporate reorganization proceedings.

Because MMJ’s plan of reorganization provides for ongoing payments to creditors following the closing of the MMJ acquisition, the reorganization proceedings in Japan (the “Japan Proceedings”) are continuing and MMJ remains subject to the oversight of the Tokyo District Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Tokyo District Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the business of the MMJ, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. The final creditor payment under MMJ’s plan of reorganization is scheduled to occur in December 2019. Following distribution of the final payment and the Tokyo District Court’s approval and issuance of an order concluding the reorganization proceedings, MMJ’s reorganization proceedings in Japan and oversight by the Tokyo District Court will terminate.

During the pendency of the reorganization proceedings in Japan, MMJ is obligated to provide periodic financial reports to the Tokyo District Court and may be required to obtain the consent of the Tokyo District Court prior to taking a number of significant actions relating to its businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling material disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of MMJ or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of MMJ’s plan of reorganization. Accordingly, during the pendency of the reorganization proceedings in Japan, our ability to operate MMJ as part of our global business or to cause MMJ to take certain actions that we deem advisable for its business could be adversely affected if the Tokyo District Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to MMJ.

The operations of MMJ being subject to the continued oversight by the Tokyo District Court during the pendency of the corporate reorganization proceedings could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate us to acquire any common stock and is subject to market conditions and our ongoing determination of the best use of available cash.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs

August 30, 2019	–	October 3, 2019	—	$—	—
October 4, 2019	–	October 31, 2019	659,192	45.52	—
November 1, 2019	–	November 28, 2019	417,688	47.89	—
			1,076,880	46.44		$7,287,838,276

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

48 | 2020 Q1 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	December 20, 2019	By:	/s/ David A. Zinsner
David A. Zinsner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Paul Marosvari
Paul Marosvari
Vice President and Chief Accounting Officer
(Principal Accounting Officer)