Form 10-Q
period 2020-02-27
MICRON TECHNOLOGY INC
filed 2020-03-26
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2020
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
Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒
The number of outstanding shares of the registrant’s common stock as of March 19, 2020 was 1,112,186,006.

Micron Company Profile

Founded over 40 years ago on October 5, 1978 Headquartered in Boise, Idaho, USA 4th Largest semiconductor company in the world* 18 Countries* 13 Manufacturing sites and 13 customer labs* 37,000 Team members*	Redefining What’s Possible
The world is moving to a new economic model, where data is driving value creation in ways nobody had imagined just a few years ago.
Who We Are
Data is today’s new business currency, and memory and storage are emerging as strategic differentiators that will redefine how we extract value from data to learn, explore, communicate, and experience. Our more than 37,000 team members, in 18 different countries, work with countless customers to innovate every day and pursue the products that will shape how we live and work tomorrow.
Our Vision
As a global leader in memory and storage solutions, we are transforming how the world uses information to enrich life by enabling technologies to collect, store, and manage data with unprecedented speed and efficiency. We are accelerating the transformation of information into intelligence – inspiring the world to learn, communicate, and advance faster than ever.
Our Commitment
*Micron data as of August 29, 2019. Gartner Market Share: Semiconductors by End Market, Worldwide, 2018 (April 2019)	Our day-to-day operations wouldn’t be possible without our team members’ commitment to business integrity and environmental sustainability. Whether it’s adhering to our professional values or valuing the communities we work in, for us, doing business better means doing business right.
Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com
Global Product Portfolio
DRAM | NAND | 3D XPointTM Memory | NOR | Solid-State Drives High Bandwidth Memory (HBM) | Multichip Packages | Advanced Solutions
Connect with us on micron.com
© 2020 Micron Technology, Inc. Micron, the Micron logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 03/20

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due 2024	IMFT	IM Flash Technologies, LLC
2024 Notes	5.25% Senior Notes due 2024	Intel	Intel Corporation
2025 Notes	5.50% Senior Notes due 2025	MCP	Multi-Chip Package
2026 Notes	5.63% Senior Notes due 2026	Micron	Micron Technology, Inc. (Parent Company)
2027 Notes	4.19% Senior Notes due 2027	MMJ	Micron Memory Japan, G.K.
2029 Notes	5.33% Senior Notes due 2029	MMT	Micron Memory Taiwan Co., Ltd.
2030 Notes	4.66% Senior Notes due 2030	MTTW	Micron Technology Taiwan, Inc.
2032D Notes	3.13% Convertible Senior Notes due 2032	MTU	Micron Technology Utah, LLC
2033F Notes	2.13% Convertible Senior Notes due 2033	Qimonda	Qimonda AG
DDR	Double Data Rate	SSD	Solid State Drive
GDDR	Graphics Double Data Rate	VIE	Variable Interest Entity

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands — Micron® and Crucial® — our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, 3D XPoint memory, and NOR, is transforming how the world uses information to enrich life. Backed by more than 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, 5G, machine learning, and autonomous vehicles, in key market segments like mobile, data center, client, consumer, industrial, graphics, automotive, and networking.

Micron and the Micron orbit logo are trademarks of Micron Technology, Inc. 3D XPoint is a trademark of Intel in the United States and/or other countries. All other trademarks are the property of their respective owners.

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding underutilization of our Lehi, Utah manufacturing capacity (previously known as IMFT and now known as MTU); the sufficiency of our cash and investments, cash flows from operations, and available financing; and capital spending in 2020. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II, Other Information – Item 1A. Risk Factors.”
2 | 2020 Q2 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Revenue	$4,797	$5,835	$9,941	$13,748
Cost of goods sold	3,442	2,971	7,220	6,269
Gross margin	1,355	2,864	2,721	7,479

Selling, general, and administrative	223	209	434	418
Research and development	681	601	1,321	1,212
Other operating (income) expense, net	11	97	8	133
Operating income	440	1,957	958	5,716

Interest income	34	58	78	96
Interest expense	(46)	(27)	(93)	(60)
Other non-operating income (expense), net	(1)	(84)	45	(75)
	427	1,904	988	5,677

Income tax (provision) benefit	(21)	(280)	(76)	(757)
Equity in net income (loss) of equity method investees	1	1	3	1
Net income	407	1,625	915	4,921

Net income attributable to noncontrolling interests	(2)	(6)	(19)	(9)
Net income attributable to Micron	$405	$1,619	$896	$4,912

Earnings per share
Basic	$0.37	$1.45	$0.81	$4.37
Diluted	0.36	1.42	0.79	4.24

Number of shares used in per share calculations
Basic	1,111	1,114	1,109	1,123
Diluted	1,133	1,141	1,131	1,157

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Net income	$407	$1,625	$915	4,921

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(18)	6	(15)	(6)
Gains (losses) on investments	3	6	(2)	3
Foreign currency translation adjustments	—	(1)	—	(1)
Pension liability adjustments	—	—	(1)	—
Other comprehensive income (loss)	(15)	11	(18)	(4)
Total comprehensive income	392	1,636	897	4,917
Comprehensive income attributable to noncontrolling interests	(2)	(6)	(19)	(9)
Comprehensive income attributable to Micron	$390	$1,630	$878	$4,908

See accompanying notes to consolidated financial statements.
4 | 2020 Q2 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	February 27, 2020	August 29, 2019

Assets
Cash and equivalents	$7,118	$7,152
Short-term investments	363	803
Receivables	3,049	3,195
Inventories	5,208	5,118
Other current assets	238	235
Total current assets	15,976	16,503
Long-term marketable investments	586	1,164
Property, plant, and equipment	29,647	28,240
Intangible assets	332	340
Deferred tax assets	764	837
Goodwill	1,228	1,228
Operating lease right-of-use assets	605	—
Other noncurrent assets	510	575
Total assets	$49,648	$48,887

Liabilities and equity
Accounts payable and accrued expenses	$5,077	$4,626
Current debt	237	1,310
Other current liabilities	508	454
Total current liabilities	5,822	6,390
Long-term debt	5,188	4,541
Noncurrent operating lease liabilities	548	—
Noncurrent unearned government incentives	586	636
Other noncurrent liabilities	383	452
Total liabilities	12,527	12,019

Commitments and contingencies

Redeemable noncontrolling interest	98	98

Micron shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,191 shares issued and 1,112 outstanding (1,182 shares issued and 1,106 outstanding as of August 29, 2019)	119	118
Additional capital	8,725	8,214
Retained earnings	31,602	30,761
Treasury stock, 79 shares held (76 shares as of August 29, 2019)	(3,414)	(3,221)
Accumulated other comprehensive income	(9)	9
Total Micron shareholders’ equity	37,023	35,881
Noncontrolling interest in subsidiary	—	889
Total equity	37,023	36,770
Total liabilities and equity	$49,648	$48,887
See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income				491			491	15	506
Other comprehensive income (loss), net						(3)	(3)		(3)
Stock issued under stock plans	3	1	31				32		32
Stock-based compensation expense			72				72		72
Repurchase of stock	—	—	(6)	(34)	(50)		(90)		(90)
Acquisition of noncontrolling interest			123				123	(904)	(781)
Conversion and repurchase of convertible notes			(6)				(6)		(6)
Balance at November 28, 2019	1,185	$119	$8,428	$31,218	$(3,271)	$6	$36,500	$—	$36,500
Net income				405			405	—	405
Other comprehensive income (loss), net						(15)	(15)		(15)
Stock issued under stock plans	7	—	121				121		121
Stock-based compensation expense			85				85		85
Repurchase of stock	(1)	—	(4)	(21)	(45)		(70)		(70)
Settlement of capped calls			98		(98)		—		—
Conversion and repurchase of convertible notes			(3)				(3)		(3)
Balance at February 27, 2020	1,191	$119	$8,725	$31,602	$(3,414)	$(9)	$37,023	$—	$37,023

See accompanying notes to consolidated financial statements.
6 | 2020 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect of adoption new accounting standard				92			92		92
Net income				3,293			3,293	—	3,293
Other comprehensive income (loss), net						(15)	(15)		(15)
Stock issued under stock plans	3	—	15				15		15
Stock-based compensation expense			61				61		61
Repurchase of stock	(1)	—	108	(11)	(1,933)		(1,836)		(1,836)
Reclassification of redeemable convertible notes, net			1				1		1
Conversion and repurchase of convertible notes			(36)				(36)		(36)
Balance at November 29, 2018	1,172	$117	$8,350	$27,769	$(2,362)	$(5)	$33,869	$870	$34,739
Net income				1,619			1,619	5	1,624
Other comprehensive income (loss), net						11	11		11
Stock issued under stock plans	7	1	76				77		77
Stock-based compensation expense			57				57		57
Repurchase of stock	(1)	—	(5)	(24)	(702)		(731)		(731)
Acquisition of noncontrolling interest							—	(12)	(12)
Reclassification of redeemable convertible notes, net			1				1		1
Conversion and repurchase of convertible notes			(336)				(336)		(336)
Balance at February 28, 2019	1,178	$118	$8,143	$29,364	$(3,064)	$6	$34,567	$863	$35,430

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six months ended	February 27, 2020	February 28, 2019

Cash flows from operating activities
Net income	$915	$4,921
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	2,661	2,648
Amortization of debt discount and other costs	16	29
Stock-based compensation	157	118
(Gain) loss on debt prepayments, repurchases, and conversions	(42)	69
Change in operating assets and liabilities
Receivables	104	1,202
Inventories	(90)	(800)
Accounts payable and accrued expenses	257	(326)
Deferred income taxes, net	38	320
Other	(4)	64
Net cash provided by operating activities	4,012	8,245

Cash flows from investing activities
Expenditures for property, plant, and equipment	(3,999)	(5,349)
Purchases of available-for-sale securities	(566)	(2,566)
Proceeds from sales of available-for-sale securities	1,059	160
Proceeds from maturities of available-for-sale securities	523	391
Proceeds from government incentives	105	455
Other	(21)	(10)
Net cash provided by (used for) investing activities	(2,899)	(6,919)

Cash flows from financing activities
Repayments of debt	(1,676)	(705)
Acquisition of noncontrolling interest in IMFT	(744)	—
Payments to acquire treasury stock	(159)	(2,568)
Payments on equipment purchase contracts	(29)	(37)
Proceeds from issuance of debt	1,250	1,800
Other	151	27
Net cash provided by (used for) financing activities	(1,207)	(1,483)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(14)	(1)

Net decrease in cash, cash equivalents, and restricted cash	(108)	(158)
Cash, cash equivalents, and restricted cash at beginning of period	7,279	6,587
Cash, cash equivalents, and restricted cash at end of period	$7,171	$6,429

See accompanying notes to consolidated financial statements.
8 | 2020 Q2 10-Q

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

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part I – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended August 29, 2019. Except for the significant accounting policy associated with leases as discussed below, there have been no material changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended August 29, 2019.

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

Unconsolidated VIE

PTI Xi’an: Powertech Technology Inc. Xi’an (“PTI Xi’an”) is a wholly-owned subsidiary of Powertech Technology Inc. (“PTI”) and was created to provide assembly services to us at our manufacturing site in Xi’an, China. We do not have an equity interest in PTI Xi’an. PTI Xi’an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We do not have the power to direct the activities of PTI Xi’an that most significantly impact its economic performance, primarily because we do not have governance rights. Therefore, we do not consolidate PTI Xi’an. In connection with our assembly services with PTI, as of February 27, 2020 and August 29, 2019, we had net property, plant, and equipment of $44 million and $50 million, respectively, and finance lease obligations of $41 million and $47 million, respectively.

Consolidated VIE

IMFT: Through the date we acquired Intel’s noncontrolling interest in IMFT, IMFT was a VIE because all of its costs were passed to us and its other member, Intel, through product purchase agreements and because IMFT was dependent upon us or Intel for additional cash requirements. The primary activities of IMFT were driven by the constant introduction of product and process technology. Because we performed a significant majority of the technology development we had the power to direct its key activities. We consolidated IMFT due to this power and our obligation to absorb losses and the right to receive benefits from IMFT that could have been potentially significant to it. On October 31, 2019, we acquired Intel’s interest in IMFT at which time IMFT, now known as MTU, became a wholly-owned subsidiary. (See “Equity – Noncontrolling Interest in Subsidiary” note.)

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 – Leases (as amended, “ASC 842”), which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of lease payments. We adopted ASC 842 in the first quarter of 2020 under the modified retrospective method and elected to not recast prior periods. We elected the practical expedients available under the transition guidance, including but not limited to, not reassessing past lease accounting or using hindsight to evaluate lease term. In addition, we elected to not separate lease and non-lease components for real estate or gas plant leases. As a result of adopting ASC 842, we recognized $567 million for operating lease liabilities and right-of-use assets and reclassified an additional $66 million of other balances to right-of-use assets to conform to the new presentation requirements of ASC 842.

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
10 | 2020 Q2 10-Q

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

Cash and Investments
Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	February 27, 2020				August 29, 2019
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments (1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments (1)	Total Fair Value

Cash	$3,146	$—	$—	$3,146	$2,388	$—	$—	$2,388
Level 1 (2)
Money market funds	1,894	—	—	1,894	3,418	—	—	3,418
Level 2 (3)
Certificates of deposits	2,019	9	7	2,035	1,292	13	1	1,306
Corporate bonds	—	239	270	509	—	550	689	1,239
Government securities	17	67	189	273	36	149	232	417
Asset-backed securities	—	34	120	154	—	67	242	309
Commercial paper	42	14	—	56	18	24	—	42
	7,118	$363	$586	$8,067	7,152	$803	$1,164	$9,119
Restricted cash (4)	53				127
Cash, cash equivalents, and restricted cash	$7,171				$7,279
(1)The maturities of long-term marketable investments range from one year to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of February 27, 2020 or August 29, 2019.
(4)Restricted cash is included in other noncurrent assets and primarily relates to certain government incentives received prior to being earned. The restrictions lapse upon achieving certain performance conditions. Restricted cash as of August 29, 2019 also included amounts related to the corporate reorganization proceedings of MMJ.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of February 27, 2020, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	February 27, 2020	August 29, 2019

Trade receivables	$2,695	$2,778
Income and other taxes	186	242
Other	168	175
	$3,049	$3,195

Inventories

As of	February 27, 2020	August 29, 2019

Finished goods	$802	$757
Work in process	3,756	3,825
Raw materials and supplies	650	536
	$5,208	$5,118

Property, Plant, and Equipment

As of	February 27, 2020	August 29, 2019

Land	$352	$352
Buildings	11,682	10,931
Equipment (1)	46,577	44,051
Construction in progress (2)	2,119	1,700
Software	811	790
	61,541	57,824
Accumulated depreciation	(31,894)	(29,584)
	$29,647	$28,240
(1)Included costs related to equipment not placed into service of $1.38 billion as of February 27, 2020 and $2.33 billion as of August 29, 2019.
(2)Included building-related construction, tool installation, and software costs for assets not placed into service.

We periodically assess the estimated useful lives of our property, plant, and equipment. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of the existing equipment in our NAND wafer fabrication facilities and our research and development (“R&D”) facilities from five years to seven years as of the beginning of the first quarter of 2020. As a result, we estimate the reduction in non-cash depreciation expense for these assets benefited operating income and net income by approximately $125 million and diluted earnings per share by approximately $0.11 for the second quarter of 2020, and benefited operating income and net income by approximately $200 million and diluted earnings per share by approximately $0.17 for the first six months of 2020.

Intangible Assets and Goodwill

	February 27, 2020		August 29, 2019
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$595	$(263)	$583	$(243)
Goodwill	1,228	N/A	1,228	N/A

In the first six months of 2020 and 2019, we capitalized $30 million and $64 million, respectively, for product and process technology with weighted-average useful lives of 11 years and 8 years, respectively. Expected amortization expense is $39 million for the remainder of 2020, $65 million for 2021, $53 million for 2022, $47 million for 2023, and $41 million for 2024.

12 | 2020 Q2 10-Q

Leases

We have finance and operating leases through which we acquire or utilize equipment and facilities in our manufacturing operations and R&D activities as well as office space and other facilities used in our selling, general, and administrative (“SG&A”) functions.

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

Short-term and variable lease expenses were not significant and are presented within operating lease costs in the table below. Sublease income was not significant in any period presented. The components of lease expenses are presented below:

	Quarter ended	Six months ended
	February 27, 2020	February 27, 2020

Finance lease cost
Amortization of right-of-use asset	$39	$79
Interest on lease liability	5	11
Operating lease cost	24	48
	$68	$138

Other information related to our leases were as follows:

Six months ended	February 27, 2020

Cash flows used for operating activities
Finance leases	$12
Operating leases (1)	(10)
Cash flows used for financing activities
Finance leases	129
Noncash acquisitions of right of use assets
Operating leases	24
(1)Included $48 million of reimbursements received for tenant improvements.

As of	February 27, 2020

Weighted-average remaining lease term (in years)
Finance leases	4.1
Operating leases	7.2
Weighted-average discount rate
Finance leases	4.95%
Operating leases	2.67%

Maturities of lease liabilities existing as of February 27, 2020 were as follows:

For the year ending	Operating Leases	Finance Leases

Remainder of 2020	$33	$100
2021	68	109
2022	66	76
2023	62	50
2024	53	40
2025 and thereafter	442	213
Less imputed interest	(126)	(92)
	$598	$496

The table above excludes lease liabilities for those leases that have been signed but have not yet commenced. As of February 27, 2020, we had such lease liabilities relating to 1) operating lease payment obligations of $157 million for the initial 10-year lease term for a building, which may, at our election, be terminated after 3 years or extended for an additional 10 years, and 2) finance lease obligations of $907 million over a weighted-average period of 15 years for gas supply arrangements deemed to be embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

As of August 29, 2019, prior to adopting ASC 842, future minimum operating lease commitments with an initial term in excess of one year were $54 million for 2020, $64 million for 2021, $63 million for 2022, $59 million for 2023, and $53 million for 2024 and $459 million in 2025 and thereafter.

Accounts Payable and Accrued Expenses

As of	February 27, 2020	August 29, 2019

Accounts payable	$2,054	$1,677
Property, plant, and equipment	2,057	1,782
Salaries, wages, and benefits	566	695
Income and other taxes	209	309
Other	191	163
	$5,077	$4,626

14 | 2020 Q2 10-Q

Debt

	February 27, 2020					August 29, 2019
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

Finance lease obligations	N/A	4.95%	$153	$343	$496	$223	$368	$591
2024 Notes	4.64%	4.76%	—	597	597	—	597	597
2024 Term Loan A	2.90%	2.95%	62	1,186	1,248	—	—	—
2026 Notes	4.98%	5.07%	—	497	497	—	497	497
2027 Notes	4.19%	4.27%	—	895	895	—	895	895
2029 Notes	5.33%	5.40%	—	696	696	—	696	696
2030 Notes	4.66%	4.73%	—	845	845	—	845	845
2032D Notes (1)	3.13%	6.33%	—	129	129	—	127	127
2033F Notes (1)	2.13%	2.13%	19	—	19	196	—	196
MMJ Creditor Payments	N/A	—%	3	—	3	198	—	198
IMFT Member Debt	N/A	N/A	—	—	—	693	—	693
2025 Notes	5.50%	5.56%	—	—	—	—	516	516
			$237	$5,188	$5,425	$1,310	$4,541	$5,851
(1)Since the closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on December 31, 2019, these notes are convertible by the holders through the calendar quarter ended March 31, 2020. Additionally, the closing price of our common stock also exceeded the thresholds for the calendar quarter ended March 31, 2020; therefore, these notes are convertible by the holders at any time through June 30, 2020.

IMFT Member Debt

In connection with our purchase of Intel’s noncontrolling interest in IMFT on October 31, 2019, we extinguished the remaining IMFT Member Debt as a component of the cash consideration paid to Intel for their interest in IMFT and recognized a non-operating gain of $72 million for the difference between the $505 million of cash consideration allocated to the extinguishment of IMFT Member Debt and its $577 million carrying value. (See “Equity – Noncontrolling Interest in Subsidiary” note for the cash consideration allocated to the repurchase of noncontrolling interest.) Prior to our acquisition of Intel’s interests in IMFT, IMFT repaid Intel $116 million of IMFT Member Debt in the first quarter of fiscal 2020.

Convertible Senior Notes

As of February 27, 2020, the $50.58 trading price of our common stock was higher than the conversion prices of our convertible notes and, as a result, the aggregate conversion value of $752 million exceeded the aggregate principal amount of $150 million by $602 million.

Credit Facility

Our credit facility provides for our 2024 Term Loan A and a committed revolving credit facility. The 2024 Term Loan A and revolving credit facility generally bear interest at rates equal to LIBOR plus 1.25% to 2.00%, depending on our corporate credit rating and leverage ratio. Under the terms of the credit facility, we must maintain ratios, calculated as of the last day of each fiscal quarter, of total indebtedness to adjusted EBITDA and adjusted EBITDA to net interest expense.

2024 Term Loan A: On October 30, 2019, we drew the $1.25 billion available under our 2024 Term Loan A credit facility. Principal payments are due annually in an amount equal to 5.0% of the initial principal amount with the balance due at maturity in October 2024. The 2024 Term Loan A facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio.

Revolving Credit Facility: Subsequent to the second quarter of 2020, on March 13, 2020, we drew the $2.50 billion available under our revolving credit facility. Borrowings under the revolving credit facility are scheduled to mature on July 3, 2023 and we may repay amounts borrowed any time without penalty. The revolving credit facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio.

Debt Activity

The table below presents the effects of issuances, prepayments, and conversions of debt in the first six months of 2020. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

Six months ended February 27, 2020	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Decrease in Equity	Gain (Loss)

Issuances
2024 Term Loan A	$1,250	$1,248	$1,248	$—	$—
Prepayments
2025 Notes	(519)	(516)	(534)	—	(18)
IMFT Member Debt	(693)	(693)	(621)	—	72
Settled conversions
2033F Notes	(46)	(180)	(198)	(6)	(12)
Conversions not settled
2033F Notes	—	3	—	(3)	—
	$(8)	$(138)	$(105)	$(9)	$42

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

16 | 2020 Q2 10-Q

On December 15, 2014, Innovative Memory Solutions, Inc. (“IMS”) filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware. The complaint alleges that a variety of our NAND products infringe eight U.S. patents and seeks damages, attorneys’ fees, and costs. On August 31, 2018, Micron was served with a complaint filed by IMS in Shenzhen Intermediate People’s Court in Guangdong Province, China. On November 12, 2019, IMS filed an amended complaint in the same court. The amended complaint alleges that certain of our NAND flash products infringe a Chinese patent. The complaint seeks an order requiring Micron to stop manufacturing, using, selling, and offering for sale the accused products in China, and to pay damages and costs of 21 million Chinese yuan.

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

On July 5, 2018, MXA and MSS were notified that the Fuzhou Court granted a preliminary injunction against those entities that enjoins them from manufacturing, selling, or importing certain Crucial and Ballistic-branded DRAM modules and solid-state drives in China. The affected products make up slightly more than 1% of our annualized revenue. We are complying with the ruling and have requested the Fuzhou Court to reconsider or stay its decision.

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

18 | 2020 Q2 10-Q

Securities Matters

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seeks compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019. On March 5, 2019, a derivative complaint was filed by a shareholder in the U.S. District Court for the District of Delaware, based on similar allegations to the securities fraud cases, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints were subsequently filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho. On November 20, 2019, the plaintiff in the second action filed in the U.S. District Court for the District of Delaware voluntarily dismissed his complaint. On November 21, 2019, the plaintiff voluntarily dismissed his complaint that was filed in the U.S. District Court for the District of Idaho.

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

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate us to acquire any common stock and is subject to market conditions and our ongoing determination of the best use of available cash. In the second quarter and first six months of 2020, we repurchased 0.8 million shares of our common stock for $44 million, and 1.9 million shares of our common stock for $94 million, respectively. In the second quarter and first six months of 2019, we repurchased 20.2 million shares of our common stock for $702 million, and 62.6 million shares of our common stock for $2.51 billion, respectively. Through February 27, 2020, we had repurchased an aggregate of $2.76 billion under the authorization. The shares were recorded as treasury stock.

Capped calls: In the second quarter of 2020, we share-settled certain capped calls upon their expiration and received an aggregate of 1.7 million shares of our common stock, equal to a value of $98 million.

Noncontrolling Interest in Subsidiary

	February 27, 2020		August 29, 2019
As of	Balance	Percentage	Balance	Percentage

IMFT	$—	—%	$889	49%

On October 31, 2019, we purchased Intel’s noncontrolling interest in IMFT, now known as MTU, and IMFT Member Debt for $1.25 billion. In connection therewith, we recognized a $160 million adjustment to equity for the difference between the $744 million of cash consideration allocated to Intel’s noncontrolling interest and its $904 million carrying value. (See “Debt” note for the cash consideration allocated to, and extinguishment of, IMFT Member Debt.)

Pursuant to the terms of the IMFT wafer supply agreement, Intel received supply from MTU from November 2019 through March 6, 2020, at a volume equal to approximately 50% of their volume from IMFT in the six-month period prior to closing. On March 9, 2020, we agreed with Intel to terminate such agreement and entered into a new 3D XPoint wafer supply agreement. IMFT sales to Intel in the first quarter of 2020 through the date of our acquisition of Intel’s noncontrolling interest in IMFT were $158 million. IMFT sales to Intel in the second quarter and first six months of 2019 were $172 million and $347 million, respectively.

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes), were as follows:

	February 27, 2020		August 29, 2019
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes and MMJ Creditor Payments	$5,190	$4,781	$5,194	$4,937
Convertible notes	776	148	852	323

The fair values of our convertible notes in the table above were determined based on Level 2 inputs, including the trading price of our convertible notes when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our other debt instruments were estimated based on Level 2 inputs, including discounted cash flows, the trading price of our notes when available, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

20 | 2020 Q2 10-Q

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Current Assets (1)	Current Liabilities (2)

As of February 27, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$586	$—	$(16)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,240	1	(3)
Convertible notes settlement obligation (3)		—	(4)
		1	(7)

		$1	$(23)

As of August 29, 2019
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$146	$1	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,871	1	(9)
Convertible notes settlement obligation (3)		—	(179)
		1	(188)

		$2	$(188)
(1)Included in receivables – other.
(2)Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.
(3)Notional amounts of convertible notes settlement obligations were not significant as of February 27, 2020 and were 4 million shares of our common stock as of August 29, 2019.

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

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures and manufacturing costs. We recognized losses of $17 million and $14 million in the second quarter and first six months of 2020, respectively, and gains of $7 million and losses of $6 million in the second quarter and first six months of 2019, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings were significant in the second quarters or first six months of 2020 or 2019. The amounts from cash flow hedges included in accumulated other comprehensive income that are expected to be reclassified into earnings in the next 12 months were also not significant.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense). For derivative instruments without hedge accounting designation, we recognized losses of $1 million and gains of $4 million in the second quarter and first six months of 2020, respectively, and gains of $11 million in the second quarter of 2019 and losses of $11 million in the first quarter of 2019.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See “Debt” note.) We recognized losses of $12 million in the first six months of 2020, and losses of $82 million and $66 million in the second quarter and first six months of 2019, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations. The gains recognized in the second quarter of 2020 were not significant.

Equity Plans

As of February 27, 2020, 92 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Award activity is summarized as follows:

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Restricted stock award shares granted	—	—	8	6
Weighted-average grant-date fair value per share	$54.71	$37.01	$46.38	$39.83

Employee Stock Purchase Plan (“ESPP”)

For the six-month ESPP period ended January 2020 and January 2019, we issued 2 million and 1 million shares, respectively, at a per share price of $38.16 and $32.50, respectively. Assumptions used in the Black-Scholes option valuation model for ESPP grants for the periods below were as follows:

Quarter ended	February 27, 2020	February 28, 2019

Weighted-average grant-date fair value per share	14.43	10.92
Average expected life in years	0.5	0.5
Weighted-average expected volatility	43%	47%
Weighted-average risk-free interest rate	1.5%	2.5%
Expected dividend yield	0%	0%

22 | 2020 Q2 10-Q

Stock-based Compensation Expense

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Stock-based compensation expense by caption
Cost of goods sold	$37	$23	$68	$49
Selling, general, and administrative	26	18	48	37
Research and development	22	16	41	32
	$85	$57	$157	$118

Stock-based compensation expense by type of award
Restricted stock awards	$70	$42	$127	$83
ESPP	11	8	19	16
Stock options	4	7	11	19
	$85	$57	$157	$118

The income tax benefits related to share-based compensation were $53 million and $79 million for the second quarter and first six months of 2020, respectively, and $30 million and $53 million for the second quarter and first six months of 2019, respectively. As of February 27, 2020, $656 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2024, resulting in a weighted-average period of 1.4 years.

Revenue and Contract Liabilities

Revenue by technology is presented in the table below. (See “Segment and Other Information” note for disclosure of disaggregated revenue by market segments.)

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

DRAM	$3,083	$4,151	$6,552	$10,044
NAND	1,514	1,387	2,936	3,047
Other (primarily 3D XPoint memory and NOR)	200	297	453	657
	$4,797	$5,835	$9,941	$13,748
Beginning in 2020, revenues for MCPs and SSDs, which contain both DRAM and NAND, are disaggregated into DRAM and NAND based on the relative values of each component. The three and six months ended February 28, 2019 in the table above have been conformed to current period presentation.

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. Revenue and interest expense associated with contract liabilities for the time value of advance payments was not significant in any period presented. As of February 27, 2020, our future performance obligations beyond one year were not significant. Contract liabilities were as follows:

As of	February 27, 2020	August 29, 2019

Contract liabilities from customer advances	$39	$61
Other contract liabilities	36	69
	$75	$130

Revenue recognized during the first six months of 2020 from the beginning balance as of August 29, 2019 included $70 million from meeting performance obligations of other contract liabilities and shipments against customer advances. Contract liabilities from customer advances also decreased $22 million due to the return of unutilized customer advances upon expiration of the contract.

As of February 27, 2020, other current liabilities included $436 million for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Restructure and asset impairments	$10	$51	$6	$84
Other	1	46	2	49
	$11	$97	$8	$133

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Gain (loss) on debt prepayments, repurchases, and conversions	$—	$(83)	$42	$(69)
Loss from changes in currency exchange rates	(2)	(3)	(4)	(8)
Other	1	2	7	2
	$(1)	$(84)	$45	$(75)

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Income tax (provision) benefit, excluding items below	$1	$(216)	$(30)	$(594)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(22)	(78)	(46)	(130)
Repatriation tax, net of adjustments related to uncertain tax positions	—	14	—	(33)
	$(21)	$(280)	$(76)	$(757)

The decrease in our income tax provision in the second quarter and first six months of 2020 as compared to the corresponding periods of 2019 was due primarily to reductions in profit before tax and the foreign minimum tax.

As of February 27, 2020, gross unrecognized tax benefits were $383 million, substantially all of which would affect our effective tax rate in the future, if recognized. The amount accrued for interest and penalties related to uncertain tax positions was not significant for any period presented.

24 | 2020 Q2 10-Q

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements were not significant to our tax provision for the second quarter or first six months of 2020. These arrangements reduced our tax provision by $244 million (benefiting our diluted earnings per share by $0.21) and $671 million ($0.58 per diluted share) for the second quarter and first six months of 2019, respectively.

Earnings Per Share

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Net income attributable to Micron – Basic	$405	$1,619	$896	$4,912
Assumed conversion of debt	—	(2)	(4)	(2)
Net income attributable to Micron – Diluted	$405	$1,617	$892	$4,910

Weighted-average common shares outstanding – Basic	1,111	1,114	1,109	1,123
Dilutive effect of equity plans and convertible notes	22	27	22	34
Weighted-average common shares outstanding – Diluted	1,133	1,141	1,131	1,157

Earnings per share
Basic	$0.37	$1.45	$0.81	$4.37
Diluted	0.36	1.42	0.79	4.24

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 1 million and 4 million for the second quarter and first six months of 2020, respectively, and 11 million and 9 million for the second quarter and first six months of 2019, respectively.

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

	Quarter ended		Six months ended
	February 27, 2020	February 28, 2019	February 27, 2020	February 28, 2019

Revenue
CNBU	$1,967	$2,382	$3,946	$5,986
MBU	1,258	1,611	2,715	3,823
SBU	870	1,022	1,838	2,165
EBU	696	799	1,430	1,732
All Other	6	21	12	42
	$4,797	$5,835	$9,941	$13,748

Operating income (loss)
CNBU	$283	$1,160	$684	$3,371
MBU	183	707	478	1,910
SBU	(2)	(20)	(219)	60
EBU	79	262	192	649
All Other	(1)	1	1	7
	542	2,110	1,136	5,997

Unallocated
Stock-based compensation	(85)	(57)	(157)	(118)
Restructure and asset impairments	(10)	(51)	(6)	(81)
Employee severance	—	(17)	(1)	(37)
Start-up and preproduction costs	—	(15)	—	(23)
Other	(7)	(13)	(14)	(22)
	(102)	(153)	(178)	(281)

Operating income	$440	$1,957	$958	$5,716

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

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions. Through our global brands — Micron® and Crucial® — our broad portfolio of high-performance memory and storage technologies, including DRAM, NAND, 3D XPoint memory, and NOR, is transforming how the world uses information to enrich life. Backed by more than 40 years of technology leadership, our memory and storage solutions enable disruptive trends, including artificial intelligence, 5G, machine learning, and autonomous vehicles, in key market segments like mobile, data center, client, consumer, industrial, graphics, automotive, and networking.

We manufacture our products at our wholly-owned facilities and also utilize subcontractors to perform certain manufacturing processes. In recent years, we have increased our manufacturing scale and product diversity
26 | 2020 Q2 10-Q

through strategic acquisitions, expansion, and various partnering arrangements. On October 31, 2019, we purchased Intel’s noncontrolling interest in IMFT and IMFT Member Debt for $1.25 billion, at which time IMFT, now known as MTU, became a wholly-owned subsidiary.

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities. We generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions to meet industry standards, lower power consumption, improved read/write reliability, and increased memory density. Our managed NAND and SSD storage products, which incorporate NAND, a controller, and firmware, constitute a significant portion of our revenue. We have developed proprietary firmware and controllers, which are included in certain of our SSDs. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

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

Impact of COVID-19 to our Business

The impacts of the global emergence of coronavirus disease 2019 (“COVID-19”) on our business are currently unknown. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China to adopt social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have observed demand increases for server DRAM and NAND, as well as our products used in networking infrastructure, gaming, and similar applications, we anticipate declining demand in other categories such as smartphones, automobiles, and PCs as business and consumer activity decelerates across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

Products

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms are based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, 3D XPoint memory, NOR, and other technologies. We sell our products into various markets through our business units in various forms, including wafers, components, modules, SSDs, managed NAND, and MCP products. MCP products combine DRAM, NAND, and/or NOR and in some cases also include a controller and firmware.

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in client, cloud server, enterprise, networking, industrial, and automotive markets. Low-power DRAM products, which are engineered to meet standards for performance and power consumption, are sold into smartphone and other mobile-device markets, as well as into the automotive, industrial, and consumer markets.

NAND: NAND products are non-volatile, re-writeable semiconductor storage devices that provide high-capacity, low-cost storage with a variety of performance characteristics. NAND is used in SSDs for the enterprise and cloud, client, and consumer markets and in removable storage markets. Managed NAND is used in smartphones and other mobile-devices, consumer, automotive, and embedded markets. Low-density NAND is ideal for applications like automotive, surveillance, machine-to-machine, automation, printers, and home networking.

3D XPoint Technology: 3D XPoint is a new class of non-volatile technology between DRAM and NAND in the memory and storage hierarchy, offering higher capacity and non-volatility over DRAM along with lower latency and higher endurance as compared to NAND. 3D XPoint technology is ideal for data center and other markets requiring high-bandwidth storage and low-latency performance.

NOR: NOR products are non-volatile re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (i.e., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently-changing small data storage and is ideal for automotive, industrial, and consumer applications.

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six Months
	2020		2020		2019		2020		2019

Revenue	$4,797	100%	$5,144	100%	$5,835	100%	$9,941	100%	$13,748	100%
Cost of goods sold	3,442	72%	3,778	73%	2,971	51%	7,220	73%	6,269	46%
Gross margin	1,355	28%	1,366	27%	2,864	49%	2,721	27%	7,479	54%

Selling, general, and administrative	223	5%	211	4%	209	4%	434	4%	418	3%
Research and development	681	14%	640	12%	601	10%	1,321	13%	1,212	9%
Other operating (income) expense, net	11	—%	(3)	—%	97	2%	8	—%	133	1%
Operating income	440	9%	518	10%	1,957	34%	958	10%	5,716	42%

Interest income (expense), net	(12)	—%	(3)	—%	31	1%	(15)	—%	36	—%
Other non-operating income (expense), net	(1)	—%	46	1%	(84)	(1)%	45	—%	(75)	(1)%
Income tax (provision) benefit	(21)	—%	(55)	(1)%	(280)	(5)%	(76)	(1)%	(757)	(6)%
Equity in net income (loss) of equity method investees	1	—%	2	—%	1	—%	3	—%	1	—%
Net income attributable to noncontrolling interests	(2)	—%	(17)	—%	(6)	—%	(19)	—%	(9)	—%
Net income attributable to Micron	$405	8%	$491	10%	$1,619	28%	$896	9%	$4,912	36%

Total Revenue: Total revenue for the second quarter of 2020 decreased 7% as compared to the first quarter of 2020 primarily as a result of decreases in sales of DRAM products partially offset by higher sales of NAND products. Sales of DRAM products for the second quarter of 2020 decreased 11% from the first quarter of 2020 primarily due to declines in bit shipment volumes from lower seasonal demand. Sales of NAND products for the second quarter of 2020 increased 6% from the first quarter of 2020 primarily due to increases in average selling prices as a result of improved market conditions.

28 | 2020 Q2 10-Q

Total revenue for the second quarter and first six months of 2020 decreased 18% and 28%, respectively, as compared to the corresponding periods of 2019 primarily due to price declines resulting from imbalances between supply and market demand over the last several quarters. Sales of DRAM products for the second quarter and first six months of 2020 decreased 26% and 35%, respectively, as compared to the corresponding periods of 2019 primarily due to declines in average selling prices in the 40 to 50-percent range, partially offset by growth in bit shipments in the mid-20-percent range. Sales of NAND products for the second quarter of 2020 increased 9% as compared to the second quarter of 2019 primarily due to increases in bit shipments in the low-20-percent range partially offset by declines in average selling prices of approximately 10%. Sales of NAND products for the first six months of 2020 decreased 4% as compared to the first six months of 2019 primarily due to declines in average selling prices in the mid-20-percent range, partially offset by increases in bit shipments in the high-20-percent range.

Overall Gross Margin: Our overall gross margin percentage increased to 28% for the second quarter of 2020 from 27% for the first quarter of 2020 primarily due to increases in NAND margins as a result of higher average selling prices. Our gross margins included the impact of underutilization costs at MTU of approximately $142 million for the second quarter of 2020 and approximately $125 million for the first quarter of 2020. We expect that underutilization charges associated with MTU will average approximately $150 million per quarter in the second half of 2020.

Our overall gross margin percentage decreased to 28% for the second quarter of 2020 from 49% for the second quarter of 2019 and decreased to 27% for the first six months of 2020 from 54% for the first six months of 2019, primarily due to declines in average selling prices, partially offset by the effect of decreases in non-cash depreciation expense from the revision in estimated useful lives of equipment in our NAND wafer fabrication facilities described below, cost reductions resulting from strong execution in delivering products featuring advanced technologies, and continuous improvement initiatives to reduce production costs.

We periodically assess the estimated useful lives of our property, plant, and equipment. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of equipment in our NAND wafer fabrication facilities from five years to seven years as of the beginning of the first quarter of 2020. This change reduced our NAND manufacturing non-cash depreciation expense by approximately $140 million for the second quarter of 2020 and by approximately $150 million for the first quarter of 2020. After adjusting for impact on items remaining in inventory, the lower depreciation reduced cost of goods sold by approximately $95 million for the second quarter of 2020 and approximately $40 million for the first quarter of 2020.

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six Months
	2020		2020		2019		2020		2019

CNBU	$1,967	41%	$1,979	38%	$2,382	41%	$3,946	40%	$5,986	44%
MBU	1,258	26%	1,457	28%	1,611	28%	2,715	27%	3,823	28%
SBU	870	18%	968	19%	1,022	18%	1,838	18%	2,165	16%
EBU	696	15%	734	14%	799	14%	1,430	14%	1,732	13%
All Other	6	—%	6	—%	21	—%	12	—%	42	—%
	$4,797		$5,144		$5,835		$9,941		$13,748
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2020 as compared to the first quarter of 2020 were as follows:

•CNBU revenue decreased 1% due to sales volume declines from lower seasonal bit demand in certain DRAM markets partially offset by higher revenue from 3D XPoint activities. Consistent with our view that our technology and product roadmap are more closely aligned with our CNBU business unit, beginning in the second quarter of 2020, we have included all activities for 3D XPoint within CNBU.
•MBU revenue decreased 14% primarily due to lower seasonal demand in certain markets and low-power DRAM price declines partially offset by increased sales of high-value MCP products.
•SBU revenue decreased 10% primarily due to including 3D XPoint activities for the second quarter of 2020 within CNBU, mitigated by a high-single-digit increase in NAND sales due to significant growth in SSD shipment volumes and improved pricing.

•EBU revenue decreased 5% primarily due to lower shipment volumes to consumer markets as a result of seasonal demand and declines in selling prices.

Changes in revenue for each business unit for the second quarter and first six months of 2020 as compared to the corresponding periods of 2019 were as follows:

•CNBU revenue decreased 17% and 34%, respectively, primarily due to price declines driven by imbalances in supply and demand, partially offset by bit sales growth across key markets.
•MBU revenue decreased 22% and 29%, respectively, primarily due to price declines, partially offset by bit sales growth for high-value mobile MCP products.
•SBU revenue decreased 15% for both periods primarily due to price declines and lower 3D XPoint revenue, partially offset by bit sales growth for SSDs.
•EBU revenue decreased 13% and 17%, respectively, primarily due to price declines partially offset by bit sales growth in industrial multimarkets and automotive markets.

Operating Income (Loss) by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six Months
	2020		2020		2019		2020		2019

CNBU	$283	14%	$401	20%	$1,160	49%	$684	17%	$3,371	56%
MBU	183	15%	295	20%	707	44%	478	18%	1,910	50%
SBU	(2)	—%	(217)	(22)%	(20)	(2)%	(219)	(12)%	60	3%
EBU	79	11%	113	15%	262	33%	192	13%	649	37%
All Other	(1)	(17)%	2	33%	1	5%	1	8%	7	17%
	$542		$594		$2,110		$1,136		$5,997
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the second quarter of 2020 as compared to the first quarter of 2020 were as follows:

•CNBU operating income decreased primarily due to increased underutilization costs for 3D XPoint activities and declines in DRAM sales volumes. Consistent with our view that our technology and product roadmaps are more closely aligned with our CNBU business unit, beginning in the second quarter of 2020, we have included all activities for 3D XPoint within CNBU.
•MBU operating income decreased primarily due to declines in low-power DRAM pricing and sales volumes.
•SBU operating loss improved primarily due to increases in NAND pricing and lower underutilization costs as 3D XPoint activities were included in CNBU for the second quarter of 2020.
•EBU operating income decreased primarily as a result DRAM price declines and higher costs due to technology transfers.

Changes in operating income or loss for each business unit for the second quarter and first six months of 2020 as compared to the corresponding periods of 2020 were as follows:

•CNBU operating income decreased primarily due to declines in DRAM pricing, partially offset by cost reductions.
•MBU operating income decreased primarily due to declines in low-power DRAM and NAND pricing, partially offset by increases in sales of high-value MCP products and manufacturing cost reductions.
•SBU operating margin declined primarily due to decreases in NAND pricing, partially offset by manufacturing cost reductions and increases in sales volumes.
•EBU operating income decreased as a result of declines in pricing, partially offset by increases in sales volumes.

30 | 2020 Q2 10-Q

Operating Expenses and Other

Selling, General, and Administrative: SG&A expenses for the second quarter of 2020 increased 6% as compared to the first quarter of 2020 primarily due to increases in employee compensation. SG&A expenses for the second quarter and first six months of 2020 increased 7% and 4%, respectively, as compared to the corresponding periods of 2019 as a result of increases in employee compensation.

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

R&D expenses for the second quarter of 2020 were 6% higher than the first quarter of 2020 primarily due to increases in volumes of development and pre-qualification wafers and employee compensation. R&D expenses for the second quarter and first six months of 2020 were 13% and 9% higher, respectively, as compared to the corresponding periods of 2019, primarily due to increases in volumes of development and pre-qualification wafers, a reduction of R&D reimbursements from our partners, and increases in employee compensation, partially offset by lower depreciation expense from the revision of the estimated useful lives of equipment. R&D expenses were reduced by $29 million and $62 million in the second quarter and first six months of 2020, respectively, due to the revision of the estimated useful lives of equipment. R&D expenses were reduced by $23 million and $53 million in the second quarter and first six months of 2019, respectively, due to reimbursements, primarily from our joint development activities with Intel for 3D NAND and 3D XPoint technologies, which were substantially completed in the third quarter of 2019 and first quarter of 2020, respectively.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six Months
	2020	2020	2019	2020	2019

Income tax (provision) benefit, excluding items below	$1	$(31)	$(216)	$(30)	$(594)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(22)	(24)	(78)	(46)	(130)
Repatriation tax, net of adjustments related to uncertain tax positions	—	—	14	—	(33)
	$(21)	$(55)	$(280)	$(76)	$(757)

Effective tax rate	4.9%	9.8%	14.7%	7.7%	13.3%

The decrease in our income tax provision in the second quarter of 2020 as compared to the first quarter of 2020 and second quarter of 2019 was due primarily to reductions in our profit before tax. Our provision for income tax and the effective tax rate decreased in the second quarter and first six months of 2020 as compared to the second quarter and first six months of 2019 primarily as a result of reductions in our profit before tax and the foreign minimum tax. Our income taxes include the effect of operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements, which expire in whole or in part at various dates through 2034, that are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements were not significant for the second quarter, first quarter, or first six months of 2020 and reduced our tax provision by $244 million (benefiting our diluted earnings per share by $0.21) and $671 million ($0.58 per diluted share) for the second quarter and first six months of 2019, respectively.

Other: Interest expense for the second quarter of 2020 was relatively unchanged as compared to the first quarter of 2020. Interest income for the second quarter of 2020 decreased 23% as compared to the first quarter of 2020 primarily due to decreases in our cash and investment balances and interest rates.

Interest expense for the second quarter and first six months of 2020 increased 66% and 54% as compared to the corresponding periods of 2019 primarily due to increases in debt obligations and a reduction of capitalized interest from lower levels of capital projects in process. Interest income for the second quarter and first six months of 2020 decreased 39% and 17% as compared to the corresponding periods of 2019 as a result of decreases in interest rates and, for the second quarter of 2020 as compared to the second quarter of 2019, lower cash and investment balances.

Further discussion of other operating and non-operating income and expenses can be found in the notes contained in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans, Other Operating Income (Expense), Net, and Other Non-Operating Income (Expense), Net” notes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of February 27, 2020, we had an undrawn revolving credit facility that provides for borrowings of up to $2.50 billion. Subsequent to the second quarter of 2020, on March 13, 2020, we drew the $2.50 billion available under our revolving credit facility. Borrowings under the revolving credit facility are scheduled to mature on July 3, 2023, and we may repay amounts borrowed any time without penalty. The revolving credit facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate that capital expenditures in 2020 for property, plant, and equipment, net of partner contributions, to be $7 billion to $8 billion, focused on technology transitions and product enablement. Actual amounts for 2020 will vary depending on market conditions. As of February 27, 2020, we had commitments of approximately $3.21 billion for the acquisition of property, plant, and equipment, of which approximately $2.65 billion is expected to be paid within one year.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate us to acquire any common stock and is subject to market conditions and our ongoing determination of the best use of available cash. Through February 27, 2020, we had repurchased an aggregate of $2.76 billion of the authorized amount. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity.”

Cash and marketable investments totaled $8.07 billion as of February 27, 2020 and $9.12 billion as of August 29, 2019. Our investments consist primarily of bank deposits, money market funds, and liquid investment grade, fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of February 27, 2020, $3.26 billion of our cash and marketable investments was held by our foreign subsidiaries.

32 | 2020 Q2 10-Q

Limitations on the Use of Cash and Investments: Cash and marketable investments as of February 27, 2020 included $330 million held by MMJ. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, MMJ is prohibited from paying dividends to us. In addition, pursuant to an order of the Tokyo District Court, MMJ cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of MMJ are not available for use by us in our other operations. Furthermore, certain uses of the assets of MMJ, including investments in certain capital expenditures, may require consent of MMJ’s trustees and/or the Tokyo District Court.

Cash Flows:

	Six Months
	2020	2019

Net cash provided by operating activities	$4,012	$8,245
Net cash provided by (used for) investing activities	(2,899)	(6,919)
Net cash provided by (used for) financing activities	(1,207)	(1,483)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(14)	(1)
Net increase in cash, cash equivalents, and restricted cash	$(108)	$(158)

Operating Activities: For the first six months of 2020, cash provided by operating activities was due primarily to cash generated by our operations and the effects of an increase in accounts payable and accrued expenses from timing of payments and a decrease in receivables, partially offset by an increase in inventories. For the first six months of 2019, cash provided by operating activities was due primarily to cash generated by our operations and the effects of decreases in receivables and deferred tax assets, partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses from timing of payments.

Investing Activities: For the first six months of 2020, net cash used for investing activities consisted primarily of $3.86 billion of expenditures for property, plant, and equipment (net of partner contributions) partially offset by $1.02 billion of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first six months of 2019, net cash used for investing activities consisted primarily of $4.89 billion of expenditures for property, plant, and equipment (net of partner contributions) and $2.02 billion of net outflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first six months of 2020, net cash used for financing activities consisted primarily of $1.68 billion cash payments to reduce our debt, including $621 million for IMFT Member Debt repayments, $534 million to prepay the 2025 Notes, $198 million to settle conversions of notes, and $129 million for scheduled repayment of finance leases; $744 million for the acquisition of noncontrolling interest in IMFT; and $94 million for the acquisition of 1.9 million shares of our common stock under our $10 billion share repurchase authorization. Cash used for financing activities was partially offset by net proceeds of $1.25 billion from issuance of the 2024 Term Loan A. For the first six months of 2019, net cash used for financing activities consisted primarily of $2.51 billion for the acquisition of 63 million shares of common stock, $506 million of scheduled repayments of other notes and capital leases, and $199 million of payments to settle conversions of notes, partially offset by net proceeds of $1.79 billion from the aggregate issuance of the 2024 Notes, 2026 Notes, and 2029 Notes.

Potential Settlement Obligations of Convertible Notes: Since the closing price of our common stock exceeded 130% of the conversion price per share of all our convertible notes for at least 20 trading days in the 30 trading day period ended on December 31, 2019, holders may convert these notes through the calendar quarter ended March 31, 2020. Additionally, the closing price of our common stock also exceeded the thresholds for the calendar quarter ended March 31, 2020; therefore, such notes are convertible by the holders at any time through June 30, 2020. The following table summarizes the potential settlements that we could be required to make for the calendar quarter ending March 31, 2020 if all holders converted their notes. The amounts in the table below are based on our closing share price of $50.58 as of February 27, 2020.

	Settlement Option			If Settled With Minimum Cash Required		If Settled Entirely With Cash
	Principal Amount	Amount in Excess of Principal	Underlying Shares	Cash	Remainder in Shares

2032D Notes	Cash and/or shares	Cash and/or shares	13	$—	13	$677
2033F Notes	Cash	Cash and/or shares	1	19	1	75
			14	$19	14	$752

Contractual Obligations:

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and “– Debt.”

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

During the second quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended August 29, 2019 and “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” herein.

34 | 2020 Q2 10-Q

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

The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition.

The effects of a public health crisis caused by the COVID-19 outbreak and the measures being taken to limit COVID-19’s spread are uncertain and difficult to predict, but may include:

•A decrease in short-term and/or long-term demand and/or pricing for our products, and a global economic recession that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns;

•Negative impacts to our operations, including reductions in production levels, R&D activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of COVID-19 through social-distancing measures we have enacted at certain of our locations around the world in an effort to protect our employees’ health and well-being (including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time and suspending employee travel);

•Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults; and

•Disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A sustained or prolonged outbreak could exacerbate the adverse impact of such measures.

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
Beginning in 2020, revenue and units for MCPs and SSDs, which contain both DRAM and NAND, are disaggregated based on the relative values of each component. Prior periods presented in the table above have been conformed to current period presentation.

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

In addition, per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers’ demand. As a result, we may incur charges in connection with obsolete or excess inventories, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventory to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

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
36 | 2020 Q2 10-Q

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

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. We have experienced volatility in our cash flows and operating results and may continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of future borrowings and make it difficult for us to obtain financing on terms acceptable to us. In 2019, we suspended the security interest in the collateral under our credit facility upon achieving specified credit ratings and the prepayment of our Senior Secured Term Loan B due 2022; however, the security interest would be automatically reinstated upon a decline in our corporate credit rating below a certain level. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by MMJ to fund its capital expenditures, access capital or credit markets or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

A downturn in the worldwide economy may harm our business.

Downturns in the worldwide economy have harmed our business in the past and future downturns could also adversely affect our business. For example, the health crisis caused by COVID-19 could cause a downturn in the worldwide economy and cause adverse economic conditions across the world. If these adverse conditions materialize, we anticipate a reduction in demand for our products and/or devices that incorporate our products, such as personal computers, mobile devices, SSDs, and servers. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

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

We applied for, and recently received, licenses that enable us to provide support for the products we sell that are not subject to the Export Administration Regulations, as well as qualify new products for Huawei’s mobile and server businesses. Additionally, these licenses allow us to ship previously restricted products that we manufacture in the United States, which represent a very small portion of our sales. However, there are still some products outside of the mobile and server markets that we are unable to sell to Huawei. While Huawei remains on the Entity List, and in the absence of additional licenses from the BIS, we may be unable to work with Huawei on product development for
38 | 2020 Q2 10-Q

uses other than in mobile and server end-products, which may have a negative effect on our ability to sell products to Huawei in the future. Despite the receipt of licenses, Entity List restrictions may also encourage Huawei to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei. Moreover, although Huawei is not prohibited from paying (and we are not restricted from collecting) accounts receivable for products we sell to Huawei, the credit risks associated with these accounts may have increased as a result of the BIS’s actions.

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

The Entity List trade restrictions enacted during our third quarter of 2019 had an adverse effect on our business. Although we received licenses in the first quarter of fiscal 2020, we are unable to predict the impact these licenses will have on our sales to Huawei, nor the impact existing or future trade restrictions may have on our business with Huawei. Other companies may be added to the Entity List and/or subject to trade restrictions. For example, in October 2019, the U.S. government added several additional organizations to the Entity List, effective October 9, 2019. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customer’s products which incorporate our solutions may also be impacted by these and other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition. In addition, if there are changes to Export Administration Regulations or Entity List restrictions, our revenue with Huawei or other customers could be negatively impacted, and the licenses we have received could be rendered ineffective. Any such changes may have a further adverse effect on our business, results of operations, or financial condition.

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
•public health issues (for example, an outbreak of a contagious disease such as COVID-19, Severe Acute Respiratory Syndrome (“SARS-CoV”), avian and swine influenza, measles, or Ebola);
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

40 | 2020 Q2 10-Q

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

Certain materials are primarily available in certain countries, including rare earth elements, minerals, and metals available primarily from China. Trade disputes or other political conditions, economic conditions, or public health issues may limit our availability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

We and/or our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or contagious disease outbreaks, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Lead times for the supply of materials have been extended in the past. The disruption of our supply of materials, components, services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product and system-level solution development over the next several years. Additionally, we are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customer’s ability to accurately forecast the end-customer’s needs and preferences. As a result, our product demand forecasts may be impacted significantly by the strategic actions of our customers. For certain of our markets, it is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance of the following:

•that our product development efforts will be successful;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these products;
42 | 2020 Q2 10-Q

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

Our development of system-level memory and storage products is dependent, in part, upon successfully identifying and meeting our customers’ specifications for those products. Developing and manufacturing system-level products with specifications unique to a customer increases our reliance upon that customer for purchasing our products in sufficient volume, quantity, and in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers’ specifications or achieve design wins with our customers, we may experience a significant adverse impact on our revenue and margins. Even if our products meet customer specifications, our sales of system-level solutions are dependent upon our customers choosing our products over those of our competitors and purchasing our products at sufficient volumes and prices. Our competitors’ products may be less costly, provide better performance, or include additional features when compared to our products. Our long-term ability to sell system-level memory and storage products is reliant upon our customers’ ability to create, market, and sell their products containing our system-level solutions at sufficient volumes and prices in a timely manner. If we fail to successfully develop and market system-level products, our business, results of operations, or financial condition may be materially adversely affected.

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

44 | 2020 Q2 10-Q

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

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleges that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and seek compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019. On March 5, 2019, a derivative complaint was filed by a shareholder in the U.S. District Court for the District of Delaware, based on similar allegations to the securities fraud cases, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints were subsequently filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho. On November 20, 2019, the plaintiff in the second action filed in the U.S. District Court for the District of Delaware voluntarily dismissed his complaint. On November 21, 2019, the plaintiff voluntarily dismissed his complaint that was filed in the U.S. District Court for the District of Idaho.

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

From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes or tsunamis, that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. Additionally, public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country until March 31, 2020 in an effort to suppress the number of COVID-19 cases. These restrictions could limit our ability to operate our manufacturing facilities in that country. The events noted above have occurred from time to time in the past and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

If production is disrupted for any reason, manufacturing yields may be adversely affected, or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenue, or damage to customer relationships, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our acquisition of Intel’s noncontrolling interest in IMFT involves numerous risks.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of February 27, 2020, we had debt with a carrying value of $5.43 billion. Subsequent to the second quarter of 2020, on March 13, 2020, we drew the $2.50 billion available under our revolving credit facility. Borrowings under the revolving credit facility are scheduled to mature on July 3, 2023, and we may repay amounts borrowed any time without penalty. The revolving credit facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio. As of February 27, 2020, the conversion value in excess of principal of our convertible notes was $602 million, based on the trading price of our common stock of $50.58 per share on such date.

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
46 | 2020 Q2 10-Q

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In 2019, we suspended the security interest in the collateral under our credit facility upon achieving a specified credit rating and prepaying our Senior Secured Term Loan B due 2022; however, if our corporate credit rating were to decline below a certain level, the security interest would be automatically reinstated. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and other highly skilled employees. Competition for experienced employees in our industry can be intense and hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to our business. Our inability to attract and retain key employees may inhibit our ability to maintain or expand our business operations. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, may limit our ability to hire and/or retain talent in specific locations as well as restrictions on global travel as a result of local or global public health crises requiring quarantines or other precautions to limit exposure to infectious diseases. If our total compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

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

48 | 2020 Q2 10-Q

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

50 | 2020 Q2 10-Q

Our failure, or the failure of our third-party agents, to comply with laws, regulations, or industry standards could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, and derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of such default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

The operations of MMJ are subject to continued oversight by the Tokyo District Court during the pendency of the corporate reorganization proceedings.

Because MMJ’s plan of reorganization provides for ongoing payments to creditors following the closing of the MMJ acquisition, the reorganization proceedings in Japan (the “Japan Proceedings”) are continuing and MMJ remains subject to the oversight of the Tokyo District Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Tokyo District Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the business of the MMJ, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. As of February 27, 2020, substantially all creditor payments had been paid under MMJ’s plan of reorganization. Following distribution of the final payment and the Tokyo District Court’s approval and issuance of an order concluding the reorganization proceedings, MMJ’s reorganization proceedings in Japan and oversight by the Tokyo District Court will terminate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization does not obligate us to acquire any common stock and is subject to market conditions and our ongoing determination of the best use of available cash.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under publicly announced plans or programs

November 29, 2019	–	January 2, 2020	—	$—	—
January 3, 2020	–	January 30, 2020	—	—	—
January 31, 2020	–	February 27, 2020	784,879	56.07	784,879
			784,879	56.07		$7,243,838,523

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts in the table above.

In the second quarter of 2020, we share-settled certain capped calls and received an aggregate of 1.7 million shares of our common stock, equal to a value of $98 million.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date

3.2	Bylaws of the Registrant, Amended and Restated		8-K/A		99.1	1/23/20
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

52 | 2020 Q2 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	March 26, 2020	By:	/s/ David A. Zinsner
David A. Zinsner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Paul Marosvari
Paul Marosvari
Vice President and Chief Accounting Officer
(Principal Accounting Officer)