Form 10-Q
period 2020-05-28
MICRON TECHNOLOGY INC
filed 2020-06-30
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2020
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
The number of outstanding shares of the registrant’s common stock as of June 23, 2020 was 1,110,998,472.

Micron Company Profile

Founded over 40 years ago
on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world, excluding IP/software
revenue*

18
Countries**

13
Manufacturing sites and
13 customer labs**

37,000
Team members**
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
Our Commitment
*Gartner Market Share: Semiconductors by End Market, Worldwide, 2019 (April 2020) **Micron data as of August 29, 2019.	Our day-to-day operations wouldn’t be possible without our team members’ commitment to business integrity and environmental sustainability. Whether it’s adhering to our professional values or valuing the communities we work in, for us, doing business better means doing business right.
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

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due 2023	IMFT	IM Flash Technologies, LLC
2024 Notes	4.640% Senior Notes due 2024	Intel	Intel Corporation
2024 Term Loan A	Senior Term Loan A due 2024	MCP	Multi-Chip Package
2025 Notes	5.500% Senior Notes due 2025	Micron	Micron Technology, Inc. (Parent Company)
2026 Notes	4.975% Senior Notes due 2026	MMJ	Micron Memory Japan, G.K.
2027 Notes	4.185% Senior Notes due 2027	MMT	Micron Memory Taiwan Co., Ltd.
2029 Notes	5.327% Senior Notes due 2029	MTTW	Micron Technology Taiwan, Inc.
2030 Notes	4.663% Senior Notes due 2030	MTU	Micron Technology Utah, LLC
2032D Notes	3.125% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
2033F Notes	2.125% Convertible Senior Notes due 2033	SSD	Solid State Drive
DDR	Double Data Rate	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due July 2023
GDDR	Graphics Double Data Rate	VIE	Variable Interest Entity

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

Available Information

Investors and others should note that we announce material financial information about our business and products through a variety of means, including our investor relations website (investors.micron.com), SEC filings, press releases, public conference calls, and webcasts. We use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such channels.

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made regarding the impact of coronavirus disease 2019 (“COVID-19”) to our business; the sufficiency of our cash and investments, cash flows from operations, and available financing; and capital spending in 2020. We are under no obligation to update these forward-looking statements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”
2 | 2020 Q3 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Revenue	$5,438	$4,788	$15,379	$18,536
Cost of goods sold	3,675	2,960	10,895	9,229
Gross margin	1,763	1,828	4,484	9,307

Selling, general, and administrative	216	206	650	624
Research and development	649	606	1,970	1,818
Other operating (income) expense, net	10	6	18	139
Operating income	888	1,010	1,846	6,726

Interest income	23	52	101	148
Interest expense	(51)	(29)	(144)	(89)
Other non-operating income (expense), net	10	(317)	55	(392)
	870	716	1,858	6,393

Income tax (provision) benefit	(68)	135	(144)	(622)
Equity in net income (loss) of equity method investees	3	—	6	1
Net income	805	851	1,720	5,772

Net income attributable to noncontrolling interests	(2)	(11)	(21)	(20)
Net income attributable to Micron	$803	$840	$1,699	$5,752

Earnings per share
Basic	$0.72	$0.76	$1.53	$5.15
Diluted	0.71	0.74	1.50	5.01

Number of shares used in per share calculations
Basic	1,111	1,105	1,110	1,117
Diluted	1,129	1,129	1,131	1,148

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Net income	$805	$851	$1,720	5,772

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(3)	—	(18)	(6)
Pension liability adjustments	(1)	(1)	(2)	(1)
Gains (losses) on investments	2	3	—	6
Foreign currency translation adjustments	—	—	—	(1)
Other comprehensive income (loss)	(2)	2	(20)	(2)
Total comprehensive income	803	853	1,700	5,770
Comprehensive income attributable to noncontrolling interests	(2)	(11)	(21)	(20)
Comprehensive income attributable to Micron	$801	$842	$1,679	$5,750

See accompanying notes to consolidated financial statements.
4 | 2020 Q3 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	May 28, 2020	August 29, 2019

Assets
Cash and equivalents	$8,267	$7,152
Short-term investments	391	803
Receivables	3,603	3,195
Inventories	5,405	5,118
Other current assets	233	235
Total current assets	17,899	16,503
Long-term marketable investments	577	1,164
Property, plant, and equipment	30,081	28,240
Intangible assets	332	340
Deferred tax assets	775	837
Goodwill	1,228	1,228
Operating lease right-of-use assets	599	—
Other noncurrent assets	514	575
Total assets	$52,005	$48,887

Liabilities and equity
Accounts payable and accrued expenses	$5,364	$4,626
Current debt	330	1,310
Other current liabilities	491	454
Total current liabilities	6,185	6,390
Long-term debt	6,356	4,541
Noncurrent operating lease liabilities	540	—
Noncurrent unearned government incentives	553	636
Other noncurrent liabilities	453	452
Total liabilities	14,087	12,019

Commitments and contingencies

Redeemable noncontrolling interest	98	98

Micron shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,192 shares issued and 1,112 outstanding (1,182 shares issued and 1,106 outstanding as of August 29, 2019)	119	118
Additional capital	8,764	8,214
Retained earnings	32,402	30,761
Treasury stock, 80 shares held (76 shares as of August 29, 2019)	(3,454)	(3,221)
Accumulated other comprehensive income (loss)	(11)	9
Total Micron shareholders’ equity	37,820	35,881
Noncontrolling interest in subsidiary	—	889
Total equity	37,820	36,770
Total liabilities and equity	$52,005	$48,887
See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income	—	—	—	491	—	—	491	15	506
Other comprehensive income (loss), net	—	—	—	—	—	(3)	(3)	—	(3)
Stock issued under stock plans	3	1	31	—	—	—	32	—	32
Stock-based compensation expense	—	—	72	—	—	—	72	—	72
Repurchase of stock	—	—	(6)	(34)	(50)	—	(90)	—	(90)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(904)	(781)
Conversion of convertible notes	—	—	(6)	—	—	—	(6)	—	(6)
Balance at November 28, 2019	1,185	$119	$8,428	$31,218	$(3,271)	$6	$36,500	$—	$36,500
Net income	—	—	—	405	—	—	405	—	405
Other comprehensive income (loss), net	—	—	—	—	—	(15)	(15)	—	(15)
Stock issued under stock plans	7	—	121	—	—	—	121	—	121
Stock-based compensation expense	—	—	85	—	—	—	85	—	85
Repurchase of stock	(1)	—	(4)	(21)	(45)	—	(70)	—	(70)
Settlement of capped calls	—	—	98	—	(98)	—	—	—	—
Conversion of convertible notes	—	—	(3)	—	—	—	(3)	—	(3)
Balance at February 27, 2020	1,191	$119	$8,725	$31,602	$(3,414)	$(9)	$37,023	$—	$37,023
Net income	—	—	—	803	—	—	803	—	803
Other comprehensive income (loss), net	—	—	—	—	—	(2)	(2)	—	(2)
Stock issued under stock plans	1	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	82	—	—	—	82	—	82
Repurchase of stock	—	—	—	(3)	(40)	—	(43)	—	(43)
Conversion of convertible notes	—	—	(47)	—	—	—	(47)	—	(47)
Balance at May 28, 2020	1,192	$119	$8,764	$32,402	$(3,454)	$(11)	$37,820	$—	$37,820

See accompanying notes to consolidated financial statements.
6 | 2020 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect from adoption of new accounting standard	—	—	—	92	—	—	92	—	92
Net income	—	—	—	3,293	—	—	3,293	—	3,293
Other comprehensive income (loss), net	—	—	—	—	—	(15)	(15)	—	(15)
Stock issued under stock plans	3	—	15	—	—	—	15	—	15
Stock-based compensation expense	—	—	61	—	—	—	61	—	61
Repurchase of stock	(1)	—	108	(11)	(1,933)	—	(1,836)	—	(1,836)
Reclassification of redeemable convertible notes, net	—	—	1	—	—	—	1	—	1
Conversion of convertible notes	—	—	(36)	—	—	—	(36)	—	(36)
Balance at November 29, 2018	1,172	$117	$8,350	$27,769	$(2,362)	$(5)	$33,869	$870	$34,739
Net income	—	—	—	1,619	—	—	1,619	5	1,624
Other comprehensive income (loss), net	—	—	—	—	—	11	11	—	11
Stock issued under stock plans	7	1	76	—	—	—	77	—	77
Stock-based compensation expense	—	—	57	—	—	—	57	—	57
Repurchase of stock	(1)	—	(5)	(24)	(702)	—	(731)	—	(731)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Reclassification of redeemable convertible notes, net	—	—	1	—	—	—	1	—	1
Conversion of convertible notes	—	—	(336)	—	—	—	(336)	—	(336)
Balance at February 28, 2019	1,178	$118	$8,143	$29,364	$(3,064)	$6	$34,567	$863	$35,430
Net income	—	—	—	840	—	—	840	9	849
Other comprehensive income (loss), net	—	—	—	—	—	2	2	—	2
Stock issued under stock plans	2	—	20	—	—	—	20	—	20
Stock-based compensation expense	—	—	58	—	—	—	58	—	58
Repurchase of stock	—	—	—	(3)	(157)	—	(160)	—	(160)
Acquisition of noncontrolling interest	—	—	1	—	—	—	1	(5)	(4)
Conversion of convertible notes	—	—	(5)	—	—	—	(5)	—	(5)
Balance at May 30, 2019	1,180	$118	$8,217	$30,201	$(3,221)	$8	$35,323	$867	$36,190

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine months ended	May 28, 2020	May 30, 2019

Cash flows from operating activities
Net income	$1,720	$5,772
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	4,083	4,008
Amortization of debt discount and other costs	20	39
Stock-based compensation	239	176
(Gains) losses on debt prepayments and conversions	(40)	386
Change in operating assets and liabilities
Receivables	(461)	2,373
Inventories	(286)	(1,315)
Accounts payable and accrued expenses	700	(703)
Deferred income taxes, net	26	195
Other	34	25
Net cash provided by operating activities	6,035	10,956

Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,943)	(7,752)
Purchases of available-for-sale securities	(793)	(3,814)
Proceeds from sales of available-for-sale securities	1,157	1,271
Proceeds from maturities of available-for-sale securities	636	626
Proceeds from government incentives	140	668
Other	(48)	16
Net cash provided by (used for) investing activities	(4,851)	(8,985)

Cash flows from financing activities
Repayments of debt	(4,286)	(2,376)
Acquisition of noncontrolling interest in IMFT	(744)	—
Payments to acquire treasury stock	(203)	(2,727)
Payments on equipment purchase contracts	(49)	(54)
Proceeds from issuance of debt	5,000	1,800
Other	147	27
Net cash provided by (used for) financing activities	(135)	(3,330)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(8)	6

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,041	(1,353)
Cash, cash equivalents, and restricted cash at beginning of period	7,279	6,587
Cash, cash equivalents, and restricted cash at end of period	$8,320	$5,234

See accompanying notes to consolidated financial statements.
8 | 2020 Q3 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2019, except for changes related to recently adopted accounting standards. See “Recently Adopted Accounting Standards.” Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been recast for recently adopted accounting standards. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended August 29, 2019. Except for the significant accounting policy associated with leases as discussed below, there have been no material changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended August 29, 2019.

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

Unconsolidated VIE

PTI Xi’an: Powertech Technology Inc. Xi’an (“PTI Xi’an”) is a wholly-owned subsidiary of Powertech Technology Inc. (“PTI”) and was created to provide assembly services to us at our manufacturing site in Xi’an, China. We do not have an equity interest in PTI Xi’an. PTI Xi’an is a VIE because of the terms of its service agreement with us and its dependency on PTI to finance its operations. We do not have the power to direct the activities of PTI Xi’an that most significantly impact its economic performance, primarily because we do not have governance rights. Therefore, we do not consolidate PTI Xi’an. In connection with our assembly services with PTI, as of May 28, 2020 and August 29, 2019, we had net property, plant, and equipment of $41 million and $50 million, respectively, and finance lease obligations of $37 million and $47 million, respectively.

Consolidated VIE

IMFT: Through the date we acquired Intel’s noncontrolling interest in IMFT, IMFT was a VIE because all of its costs were passed to us and its other member, Intel, through product purchase agreements and because IMFT was dependent upon us or Intel for additional cash requirements. The primary activities of IMFT were driven by the constant introduction of product and process technology. Because we performed a significant majority of the technology development, we had the power to direct its key activities. We consolidated IMFT due to this power and our obligation to absorb losses and the right to receive benefits from IMFT that could have been potentially significant to it. On October 31, 2019, we acquired Intel’s interest in IMFT at which time IMFT, now known as MTU, became a wholly-owned subsidiary. (See “Equity – Noncontrolling Interest in Subsidiary.”)

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
10 | 2020 Q3 10-Q

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

Cash and Investments
Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	May 28, 2020				August 29, 2019
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$2,506	$—	$—	$2,506	$2,388	$—	$—	$2,388
Level 1(2)
Money market funds	4,346	—	—	4,346	3,418	—	—	3,418
Level 2(3)
Certificates of deposits	1,405	3	4	1,412	1,292	13	1	1,306
Corporate bonds	—	238	242	480	—	550	689	1,239
Government securities	5	63	235	303	36	149	232	417
Asset-backed securities	—	25	96	121	—	67	242	309
Commercial paper	5	62	—	67	18	24	—	42
	8,267	$391	$577	$9,235	7,152	$803	$1,164	$9,119
Restricted cash(4)	53				127
Cash, cash equivalents, and restricted cash	$8,320				$7,279
(1)The maturities of long-term marketable investments range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analyses to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of May 28, 2020 or August 29, 2019.
(4)Restricted cash is included in other noncurrent assets and primarily relates to certain government incentives received prior to being earned. The restrictions lapse upon achieving certain performance conditions. Restricted cash as of August 29, 2019 also included amounts related to the corporate reorganization proceedings of MMJ.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented. As of May 28, 2020, there were no available-for-sale securities that had been in a loss position for longer than 12 months.

Receivables

As of	May 28, 2020	August 29, 2019

Trade receivables	$3,265	$2,778
Income and other taxes	195	242
Other	143	175
	$3,603	$3,195

Inventories

As of	May 28, 2020	August 29, 2019

Finished goods	$817	$757
Work in process	3,866	3,825
Raw materials and supplies	722	536
	$5,405	$5,118

Property, Plant, and Equipment

As of	May 28, 2020	August 29, 2019

Land	$352	$352
Buildings	12,068	10,931
Equipment(1)	47,292	44,051
Construction in progress(2)	2,674	1,700
Software	885	790
	63,271	57,824
Accumulated depreciation	(33,190)	(29,584)
	$30,081	$28,240
(1)Included costs related to equipment not placed into service of $817 million as of May 28, 2020 and $2.33 billion as of August 29, 2019.
(2)Included building-related construction, tool installation, and software costs for assets not placed into service.

We periodically assess the estimated useful lives of our property, plant, and equipment. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of the existing equipment in our NAND wafer fabrication facilities and our research and development (“R&D”) facilities from five years to seven years as of the beginning of the first quarter of 2020. This revision reduced our aggregate depreciation expense by approximately $510 million in the first nine months of 2020, of which approximately $150 million remained capitalized in inventory as of the end of the third quarter of 2020. Adjusting for the effect of the reduced amount of depreciation expense remaining in inventory, the revision in estimated useful lives benefited both operating income and net income by approximately $160 million and diluted earnings per share by approximately $0.14 for the third quarter of 2020, and benefited both operating income and net income by approximately $360 million and diluted earnings per share by approximately $0.32 for the first nine months of 2020.

Intangible Assets and Goodwill

	May 28, 2020		August 29, 2019
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$602	$(270)	$583	$(243)
Goodwill	1,228	N/A	1,228	N/A

In the first nine months of 2020 and 2019, we capitalized $50 million and $71 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 8 years, respectively. Expected amortization expense is $21 million for the remainder of 2020, $69 million for 2021, $55 million for 2022, $49 million for 2023, and $44 million for 2024.

12 | 2020 Q3 10-Q

Leases

We have finance and operating leases through which we acquire or utilize equipment and facilities in our manufacturing operations and R&D activities as well as office space and other facilities used in our selling, general, and administrative (“SG&A”) functions.

Our finance leases consist primarily of gas or other supply or service agreements that are deemed to be embedded leases in which we effectively control the underlying gas plants or other assets used to fulfill the supply agreements.

Our operating leases consist primarily of offices, other facilities, and land used in SG&A, R&D, and certain of our manufacturing operations. Certain of our operating leases include one or more options to extend the lease term for periods from one year to 10 years for real estate and one year to 30 years for land.

Certain supply or service agreements require us to exercise significant judgment to determine whether the agreement contains a lease of a right-of-use asset. Our assessment includes determining whether we or the supplier control the assets used to fulfill the supply or service agreement by identifying whether we or the supplier have the right to change the type, quantity, timing, or location of the output of the assets. In determining the lease term, we assess whether we are reasonably certain to exercise options to renew or terminate a lease, and when or whether we would exercise an option to purchase the right-of-use asset. Measuring the present value of the initial lease liability requires exercising judgment to determine the discount rate, which we base on interest rates for similar borrowings issued by entities with credit ratings similar to ours.

Short-term and variable lease expenses were not significant and are presented within operating lease costs in the table below. Sublease income was not significant in any period presented. The components of lease expense are presented below:

	Quarter ended	Nine months ended
	May 28, 2020	May 28, 2020

Finance leases
Amortization of right-of-use asset	$29	$108
Interest on lease liability	6	17
Operating leases	27	75
	$62	$200

Other information related to our leases were as follows:

Nine months ended	May 28, 2020

Cash flows used for operating activities
Finance leases	$18
Operating leases(1)	15
Cash flows used for financing activities
Finance leases	171
Noncash acquisitions of right-of-use assets
Finance leases	81
Operating leases	32
(1)Amount is net of $48 million of reimbursements received for tenant improvements.

As of	May 28, 2020

Finance lease right-of-use assets (included in property, plant, and equipment)	$550
Weighted-average remaining lease term (in years)
Finance leases	4.7
Operating leases	7.1
Weighted-average discount rate
Finance leases	4.64%
Operating leases	2.67%

Maturities of lease liabilities existing as of May 28, 2020 were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2020	$85	$18
2021	86	69
2022	83	67
2023	58	63
2024	47	54
2025 and thereafter	280	445
Less imputed interest	(110)	(122)
	$529	$594

The table above excludes any lease liabilities for leases that have been signed but have not yet commenced. As of May 28, 2020, we had such lease liabilities relating to 1) operating lease payment obligations of $150 million for the initial 10-year lease term for a building, which may, at our election, be terminated after 3 years or extended for an additional 10 years, and 2) finance lease obligations of $805 million over a weighted-average period of 15 years for gas supply arrangements deemed to be embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

As of August 29, 2019, prior to our adoption of ASC 842, future minimum operating lease commitments with an initial term in excess of one year were $54 million for 2020, $64 million for 2021, $63 million for 2022, $59 million for 2023, $53 million for 2024, and $459 million in 2025 and thereafter.

Accounts Payable and Accrued Expenses

As of	May 28, 2020	August 29, 2019

Accounts payable	$2,234	$1,677
Property, plant, and equipment	1,866	1,782
Salaries, wages, and benefits	810	695
Income and other taxes	233	309
Other	221	163
	$5,364	$4,626

14 | 2020 Q3 10-Q

Debt

	May 28, 2020					August 29, 2019
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

Finance lease obligations	N/A	4.64%	$135	$394	$529	$223	$368	$591
2023 Notes	2.497%	2.64%	—	1,245	1,245	—	—	—
2024 Notes	4.640%	4.76%	—	597	597	—	597	597
2024 Term Loan A	1.440%	1.49%	62	1,186	1,248	—	—	—
2026 Notes	4.975%	5.07%	—	498	498	—	497	497
2027 Notes	4.185%	4.27%	—	895	895	—	895	895
2029 Notes	5.327%	5.40%	—	696	696	—	696	696
2030 Notes	4.663%	4.73%	—	845	845	—	845	845
2032D Notes	3.125%	6.33%	130	—	130	—	127	127
MMJ Creditor Payments	N/A	N/A	3	—	3	198	—	198
IMFT Member Debt	N/A	N/A	—	—	—	693	—	693
2025 Notes	5.500%	5.56%	—	—	—	—	516	516
2033F Notes	2.125%	2.13%	—	—	—	196	—	196
			$330	$6,356	$6,686	$1,310	$4,541	$5,851

Senior Unsecured Notes

On April 24, 2020, we issued $1.25 billion aggregate principal amount of our 2023 Notes in a public offering. Issuance costs for these notes were $5 million. We may redeem some or all of these notes at our option prior to their maturity at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest thereon.

The 2023 Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing such notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indenture governing such notes, we will be required to offer to purchase such notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Credit Facility

Our credit facility provides for our Revolving Credit Facility and our 2024 Term Loan A, which each generally bear interest at rates equal to LIBOR plus 1.25% to 2.00%, depending on our corporate credit rating and leverage ratio. Under the terms of the credit facility, we must maintain ratios, calculated as of the last day of each fiscal quarter, of total indebtedness to adjusted EBITDA and adjusted EBITDA to net interest expense.

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

Revolving Credit Facility: On March 13, 2020, we drew the $2.50 billion available under our Revolving Credit Facility and on April 24, 2020, we repaid the $2.50 billion. As of May 28, 2020, $2.50 billion was available to us under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are scheduled to mature in July

2023 and we may repay amounts borrowed any time without penalty. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio.

Convertible Senior Notes

On March 27, 2020, we notified holders of our 2033F Notes that we would redeem all of the outstanding 2033F Notes on May 5, 2020. Holders could elect to convert these notes through May 4, 2020, at a conversion rate of 91.4808 shares of our common stock per $1,000 of principal amount. In connection with our notice, we made an irrevocable election to settle any conversions in cash. Holders converted all of the 2033F Notes and on May 5, 2020, we paid $64 million to settle the conversions. We recognized a loss of $3 million in the third quarter of 2020 in connection with the transaction.

The closing price of our common stock exceeded 130% of the conversion price per share for at least 20 trading days in the 30 trading day period ended on June 30, 2020. As a result, the 2032D Notes are convertible by the holders at any time through September 30, 2020. As of May 28, 2020, the $46.47 trading price of our common stock was higher than the conversion price of our 2032D Notes and, as a result, the aggregate conversion value of $622 million exceeded the aggregate principal amount of $134 million by $488 million.

IMFT Member Debt

In connection with our purchase of Intel’s noncontrolling interest in IMFT on October 31, 2019, we extinguished the remaining IMFT Member Debt as a component of the cash consideration paid to Intel for their interest in IMFT and recognized a non-operating gain of $72 million for the difference between the $505 million of cash consideration allocated to the extinguishment of IMFT Member Debt and its $577 million carrying value. (See “Equity – Noncontrolling Interest in Subsidiary” for the cash consideration allocated to the repurchase of noncontrolling interest.) Prior to our acquisition of Intel’s interests in IMFT, IMFT repaid Intel $116 million of IMFT Member Debt in the first quarter of fiscal 2020.

Debt Activity

The table below presents the effects of issuances, prepayments, and conversions of debt in the first nine months of 2020. When we receive a notice of conversion for any of our convertible notes and elect to settle in cash any amount of the conversion obligation in excess of the principal amount, the cash settlement obligations become derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the date of our election to settle a conversion in cash, we reclassify the fair value of the equity component of the converted notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

Nine months ended May 28, 2020	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Decrease in Equity	Gains (Losses)

Issuances
Revolving Credit Facility	$2,500	$2,493	$2,500	$—	$—
2023 Notes	1,250	1,245	1,245	—	—
2024 Term Loan A	1,250	1,248	1,248	—	—
Prepayments
Revolving Credit Facility	(2,500)	(2,493)	(2,500)	—	—
2025 Notes	(519)	(516)	(534)	—	(18)
IMFT Member Debt	(693)	(693)	(621)	—	72
Settled conversions
2033F Notes	(62)	(196)	(266)	(56)	(14)
	$1,226	$1,088	$1,072	$(56)	$40

16 | 2020 Q3 10-Q

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

On July 5, 2018, MXA and MSS were notified that the Fuzhou Court granted a preliminary injunction against those entities that enjoins them from manufacturing, selling, or importing certain Crucial and Ballistix-branded DRAM modules and solid-state drives in China. The affected products make up slightly more than 1% of our annualized revenue. We are complying with the ruling and have requested the Fuzhou Court to reconsider or stay its decision.

On May 4, 2020, Flash-Control, LLC (“Flash-Control”) filed a patent infringement action against Micron in the United States District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by unspecified DDR4 SDRAM, NVRDIMM, NVDIMM, 3D XPoint, and/or SSD products that incorporate memory controllers and flash memory. The complaint seeks damages, attorneys’ fees, and costs.

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

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda’s obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments had no immediate, enforceable effect and Micron, accordingly, has been able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court’s decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed an independent expert to perform an evaluation of Dr. Jaffé’s claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed expert issued a report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the expert for supplemental expert opinion. On March 31, 2020, the expert presented a revised opinion to the Appeals Court which reaffirmed the earlier view that the amount paid by Micron was still within an acceptable range of fair value.

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
18 | 2020 Q3 10-Q

purports to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purports to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief.

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

Securities Matters

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purported to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleged that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and sought compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019. On March 5, 2019, a derivative complaint was filed by a shareholder in the U.S. District Court for the District of Delaware, based on similar allegations to the securities fraud cases, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints were subsequently filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho. On November 20, 2019, the plaintiff in the second action filed in the U.S. District Court for the District of Delaware voluntarily dismissed his complaint. On November 21, 2019, the plaintiff voluntarily dismissed his complaint that was filed in the U.S. District Court for the District of Idaho.

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

On June 13, 2019, current Micron employee Chris Manning filed a putative class action lawsuit on behalf of Micron employees subject to the Idaho Wage Claim Act who earned a performance-based bonus after the conclusion of fiscal year 2018 whose performance rating was calculated based upon a mandatory percentage distribution range of performance ratings. On July 12, 2019, Manning and three other Company employees filed an amended complaint as putative class action representatives. On behalf of themselves and the putative class, Manning and the three other plaintiffs assert claims for violation of the Idaho Wage Claim Act, breach of contract, breach of the covenant of good faith and fair dealing, and fraud.

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

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. In the third quarter and first nine months of 2020, we repurchased 0.9 million shares of our common stock for $40 million, and 2.8 million shares of our common stock for $134 million, respectively. In the third quarter and first nine months of 2019, we repurchased 3.8 million shares of our common stock for $157 million, and 66.4 million shares of our common stock for $2.66 billion, respectively. Through May 28, 2020, we had repurchased an aggregate of $2.8 billion under the authorization. The shares were recorded as treasury stock.

Capped calls: In the second quarter of 2020, we share-settled our remaining capped calls upon their expiration and received an aggregate of 1.7 million shares of our common stock, equal to a value of $98 million.

Noncontrolling Interest in Subsidiary

	May 28, 2020		August 29, 2019
As of	Balance	Percentage	Balance	Percentage

IMFT	$—	—%	$889	49%

On October 31, 2019, we purchased Intel’s noncontrolling interest in IMFT, now known as MTU, and IMFT Member Debt for $1.25 billion. In connection therewith, we recognized a $160 million adjustment to equity for the difference between the $744 million of cash consideration allocated to Intel’s noncontrolling interest and its $904 million carrying value. (See “Debt” for the cash consideration allocated to, and extinguishment of, IMFT Member Debt.)

Pursuant to the terms of the IMFT wafer supply agreement, Intel received supply from MTU from November 2019 through March 6, 2020, at a volume equal to approximately 50% of their volume from IMFT in the six-month period prior to closing. On March 9, 2020, we agreed with Intel to terminate such agreement and entered into a new 3D XPoint wafer supply agreement. IMFT sales to Intel in the first quarter of 2020 through the date of our acquisition of Intel’s noncontrolling interest in IMFT were $158 million. IMFT sales to Intel in the third quarter and first nine months of 2019 were $184 million and $531 million, respectively.

20 | 2020 Q3 10-Q

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes), were as follows:

	May 28, 2020		August 29, 2019
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes and MMJ Creditor Payments	$6,532	$6,027	$5,194	$4,937
Convertible notes	663	130	852	323

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

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Current Assets(1)	Current Liabilities(2)	Noncurrent Liabilities(3)

As of May 28, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$1,884	$2	$(21)	$(1)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,155	2	(2)	—
		$4	$(23)	$(1)

As of August 29, 2019
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$146	$1	$—	$—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,871	1	(9)	—
Convertible notes settlement obligation(4)		—	(179)	—
		1	(188)	—

		$2	$(188)	$—
(1)Included in receivables – other.
(2)Included in accounts payable and accrued expenses – other for forward contracts and in current debt for convertible notes settlement obligations.
(3)Included in other noncurrent liabilities.
(4)As of August 29, 2019, the notional amount of our settlement obligation for notes that had been converted was 4 million shares of our common stock.

Derivative Instruments with Hedge Accounting Designation

We utilize currency forward contracts that generally mature within two years to hedge our exposure to changes in currency exchange rates. Currency forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes.

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures and manufacturing costs. We recognized losses of $6 million and $20 million in the third quarter and first nine months of 2020, respectively, in accumulated other comprehensive income from the effective portion of cash flow hedges. The amounts for the third quarter and first nine months of 2019 were not significant. We recognized losses of $8 million and $10 million in the third quarter and first nine months of 2020, respectively, in cost of goods sold from the amounts excluded from hedge effectiveness. The amounts for the third quarter and first nine months of 2019 were not significant. The reclassifications from accumulated other comprehensive income to earnings were not significant in the third quarters or first nine months of 2020 or 2019. As of May 28, 2020, we expect to reclassify $18 million of losses related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. For derivative instruments without hedge accounting designation, we recognized losses of $6 million in the third quarter of 2020, and losses of $23 million in the third quarter and first nine months of 2019. The amounts recognized in the first nine months of 2020 were not significant.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See “Debt.”) We recognized losses of $14 million in the first nine months of 2020 and gains of $11 million and losses of $55 million in the third quarter and first nine months of 2019, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations. The amounts recognized in the third quarter of 2020 were not significant.

Equity Plans

As of May 28, 2020, 92 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Award activity is summarized as follows:

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Restricted stock award shares granted	—	1	8	7
Weighted-average grant-date fair value per share	$45.78	$40.00	$46.37	$39.83
22 | 2020 Q3 10-Q

Employee Stock Purchase Plan (“ESPP”)

For the six-month ESPP periods ended January 2020 and January 2019, we issued 2 million and 1 million shares, respectively, at a per share price of $38.16 and $32.50, respectively. Grant-date fair value and assumptions used in the Black-Scholes option valuation model for ESPP grants for the periods below were as follows:

Nine months ended	May 28, 2020	May 30, 2019

Weighted-average grant-date fair value per share	$14.43	$10.92
Average expected life in years	0.5	0.5
Weighted-average expected volatility	43%	47%
Weighted-average risk-free interest rate	1.5%	2.5%
Expected dividend yield	0%	0%

Stock-based Compensation Expense

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Stock-based compensation expense by caption
Cost of goods sold	$34	$24	$102	$73
Selling, general, and administrative	26	18	74	55
Research and development	22	16	63	48
	$82	$58	$239	$176

Stock-based compensation expense by type of award
Restricted stock awards	$70	$44	$197	$127
ESPP	9	8	28	24
Stock options	3	6	14	25
	$82	$58	$239	$176

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were not significant for the third quarters of 2020 or 2019 and were $62 million and $57 million for the first nine months of 2020 and 2019, respectively. As of May 28, 2020, $572 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2024, resulting in a weighted-average period of 1.3 years.

Revenue and Contract Liabilities

Revenue by technology is presented in the table below. (See “Segment and Other Information” for disclosure of disaggregated revenue by market segments.)

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

DRAM	$3,587	$3,398	$10,139	$13,442
NAND	1,665	1,104	4,601	4,151
Other (primarily 3D XPoint memory and NOR)	186	286	639	943
	$5,438	$4,788	$15,379	$18,536

Beginning in 2020, revenues for MCPs and SSDs, which contain both DRAM and NAND, are disaggregated into DRAM and NAND based on the relative values of each component. The three and nine months ended May 30, 2019 in the table above have been conformed to current period presentation.

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. Revenue and interest expense associated with contract liabilities for the time value of advance payments was not significant in any period presented. Contract liabilities were as follows:

As of	May 28, 2020	August 29, 2019

Contract liabilities from customer advances	$43	$61
Other contract liabilities	27	69
	$70	$130

Revenue recognized during the first nine months of 2020 from the beginning balance as of August 29, 2019 included $79 million from meeting performance obligations of other contract liabilities and shipments against customer advances. Contract liabilities from customer advances also decreased $22 million due to the return of an unutilized customer advance upon expiration of a contract.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend, in some cases, beyond one year. As of May 28, 2020, we expect future revenue related to these longer-term contracts of approximately $600 million, of which approximately 60% relates to performance obligations and product shipments we expect to satisfy within the next 12 months and 40% beyond 12 months.

As of May 28, 2020, other current liabilities included $407 million for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Restructure and asset impairments	$4	$9	$10	$93
Other	6	(3)	8	46
	$10	$6	$18	$139

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Gains (losses) on debt prepayments and conversions	$(2)	$(317)	$40	$(386)
Losses from changes in currency exchange rates	(3)	(1)	(7)	(9)
Other	15	1	22	3
	$10	$(317)	$55	$(392)

24 | 2020 Q3 10-Q

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Income tax (provision) benefit, excluding items below	$(30)	$125	$(60)	$(469)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(38)	(32)	(84)	(162)
Repatriation tax, net of adjustments related to uncertain tax positions	—	42	—	9
	$(68)	$135	$(144)	$(622)

Income tax provision in the third quarter of 2020 increased as compared to the third quarter of 2019 primarily due to tax benefits in the third quarter of 2019 resulting from tax law changes. Our provision for income tax decreased in the first nine months of 2020 as compared to the first nine months of 2019 primarily as a result of reductions in our profit before tax and the foreign minimum tax.

As of May 28, 2020, gross unrecognized tax benefits related to uncertain tax positions were $396 million, substantially all of which would affect our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These arrangements expire in whole or in part at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $70 million (benefiting our diluted earnings per share by $0.06) and $78 million ($0.07 per diluted share) for the third quarter and first nine months of 2020, respectively, and by $71 million ($0.06 per diluted share) and $742 million ($0.65 per diluted share) for the third quarter and first nine months of 2019, respectively.

Earnings Per Share

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Net income attributable to Micron – Basic	$803	$840	$1,699	$5,752
Assumed conversion of debt	—	(4)	(4)	(6)
Net income attributable to Micron – Diluted	$803	$836	$1,695	$5,746

Weighted-average common shares outstanding – Basic	1,111	1,105	1,110	1,117
Dilutive effect of equity plans and convertible notes	18	24	21	31
Weighted-average common shares outstanding – Diluted	1,129	1,129	1,131	1,148

Earnings per share
Basic	$0.72	$0.76	$1.53	$5.15
Diluted	0.71	0.74	1.50	5.01

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 9 million and 5 million for the third quarter and first nine months of 2020, respectively, and 6 million and 7 million for the third quarter and first nine months of 2019, respectively.

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

	Quarter ended		Nine months ended
	May 28, 2020	May 30, 2019	May 28, 2020	May 30, 2019

Revenue
CNBU	$2,218	$2,079	$6,164	$8,065
MBU	1,525	1,174	4,240	4,997
SBU	1,014	813	2,852	2,978
EBU	675	700	2,105	2,432
All Other	6	22	18	64
	$5,438	$4,788	$15,379	$18,536

Operating income (loss)
CNBU	$448	$800	$1,132	$4,171
MBU	295	331	773	2,241
SBU	177	(198)	(42)	(138)
EBU	64	173	256	822
All Other	(3)	4	(2)	11
	981	1,110	2,117	7,107

Unallocated
Stock-based compensation	(82)	(58)	(239)	(176)
Restructure and asset impairments	(4)	(9)	(10)	(90)
Employee severance	—	—	(1)	(37)
Start-up and preproduction costs	—	(23)	—	(46)
Other	(7)	(10)	(21)	(32)
	(93)	(100)	(271)	(381)

Operating income	$888	$1,010	$1,846	$6,726

26 | 2020 Q3 10-Q

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

Impact of COVID-19 to our Business

Events surrounding the ongoing COVID-19 outbreak have resulted in a reduction in economic activity across the globe. The severity and duration of these economic repercussions remain largely unknown and ultimately will depend on many factors, including the speed and effectiveness of the containment efforts throughout the world. While we have observed demand increases in some areas of our business that support the stay-at-home economy, such as products used in data center infrastructure, notebook computers, and similar applications, we have also observed demand decreases in other categories such as smartphones, consumer electronics, and automotive. The extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of the coronavirus and actions to contain and treat its impacts. While all our global sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates.

From the start of the COVID-19 outbreak, we proactively implemented preventative protocols intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and ensure business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. We remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities, and are following government policies and recommendations designed to slow the spread of COVID-19.

Our efforts to respond to the COVID-19 outbreak include the following:

•We have put health screenings in place, required social distancing, and have established team separation protocols at our facilities. We are also prohibiting visitors, have suspended business travel, and require team members to work from home to the extent possible. Where work from home is not possible, all on-site team members must pass through thermal scanning equipment to ensure they do not have an elevated body temperature and must wear a mask at all times.
•To respond to changing market conditions, we have shifted some supply from markets which have experienced declines in demand, such as smartphones, to markets that have experienced demand increases, such as data center markets.
•We have evaluated our supply chain and communicated with our suppliers to identify supply gaps and taken steps to ensure continuity. In some cases, we have added alternative suppliers and increased our on-hand inventory of raw materials needed in our operations.
•We have added assembly and test capacity to provide redundant manufacturing capability through our network of captive and external partners.
•We are evaluating all our construction projects across our global manufacturing operations and enacting protocols to enhance the safety of our team members, suppliers, and contractors.
•We have developed strategies and are implementing measures to respond to a variety of potential economic scenarios, such as limitations on new hiring, suspension of business travel, and reductions in discretionary spending.
•We are working with government authorities in the jurisdictions where we operate, and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations to the extent possible at our sites across the globe.
We believe these actions are appropriate and prudent to safeguard our team members, contractors, suppliers, customers, and communities, while allowing us to safely continue operations, but we cannot predict how the steps we, our team members, government entities, suppliers, or customers take in response to the COVID-19 outbreak will impact our business, outlook, or results of operations.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results.

Products

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, 3D XPoint memory, NOR, and other technologies. We sell our products into various markets through our business units in various forms, including wafers, components, modules, SSDs, managed NAND, and MCP products. MCP products combine DRAM, NAND, and/or NOR and in some cases also include a controller and firmware.
28 | 2020 Q3 10-Q

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

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2020		2020		2019		2020		2019

Revenue	$5,438	100%	$4,797	100%	$4,788	100%	$15,379	100%	$18,536	100%
Cost of goods sold	3,675	68%	3,442	72%	2,960	62%	10,895	71%	9,229	50%
Gross margin	1,763	32%	1,355	28%	1,828	38%	4,484	29%	9,307	50%

Selling, general, and administrative	216	4%	223	5%	206	4%	650	4%	624	3%
Research and development	649	12%	681	14%	606	13%	1,970	13%	1,818	10%
Other operating (income) expense, net	10	—%	11	—%	6	—%	18	—%	139	1%
Operating income	888	16%	440	9%	1,010	21%	1,846	12%	6,726	36%

Interest income (expense), net	(28)	(1)%	(12)	—%	23	—%	(43)	—%	59	—%
Other non-operating income (expense), net	10	—%	(1)	—%	(317)	(7)%	55	—%	(392)	(2)%
Income tax (provision) benefit	(68)	(1)%	(21)	—%	135	3%	(144)	(1)%	(622)	(3)%
Equity in net income (loss) of equity method investees	3	—%	1	—%	—	—%	6	—%	1	—%
Net income attributable to noncontrolling interests	(2)	—%	(2)	—%	(11)	—%	(21)	—%	(20)	—%
Net income attributable to Micron	$803	15%	$405	8%	$840	18%	$1,699	11%	$5,752	31%

Total Revenue: Total revenue for the third quarter of 2020 increased 13% as compared to the second quarter of 2020 primarily as a result of increases in sales of DRAM products and NAND products. Sales of DRAM products for the third quarter of 2020 increased 16% from the second quarter of 2020 primarily due to an approximate 10% increase in bit shipment volumes and mid-single-digit increase in average selling prices due to strong demand from data center and networking customers. Sales of NAND products for the third quarter of 2020 increased 10% from the second quarter of 2020 primarily due to increases in SSD sales to data center customers and an upper-single-digit increase in average selling prices driven by strong demand.

Total revenue for the third quarter of 2020 increased 14% as compared to the third quarter of 2019 primarily due to increases in sales of both NAND and DRAM products. Sales of DRAM products for the third quarter of 2020 increased 6% as compared to the third quarter of 2019 primarily due to growth in bit shipments in the upper-30-percent range, partially offset by declines in average selling prices in the low-20-percent range. Sales of NAND products for the third quarter of 2020 increased 51% as compared to the third quarter of 2019 primarily due to increases in bit shipments in the low-30-percent range and increases in average selling prices in the mid-teen-percent range.

Total revenue for the first nine months of 2020 decreased 17% as compared to the first nine months of 2019 primarily due to price declines resulting from imbalances between supply and market demand over the last several quarters. Sales of DRAM products for the first nine months of 2020 decreased 25% as compared to the first nine months of 2019 primarily due to declines in average selling prices in the low-40-percent range, partially offset by growth in bit shipments in the high-20-percent range. Sales of NAND products for the first nine months of 2020 increased 11% as compared to the first nine months of 2019 primarily due to increases in bit shipments in the low-30-percent range, partially offset by declines in average selling prices in the mid-teen-percent range.

Overall Gross Margin: Our overall gross margin percentage increased to 32% for the third quarter of 2020 from 28% for the second quarter of 2020 primarily due to higher average selling prices and improvements in product mix. Our gross margins included the impact of underutilization costs at MTU of approximately $155 million for the third quarter of 2020, $142 million for the second quarter of 2020, and $125 million for the first quarter of 2020.

Our overall gross margin percentage decreased to 32% for the third quarter of 2020 from 38% for the third quarter of 2019 and decreased to 29% for the first nine months of 2020 from 50% for the first nine months of 2019, primarily due to declines in DRAM average selling prices, partially offset by the effect of decreases in non-cash depreciation expense from the revision in estimated useful lives of equipment in our NAND wafer fabrication facilities described below, cost reductions resulting from strong execution in delivering products featuring advanced technologies, and continuous improvement initiatives to reduce production costs.

We periodically assess the estimated useful lives of our property, plant, and equipment. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of the existing equipment in our NAND wafer fabrication facilities and our research and development facilities from five years to seven years as of the beginning of the first quarter of 2020.

The revision in estimated useful lives reduced NAND manufacturing depreciation expense by approximately $425 million in the first nine months of 2020, of which approximately $150 million remained capitalized in inventory as of the end of the third quarter of 2020. Adjusting for the effect of the reduced amount of depreciation expense remaining in inventory, the revision in estimated useful lives benefited cost of goods sold by approximately $275 million for the first nine months of 2020 ($140 million for the third quarter of 2020, $95 million for the second quarter of 2020, and $40 million for the first quarter of 2020).

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2020		2020		2019		2020		2019

CNBU	$2,218	41%	$1,967	41%	$2,079	43%	$6,164	40%	$8,065	44%
MBU	1,525	28%	1,258	26%	1,174	25%	4,240	28%	4,997	27%
SBU	1,014	19%	870	18%	813	17%	2,852	19%	2,978	16%
EBU	675	12%	696	15%	700	15%	2,105	14%	2,432	13%
All Other	6	—%	6	—%	22	—%	18	—%	64	—%
	$5,438		$4,797		$4,788		$15,379		$18,536
Percentages of total revenue may not total 100% due to rounding.
30 | 2020 Q3 10-Q

Changes in revenue for each business unit for the third quarter of 2020 as compared to the second quarter of 2020 were as follows:

•CNBU revenue increased 13% due to increases in average selling prices and bit sales volume for DRAM driven by strong demand in data center markets.
•MBU revenue increased 21% primarily due to increases in bit sales volumes of low-power DRAM.
•SBU revenue increased 17% primarily due to improved NAND pricing and significant growth in SSD shipment volumes driven by strong demand in data center and OEM client markets.
•EBU revenue decreased 3% primarily due to a reduction in automotive demand.

Changes in revenue for each business unit for the third quarter of 2020 as compared to the third quarter of 2019 were as follows:

•CNBU revenue increased 7% primarily due to increases in bit sales growth for DRAM products partially offset by price declines. Consistent with our view that our technology and product roadmap are more closely aligned with our CNBU business unit, beginning in the second quarter of 2020, we have included all activities for 3D XPoint within CNBU.
•MBU revenue increased 30% primarily due to bit sales growth for high-value mobile MCP products, partially offset by price declines.
•SBU revenue increased 25% primarily due to improved NAND pricing and significant growth in SSD shipment volumes driven by strong demand in data center and OEM client markets, partially offset by the decline in 3D XPoint revenue attributable to SBU after the first quarter of 2020.
•EBU revenue decreased 4% primarily due reduction in automotive demand and declines in DRAM selling prices, partially offset by increased sales to industrial multimarkets.

Changes in revenue for each business unit for the first nine months of 2020 as compared to the first nine months of 2019 were as follows:

•CNBU revenue decreased 24% primarily due to DRAM price declines driven by imbalances in supply and demand, partially offset by bit sales growth across key markets.
•MBU revenue decreased 15% primarily due to price declines, partially offset by bit sales growth for high-value mobile MCP products.
•SBU revenue decreased 4% primarily due to the decline in 3D XPoint revenue in SBU after the first quarter of 2020 and NAND selling price declines, partially offset by bit sales growth for SSDs.
•EBU revenue decreased 13% primarily due to price declines partially offset by bit sales growth in industrial multimarkets and automotive markets.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2020		2020		2019		2020		2019

CNBU	$448	20%	283	14%	$800	38%	$1,132	18%	$4,171	52%
MBU	295	19%	183	15%	331	28%	773	18%	2,241	45%
SBU	177	17%	(2)	—%	(198)	(24)%	(42)	(1)%	(138)	(5)%
EBU	64	9%	79	11%	173	25%	256	12%	822	34%
All Other	(3)	(50)%	(1)	(17)%	4	18%	(2)	(11)%	11	17%
	$981		$542		$1,110		$2,117		$7,107
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the third quarter of 2020 as compared to the second quarter of 2020 were as follows:

•CNBU operating income increased primarily due to improved DRAM selling prices.
•MBU operating income increased primarily due to increases in sales volumes and lower R&D expenses.
•SBU operating margin improved primarily due to increases in NAND pricing, higher SSD sales volumes, stronger data center SSD mix, manufacturing cost reductions, and lower R&D expenses.
•EBU operating income decreased primarily due to a lower mix of automotive sales.

Changes in operating income or loss for each business unit for the third quarter and first nine months of 2020 as compared to the corresponding periods of 2019 were as follows:

•CNBU operating income decreased primarily due to declines in DRAM pricing and MTU underutilization costs in 2020 related to 3D XPoint.
•MBU operating income decreased primarily due to declines in low-power DRAM and NAND pricing, partially offset by increases in sales of high-value MCP products and manufacturing cost reductions.
•SBU operating margin improved primarily due to lower 3D XPoint underutilization costs, manufacturing cost reductions, increases in sales volumes, and improved product mix. SBU operating margins for the third quarter of 2020 benefited from higher selling prices as compared to the third quarter of 2019. SBU operating margins for the first nine months of 2020 were adversely impacted by lower selling prices as compared to the first nine months of 2019.
•EBU operating income decreased as a result of declines in pricing, partially offset by increases in sales volumes.

Operating Expenses and Other

Selling, General, and Administrative: SG&A expenses for the third quarter of 2020 were relatively unchanged as compared to the second quarter of 2020. SG&A expenses for the third quarter and first nine months of 2020 were 5% and 4% higher as compared to the corresponding periods of 2019 primarily due to increases in employee compensation, partially offset by decreases in consulting fees.

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

R&D expenses for the third quarter of 2020 were 5% lower as compared to the second quarter of 2020 primarily due to decreases in volumes of development and pre-qualification wafers. R&D expenses for the third quarter and first nine months of 2020 were 7% and 8% higher, respectively, as compared to the corresponding periods of 2019, primarily due to increases in employee compensation, increases in volumes of development and pre-qualification wafers, and a reduction of R&D reimbursements from our partners, partially offset by lower depreciation expense from the revision of the estimated useful lives of equipment. R&D expenses were reduced by $23 million and $85 million in the third quarter and first nine months of 2020, respectively, due to the revision of the estimated useful lives of equipment. R&D expenses were reduced by $6 million and $59 million in the third quarter and first nine months of 2019, respectively, due to reimbursements, primarily from our joint development activities with Intel for 3D NAND and 3D XPoint technologies, which were substantially completed in the third quarter of 2019 and first quarter of 2020, respectively.

32 | 2020 Q3 10-Q

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine Months
	2020	2020	2019	2020	2019

Income tax (provision) benefit, excluding items below	$(30)	$1	$125	$(60)	$(469)
Utilization of and other changes in net deferred tax assets of MMJ, MMT, and MTTW	(38)	(22)	(32)	(84)	(162)
Repatriation tax, net of adjustments related to uncertain tax positions	—	—	42	—	9
	$(68)	$(21)	$135	$(144)	$(622)

Effective tax rate	7.8%	4.9%	(18.9)%	7.8%	9.7%

Our income tax provision for the third quarter of 2020 increased as compared to the second quarter of 2020 primarily as a result of increases in our profit before tax. Our income tax provision in the third quarter of 2020 increased as compared to the third quarter of 2019 primarily due to tax benefits in the third quarter of 2019 resulting from tax law changes. Our income tax provision decreased for the first nine months of 2020 as compared to the first nine months of 2019 primarily as a result of reductions in our profit before tax and the foreign minimum tax. Our income taxes include the effect of operations outside the United States, including Singapore, where we have tax incentive arrangements that further decrease our effective tax rates.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $70 million (benefiting our diluted earnings per share by $0.06) for the third quarter of 2020, were not significant for the second or first quarters of 2020, and $71 million ($0.06 per diluted share) for the third quarter of 2019.

Other: Interest expense for the third quarter of 2020 increased 11% as compared to the second quarter of 2020 as a result of increases in debt obligations. Interest income for the third quarter of 2020 decreased 32% as compared to the second quarter of 2020 due to decreases in interest rates partially offset by an increase in investment balances.

Interest expense for the third quarter and first nine months of 2020 increased 76% and 62% as compared to the corresponding periods of 2019 primarily due to increases in debt obligations and a reduction of capitalized interest from lower levels of capital projects in process. Interest income for the third quarter and first nine months of 2020 decreased 56% and 32% as compared to the corresponding periods of 2019 as a result of decreases in interest rates, partially offset by higher levels of cash and investment balances.

Further discussion of other operating and non-operating income and expenses can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans,” “– Other Operating Income (Expense), Net,” and “– Other Non-Operating Income (Expense), Net.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of May 28, 2020, $2.50 billion was available to draw under our Revolving Credit Facility. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2020, net of partner contributions, to be approximately $8 billion, focused on technology transitions and product enablement. Actual amounts for 2020 will vary depending on timing of equipment deliveries. As of May 28, 2020, we had commitments of approximately $2.67 billion for the acquisition of property, plant, and equipment, of which approximately $2.32 billion is expected to be paid within one year.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through May 28, 2020, we had repurchased an aggregate of $2.8 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

Cash and marketable investments totaled $9.24 billion as of May 28, 2020 and $9.12 billion as of August 29, 2019. Our investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of May 28, 2020, $2.98 billion of our cash and marketable investments was held by our foreign subsidiaries.

Limitations on the Use of Cash and Investments: Cash and marketable investments as of May 28, 2020 included $228 million held by MMJ. As a result of the corporate reorganization proceedings of MMJ initiated in March 2012, and for so long as such proceedings are continuing, MMJ is prohibited from paying dividends to us. In addition, pursuant to an order of the Tokyo District Court, MMJ cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Tokyo District Court and may, under certain circumstances, be subject to the approval of the legal trustee. As a result, the assets of MMJ are not available for use by us in our other operations. Furthermore, certain uses of the assets of MMJ, including investments in certain capital expenditures, may require consent of MMJ’s trustees and/or the Tokyo District Court.

Cash Flows:

	Nine Months
	2020	2019

Net cash provided by operating activities	$6,035	$10,956
Net cash provided by (used for) investing activities	(4,851)	(8,985)
Net cash provided by (used for) financing activities	(135)	(3,330)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(8)	6
Net increase in cash, cash equivalents, and restricted cash	$1,041	$(1,353)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. The decrease in the first nine months of 2020 as compared to 2019 was primarily due to lower net income compared with the prior period and changes in working capital.

Investing Activities: For the first nine months of 2020, net cash used for investing activities consisted primarily of $5.77 billion of expenditures for property, plant, and equipment (net of partner contributions) partially offset by $1.00 billion of net inflows from sales, maturities, and purchases of available-for-sale securities. For the first nine months of 2019, net cash used for investing activities consisted primarily of $7.08 billion of expenditures for property, plant, and equipment (net of partner contributions) and $1.92 billion of net outflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first nine months of 2020, net cash used for financing activities consisted primarily of $4.29 billion of cash payments to reduce our debt, including $2.50 billion to pay down borrowings under our Revolving Credit Facility, $621 million for IMFT Member Debt repayments, $534 million to prepay our 2025 Notes, $266 million to settle conversions of notes, and $171 million for scheduled repayment of finance leases; $744 million for the acquisition of Intel’s noncontrolling interest in IMFT; and $134 million for the acquisition of 2.8 million shares of our common stock under our $10 billion share repurchase authorization. Cash used for financing activities was partially offset by proceeds of $2.50 billion from our Revolving Credit Facility, $1.25 billion from the 2023 Notes,
34 | 2020 Q3 10-Q

and $1.25 billion from the 2024 Term Loan A. For the first nine months of 2019, net cash used for financing activities consisted primarily of $2.66 billion for the acquisition of 66.4 million shares of common stock, $1.65 billion of payments to settle conversions of notes, and $731 million of scheduled repayments of other notes and finance leases, partially offset by net proceeds of $1.79 billion from the aggregate issuance of our 2024 Notes, 2026 Notes, and 2029 Notes.

Potential Settlement Obligations of Convertible Notes:

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.”

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the third quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effects of the public health crisis caused by the COVID-19 outbreak and the measures being taken to limit COVID-19’s spread are uncertain and difficult to predict, but may include:

•A decrease in short-term and/or long-term demand and/or pricing for our products, and a global economic recession or depression that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and the spreading of COVID-19, such as travel restrictions, quarantines, and business shutdowns or slowdowns;

•Negative impacts to our operations, including:
◦reductions in production levels, R&D activities, product development, technology transitions, yield enhancement activities, and qualification activities with our customers, resulting from our efforts to mitigate the impact of COVID-19 through social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ and contractors’ health and well-being, including working from home, limiting the number of meeting attendees, reducing the number of people in our sites at any one time, quarantines of team members, contractors, or vendors who are at risk of contracting, or have contracted, COVID-19, and suspending employee travel (“Social Distancing Measures”);
◦increased costs resulting from our efforts to mitigate the impact of COVID-19 through Social Distancing Measures, working from home, enhanced cleaning measures and the increased use of personal protective equipment at our sites;
◦increased costs for, or unavailability of, transportation, raw materials, or other inputs necessary for the operation of our business;
◦reductions in or cessation of operations at any site or in any jurisdiction resulting from government restrictions on movement and/or business operations or our failure to prevent and/or adequately mitigate spread of COVID-19 at one or more of our sites; and
◦our inability to continue or resume construction projects due to delays in obtaining materials, equipment, labor, engineering services, government permits or any other essential aspect of projects, which could impact our ability to introduce new technologies, reduce costs or meet customer demand;
•Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults; and
36 | 2020 Q3 10-Q

•Disruptions to our supply chain in connection with the sourcing and transportation of materials, equipment and engineering support, and services from or in geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our team members, contractors, suppliers, third-party service providers, customers, or distributors.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A sustained, prolonged, or recurring outbreak could exacerbate the adverse impact of such measures.

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

Our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to maintain or reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies, 3D memory layers, NAND cell levels, transitioning to replacement gate technology for NAND, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, and new products that may require relatively larger die sizes.

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

In addition, per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers’ demand. As a result, we may incur charges in connection with obsolete or excess inventories, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Kioxia Holdings Corporation (formerly Toshiba Memory Corporation); and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. In addition, some governments may begin to provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China’s stated national policy objectives. In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies. Some of our competitors may use aggressive pricing to obtain market share or take business of our key customers.

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

We estimate capital expenditures in 2020, net of partner contributions, to be approximately $8 billion, focused on technology transitions and product enablement. Investments in capital expenditures may not generate expected returns or cash flows. Delays in completion and ramping of new production facilities could significantly impact our ability to realize expected returns on our capital expenditures, which could have a material adverse effect on our business, results of operations, or financial condition.

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
38 | 2020 Q3 10-Q

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

The health crisis caused by COVID-19 has adversely affected economic conditions and caused a downturn in the worldwide economy. Downturns in the worldwide economy have harmed our business in the past and the current downturn has adversely affected our business. As a result, demand for certain of our products used in smartphones, consumer electronics, and automotive, has declined. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. If these adverse conditions persist or worsen, we could experience additional reduction in demand for our products and/or devices that incorporate our products. Future downturns could also adversely affect our business. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, downturns in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

Increases in tariffs or other trade restrictions or taxes on our or our customers’ products or equipment and supplies could have an adverse impact on our operations.

In 2019, 89% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including in Taiwan, Singapore, Malaysia, Japan, and China.

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

On May 16, 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce added Huawei to the BIS’s Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei. In 2019, our sales to Huawei accounted for 12% of our total revenue. To ensure compliance with the Entity List restrictions, we suspended shipments of all products to Huawei, effective May 16, 2019. We have determined that certain products Huawei purchases from us are not subject to the Export Administration Regulations (“EAR”) and consequently can be lawfully sold and shipped to Huawei. Accordingly, we resumed shipping certain products to Huawei in the fourth quarter of 2019.

We applied for and received licenses that enable us to provide support for the products we sell that are not subject to the EAR, as well as qualify new products for Huawei’s mobile and server businesses. Additionally, these licenses allow us to ship previously restricted products that we manufacture in the United States, which represent a very small portion of our sales. However, there are still some products outside of the mobile and server markets that we are unable to sell to Huawei. While Huawei remains on the Entity List, and in the absence of additional licenses from the BIS, we may be unable to work with Huawei on product development for uses other than in mobile and server end-products, which may have a negative effect on our ability to sell products to Huawei in the future. Despite the receipt of licenses, Entity List restrictions may also encourage Huawei to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei. Moreover, although Huawei is not prohibited from paying (and we are not restricted from collecting) accounts receivable for products we sell to Huawei, the credit risks associated with these accounts may have increased as a result of the BIS’s actions.

More recently, on May 15, 2020, the BIS modified its existing rules that subject certain foreign-produced items to the EAR. We believe these actions could hinder Huawei’s ability to source parts required to manufacture their products, and could consequently have a negative impact on Huawei’s demand for our products.

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

The Entity List trade restrictions enacted during our third quarter of 2019 had an adverse effect on our business. Although we received licenses in the first quarter of fiscal 2020, we are unable to predict the impact these licenses will have on our sales to Huawei, nor the impact existing or future trade restrictions may have on our business with Huawei. Other companies may be added to the Entity List and/or subject to trade restrictions. For example, in October 2019, the U.S. government added several additional organizations to the Entity List, effective October 9, 2019, and in May 2020 added 33 more China-based organizations, effective June 5, 2020.

Other trade restrictions imposed by BIS or non-US governments may further impact our business. For example, on April 28, 2020, the BIS published new rules that increase the number of products that require export licenses and remove certain license exemptions by expanding scope of military end-users and military end-use controls for sales of certain products. These new trade restrictions went into effect on June 29, 2020. While we do not expect these changes to materially impact our business, complying with them may increase costs, and further restrictions may materially reduce our customer opportunities in China. These and other trade restrictions that may be imposed by the U.S., China, or other countries may indirectly impact our business in ways we cannot reasonably quantify, including that some of our other customers’ products which incorporate our solutions may also be impacted. Restrictions on our ability to sell and ship our products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition. In addition, if there are changes to Export Administration Regulations or Entity List restrictions, our revenue with Huawei or other customers could be negatively impacted, and the licenses we have received could be rendered ineffective. Any such changes may have a further adverse effect on our business, results of operations, or financial condition.
40 | 2020 Q3 10-Q

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

In 2019, 53% of our revenue was to customers who have headquarters located in the United States. We ship our products to the locations specified by our customers. Customers with global supply chains and operations may request we deliver products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses. As a result, 89% of our revenue in 2019 was from products shipped to customer locations outside the United States. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore, Taiwan, Japan, and China. Many of our customers, suppliers, and vendors operate internationally and are also subject to the risks described herein. In addition, the U.S. government has in the past restricted American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even when such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose while complying with such restrictions. We have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. Possible future U.S. government actions could lead to additional or enhanced controls on exports from the United States to China or other countries, bans on sales to other key customers, or other similar restrictions.

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

42 | 2020 Q3 10-Q

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

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purports to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief.

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

Certain materials are primarily available in certain countries, including rare earth elements, minerals, and metals available primarily from China. Trade disputes or other political conditions, economic conditions, or public health issues, such as COVID-19, may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

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

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product and system-level solution development over the next several years. Additionally, we are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customers’ ability to accurately forecast the end-customer’s needs and preferences. As a result, our product demand forecasts may be impacted significantly by the strategic actions of our customers.

For certain of our markets, it is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. The effects of the public health crisis caused by the COVID-19 outbreak and the measures being taken to limit COVID-19’s spread could negatively impact our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance of the following:

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

Our development of system-level memory and storage products is dependent, in part, upon successfully identifying and meeting our customers’ specifications for those products. Developing and manufacturing system-level products
44 | 2020 Q3 10-Q

with specifications unique to a customer increases our reliance upon that customer for purchasing our products at sufficient volumes and prices in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers’ specifications or achieve design wins with our customers, we may experience a significant adverse impact on our revenue and margins. Even if our products meet customer specifications, our sales of system-level solutions are dependent upon our customers choosing our products over those of our competitors and purchasing our products at sufficient volumes and prices. Our competitors’ products may be less costly, provide better performance, or include additional features when compared to our products. Our long-term ability to sell system-level memory and storage products is reliant upon our customers’ ability to create, market, and sell their products containing our system-level solutions at sufficient volumes and prices in a timely manner. If we fail to successfully develop and market system-level products, our business, results of operations, or financial condition may be materially adversely affected.

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and solutions may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. We could be adversely affected in several ways, including the following:

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
46 | 2020 Q3 10-Q

awards, or enter into settlement agreements, any of which could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to allegations of securities violations and related wrongful acts.

On January 23, 2019, a complaint was filed against Micron and two of our officers, Sanjay Mehrotra and David Zinsner, in the U.S. District Court for the Southern District of New York. The lawsuit purported to be brought on behalf of a class of purchasers of our stock during the period from June 22, 2018 through November 19, 2018. Subsequently two substantially similar cases were filed in the same court adding one of our former officers, Ernie Maddock, as a defendant and alleging a class action period from September 26, 2017 through November 19, 2018. The separate cases were joined, and a consolidated amended complaint was filed on June 15, 2019. The consolidated amended complaint alleged that defendants committed securities fraud through misrepresentations and omissions about purported anticompetitive behavior in the DRAM industry and sought compensatory and punitive damages, fees, interest, costs, and other appropriate relief. On October 2, 2019, the parties submitted a joint stipulation to dismiss the complaint. The Court approved the stipulation and dismissed the complaint on October 3, 2019. On March 5, 2019, a derivative complaint was filed by a shareholder in the U.S. District Court for the District of Delaware, based on similar allegations to the securities fraud cases, allegedly on behalf of and for the benefit of Micron, against certain current and former officers and directors of Micron for alleged breaches of their fiduciary duties and other violations of law. The complaint seeks damages, fees, interest, costs, and other appropriate relief. Similar shareholder derivative complaints were subsequently filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Idaho. On November 20, 2019, the plaintiff in the second action filed in the U.S. District Court for the District of Delaware voluntarily dismissed his complaint. On November 21, 2019, the plaintiff voluntarily dismissed his complaint that was filed in the U.S. District Court for the District of Idaho.

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

From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes or tsunamis, that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. Additionally, other events including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, in March 2020, the government of Malaysia announced measures to restrict movement in that country in an effort to suppress the number of COVID-19 cases. Those restrictions temporarily limited our ability to fully operate our manufacturing facilities in that country. The events noted above have occurred from time to time in the past and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of May 28, 2020, we had debt with a carrying value of $6.69 billion. As of May 28, 2020, $2.50 billion of our Revolving Credit Facility was available to us. As of May 28, 2020, the conversion value in excess of principal of our 2032D Notes was $488 million, based on the trading price of our common stock of $46.47 per share on such date.

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic,
48 | 2020 Q3 10-Q

financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In 2019, we suspended the security interest in the collateral under our credit facility upon achieving a specified credit rating and prepaying our Senior Secured Term Loan B due 2022; however, if our corporate credit rating were to decline below a certain level, the security interest would be automatically reinstated. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and other highly skilled employees. Competition for experienced employees in our industry can be intense and hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to our business. Our inability to attract and retain key employees may inhibit our ability to maintain or expand our business operations. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, as well as restrictions on global travel as a result of local or global public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations. If our total compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda’s obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments had no immediate, enforceable effect and Micron, accordingly, has been able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court’s decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed an independent expert to perform an evaluation of Dr. Jaffé’s claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed expert issued a report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the expert for supplemental expert opinion. On March 31, 2020, the expert presented a revised opinion to the Appeals Court which reaffirmed the earlier view that the amount paid by Micron was still within an acceptable range of fair value.

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

We are subject to income taxes in the U.S. and many foreign jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017 by the United States. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If adopted by countries, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditional upon achieving or maintaining certain performance obligations and are subject to reduction, termination, or clawback.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, or production in those regions. These incentives may take various forms, including grants, loan subsidies, and tax arrangements, and typically require us to perform or maintain certain levels of investment, capital spending, employment, technology deployment, or research and development activities to qualify for such incentives. We cannot guarantee that we will successfully achieve performance obligations required to qualify for these incentives or that the granting agencies will provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our performance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

50 | 2020 Q3 10-Q

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
•hiring and retaining key employees;
•requirements imposed by government authorities in connection with the regulatory review of a transaction, which may include, among other things, divestitures or restrictions on the conduct of our business or the acquired business;
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

Many of our customers have adopted responsible sourcing programs that require us to periodically report on our supply chain and responsible sourcing efforts to ensure we source the materials, supplies, and services we use and incorporate into the products we sell in a manner that is consistent with their programs. Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products meet the specifications of their responsible sourcing programs. Meeting customer requirements may limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such is concentrated to a limited number of suppliers. This in turn may affect our ability and/or the cost to obtain in sufficient quantities materials, supplies, and services necessary for the manufacture of our products.

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

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, and derivative instruments. Additionally, we are subject to counterparty default risk from our customers for amounts receivable from them. As a result, we are subject to the risk that the counterparty will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of such default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.
52 | 2020 Q3 10-Q

The operations of MMJ are subject to continued oversight by the Tokyo District Court during the pendency of the corporate reorganization proceedings.

Because MMJ’s plan of reorganization provides for ongoing payments to creditors following the closing of the MMJ acquisition, the reorganization proceedings in Japan (the “Japan Proceedings”) are continuing and MMJ remains subject to the oversight of the Tokyo District Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Tokyo District Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee is responsible for overseeing the operation of the business of MMJ, other than oversight in relation to acts that need to be carried out in connection with the Japan Proceedings, which are the responsibility of the legal trustee. As of the end of the second quarter of 2020, substantially all creditor payments had been paid under MMJ’s plan of reorganization. Following distribution of the final payment and the Tokyo District Court’s approval and issuance of an order concluding the reorganization proceedings, MMJ’s reorganization proceedings in Japan and oversight by the Tokyo District Court will terminate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash.

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under publicly announced plans or programs

February 28, 2020	–	April 2, 2020	320,260	$40.41	320,260
April 3, 2020	–	April 30, 2020	608,716	45.18	608,716
May 1, 2020	–	May 28, 2020	—	—	—
			928,976	$43.54	928,976	$7,203,401,131

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan and accordingly are excluded from the amounts in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date

4.16	Third Supplemental Indenture, dated April 24, 2020, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	4/24/20
4.17	Form of Note for Micron Technology, Inc.’s 2.497% Senior Notes due 2023 (included in Exhibit 4.16)		8-K		4.3	4/24/20
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

54 | 2020 Q3 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	June 30, 2020	By:	/s/ David A. Zinsner
David A. Zinsner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Paul Marosvari
Paul Marosvari
Vice President and Chief Accounting Officer
(Principal Accounting Officer)