Form 10-Q
period 2020-12-03
MICRON TECHNOLOGY INC
filed 2021-01-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-10658
Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware		75-1618004
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
8000 S. Federal Way, Boise, Idaho		83716-9632
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code		(208) 368-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	MU	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.				Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).				Yes	☒	No	☐
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
The number of outstanding shares of the registrant’s common stock as of January 4, 2021 was 1,118,671,492.

Micron Company Profile

Founded over 40 years ago
on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world, excluding IP/software revenue*

134
On the 2020 Fortune 500

44,000
Patents granted and growing**

17
Countries**

13
Manufacturing sites and
14 customer labs**

40,000
Team members**
It’s All About Data
Data is today’s new business currency, and memory and storage are emerging as strategic differentiators which will redefine how we extract value from data to learn, explore, communicate, and navigate our world.
Who We Are

Micron designs, develops, and manufactures industry-leading memory and storage products. By creating rapid advancements in artificial intelligence, 5G, machine learning, and autonomous vehicles, we unlock innovation in key market segments like mobile, data center, healthcare, automotive, and cloud networking. Our technology and expertise are central to cutting-edge computing applications and new business models which disrupt and advance the industry.

Our Vision

As a global leader in memory and storage solutions, we are transforming how the world uses information to enrich life for all. By advancing technologies to collect, store, and manage data with unprecedented speed and efficiency, we continue to lead the transformation of information intelligence. In a world of change, we remain nimble, allowing our products to continue inspiring the world to learn, communicate, and advance faster than ever.

Our Commitment

The world has come to expect our commitment to innovative solutions and people depend on our integrity. We rededicate ourselves daily to demonstrating our environmental conscience, an inclusive team culture where all voices are heard and respected, and sharing our philanthropic social giving for good.

*Gartner Market Share: Semiconductors by End Market, Worldwide, 2019 (April 2020) **Micron data as of September 3, 2020.
Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com	Global Product Portfolio
DRAM | NAND | 3D XPointTM Memory | NOR | Solid-State Drives High Bandwidth Memory (HBM) | Multichip Packages | AI Accelerators
Connect with us on micron.com
© 2021 Micron Technology, Inc. Micron, the Micron logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 01/21 CCMMD-1707390403-3712

Definitions of Commonly Used Terms
As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due 2023	GDDR	Graphics Double Data Rate
2024 Notes	4.640% Senior Notes due 2024	IMFT	IM Flash Technologies, LLC
2024 Term Loan A	Senior Term Loan A due 2024	Inotera	Inotera Memories, Inc.
2025 Notes	5.500% Senior Notes due 2025	Intel	Intel Corporation
2026 Notes	4.975% Senior Notes due 2026	MCP	Multi-Chip Package
2027 Notes	4.185% Senior Notes due 2027	Micron	Micron Technology, Inc. (Parent Company)
2029 Notes	5.327% Senior Notes due 2029	MMJ	Micron Memory Japan, G.K.
2030 Notes	4.663% Senior Notes due 2030	MTU	Micron Technology Utah, LLC
2032D Notes	3.125% Convertible Senior Notes due 2032	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due July 2023
DDR	Double Data Rate	SSD	Solid State Drive

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

Available Information
Investors and others should note that we announce material financial information about our business and products through a variety of means, including our investor relations website (investors.micron.com), filings with the U.S. Securities and Exchange Commission (the “SEC”), press releases, public conference calls, and webcasts. We use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such channels.

Forward-Looking Statements
This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the impact of coronavirus disease 2019 (“COVID-19”) to our business; underutilization of MTU manufacturing capacity; the effect of a switch to the FIFO inventory accounting method and changes in our inventory cost absorption process in the second quarter of 2021; the sufficiency of our cash and investments; and capital spending in 2021. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”
2 | 2021 Q1 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	December 3, 2020	November 28, 2019

Revenue	$5,773	$5,144
Cost of goods sold	4,037	3,778
Gross margin	1,736	1,366

Research and development	647	640
Selling, general, and administrative	214	211
Other operating (income) expense, net	9	(3)
Operating income	866	518

Interest income	10	44
Interest expense	(48)	(47)
Other non-operating income (expense), net	13	46
	841	561

Income tax (provision) benefit	(51)	(55)
Equity in net income (loss) of equity method investees	13	2
Net income	803	508

Net income attributable to noncontrolling interests	—	(17)
Net income attributable to Micron	$803	$491

Earnings per share
Basic	$0.72	$0.44
Diluted	0.71	0.43

Number of shares used in per share calculations
Basic	1,115	1,107
Diluted	1,135	1,129

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

Three months ended	December 3, 2020	November 28, 2019

Net income	$803	$508

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	40	3
Gains (losses) on investments	(1)	(5)
Pension liability adjustments	—	(1)
Other comprehensive income (loss)	39	(3)
Total comprehensive income	842	505
Comprehensive income attributable to noncontrolling interests	—	(17)
Comprehensive income attributable to Micron	$842	$488

See accompanying notes to consolidated financial statements.
4 | 2021 Q1 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	December 3, 2020	September 3, 2020

Assets
Cash and equivalents	$5,985	$7,624
Short-term investments	1,047	518
Receivables	3,691	3,912
Inventories	5,521	5,607
Other current assets	285	304
Total current assets	16,529	17,965
Long-term marketable investments	1,264	1,048
Property, plant, and equipment	32,229	31,031
Operating lease right-of-use assets	577	584
Intangible assets	336	334
Deferred tax assets	726	707
Goodwill	1,228	1,228
Other noncurrent assets	802	781
Total assets	$53,691	$53,678

Liabilities and equity
Accounts payable and accrued expenses	$4,856	$5,817
Current debt	273	270
Other current liabilities	559	548
Total current liabilities	5,688	6,635
Long-term debt	6,356	6,373
Noncurrent operating lease liabilities	529	533
Noncurrent unearned government incentives	656	643
Other noncurrent liabilities	555	498
Total liabilities	13,784	14,682

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,198 shares issued and 1,117 outstanding (1,194 shares issued and 1,113 outstanding as of September 3, 2020)	120	119
Additional capital	9,034	8,917
Retained earnings	34,138	33,384
Treasury stock, 81 shares held (81 shares held as of September 3, 2020)	(3,495)	(3,495)
Accumulated other comprehensive income (loss)	110	71
Total equity	39,907	38,996
Total liabilities and equity	$53,691	$53,678

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996
Net income	—	—	—	803	—	—	803
Other comprehensive income (loss), net	—	—	—	—	—	39	39
Stock issued under stock plans	5	1	33	—	—	—	34
Stock-based compensation expense	—	—	92	—	—	—	92
Repurchase of stock	(1)	—	(8)	(49)	—	—	(57)
Balance at December 3, 2020	1,198	$120	$9,034	$34,138	$(3,495)	$110	$39,907

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income	—	—	—	491	—	—	491	15	506
Other comprehensive income (loss), net	—	—	—	—	—	(3)	(3)	—	(3)
Stock issued under stock plans	3	1	31	—	—	—	32	—	32
Stock-based compensation expense	—	—	72	—	—	—	72	—	72
Repurchase of stock	—	—	(6)	(34)	(50)	—	(90)	—	(90)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(904)	(781)
Cash settlement of convertible notes	—	—	(6)	—	—	—	(6)	—	(6)
Balance at November 28, 2019	1,185	$119	$8,428	$31,218	$(3,271)	$6	$36,500	$—	$36,500

See accompanying notes to consolidated financial statements.
6 | 2021 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Three months ended	December 3, 2020	November 28, 2019

Cash flows from operating activities
Net income	$803	$508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,487	1,296
Amortization of debt discount and other costs	7	10
Stock-based compensation	92	72
(Gain) loss on debt prepayments, repurchases, and conversions	—	(42)
Change in operating assets and liabilities
Receivables	251	(208)
Inventories	86	175
Accounts payable and accrued expenses	(753)	178
Deferred income taxes, net	(24)	19
Other	18	3
Net cash provided by operating activities	1,967	2,011

Cash flows from investing activities
Expenditures for property, plant, and equipment	(2,738)	(1,943)
Purchases of available-for-sale securities	(1,002)	(407)
Proceeds from maturities of available-for-sale securities	216	163
Proceeds from sales of available-for-sale securities	45	988
Proceeds from government incentives	40	22
Other	21	(12)
Net cash provided by (used for) investing activities	(3,418)	(1,189)

Cash flows from financing activities
Payments on equipment purchase contracts	(97)	(11)
Repayments of debt	(84)	(1,415)
Acquisition of noncontrolling interest in IMFT	—	(744)
Proceeds from issuance of debt	—	1,250
Other	(33)	(72)
Net cash provided by (used for) financing activities	(214)	(992)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	27	(14)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,638)	(184)
Cash, cash equivalents, and restricted cash at beginning of period	7,690	7,279
Cash, cash equivalents, and restricted cash at end of period	$6,052	$7,095

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 3, 2020. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contains 52 weeks and our fiscal 2020 contained 53 weeks. The first quarters of fiscal 2021 and 2020 each contained 13 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 3, 2020.

Through October 31, 2019, IMFT was a consolidated variable interest entity. We acquired Intel’s noncontrolling interest in IMFT on October 31, 2019, at which time IMFT, now known as MTU, became a wholly-owned subsidiary.

Recently Adopted Accounting Standards

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. We adopted ASU 2018-18 in the first quarter of 2021 under the retrospective adoption method to the date we adopted ASC 606, which was August 31, 2018. The adoption of this ASU did not have a significant impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13 – Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. We adopted ASU 2016-13 in the first quarter of 2021 under the modified retrospective adoption method. The adoption of this ASU did not have a significant impact on our financial statements.

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
8 | 2021 Q1 10-Q

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

Cash and Investments

Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	December 3, 2020				September 3, 2020
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$3,082	$—	$—	$3,082	$3,996	$—	$—	$3,996
Level 1(2)
Money market funds	699	—	—	699	1,828	—	—	1,828
Level 2(3)
Certificates of deposit	2,155	431	—	2,586	1,740	10	2	1,752
Corporate bonds	—	249	746	995	3	266	592	861
Government securities	3	217	220	440	6	115	243	364
Asset-backed securities	—	36	298	334	1	31	211	243
Commercial paper	46	114	—	160	50	96	—	146
	5,985	$1,047	$1,264	$8,296	7,624	$518	$1,048	$9,190
Restricted cash(4)	67				66
Cash, cash equivalents, and restricted cash	$6,052				$7,690
(1)The maturities of long-term marketable securities range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of December 3, 2020 or September 3, 2020.
(4)Restricted cash is included in other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

Receivables

As of	December 3, 2020	September 3, 2020

Trade receivables	$3,182	$3,494
Income and other taxes	295	232
Other	214	186
	$3,691	$3,912

Inventories

As of	December 3, 2020	September 3, 2020

Finished goods	$878	$1,001
Work in process	3,878	3,854
Raw materials and supplies	765	752
	$5,521	$5,607

Property, Plant, and Equipment

As of	December 3, 2020	September 3, 2020

Land	$352	$352
Buildings	14,447	13,981
Equipment(1)	50,291	48,525
Construction in progress(2)	1,814	1,600
Software	919	873
	67,823	65,331
Accumulated depreciation	(35,594)	(34,300)
	$32,229	$31,031
(1)Included costs related to equipment not placed into service of $2.41 billion as of December 3, 2020 and $1.63 billion as of September 3, 2020.
(2)Included building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	December 3, 2020		September 3, 2020
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$628	$(292)	$616	$(282)
Goodwill	1,228		1,228

In the first quarters of 2021 and 2020, we capitalized $22 million and $12 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 11 years, respectively. Expected
10 | 2021 Q1 10-Q

amortization expense is $57 million for the remainder of 2021, $60 million for 2022, $53 million for 2023, $47 million for 2024, and $26 million for 2025.

Leases

Short-term and variable lease expenses were not significant and are presented within operating lease costs in the table below. Sublease income was not significant in the first quarters of 2021 or 2020. The components of lease expense are presented below:

Three months ended	December 3, 2020	November 28, 2019

Finance lease cost
Amortization of right-of-use assets	$16	$40
Interest on lease liabilities	5	6
Operating lease cost	27	24
	$48	$70

Other information related to our leases was as follows:

Three months ended	December 3, 2020	November 28, 2019

Cash flows used for operating activities
Finance leases	$6	$6
Operating leases	27	17
Cash flows used for financing activities from financing leases	21	64
Noncash acquisitions of right-of-use assets
Finance leases	61	—
Operating leases	7	13

As of	December 3, 2020	September 3, 2020

Finance lease right-of-use assets (included in property, plant, and equipment)	$471	$426
Weighted-average remaining lease term (in years)
Finance leases	5	5
Operating leases	7	7
Weighted-average discount rate
Finance leases	4.13%	4.51%
Operating leases	2.66%	2.67%

Maturities of lease liabilities existing as of December 3, 2020 were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2021	$71	$53
2022	97	71
2023	85	67
2024	59	59
2025	44	48
2026 and thereafter	282	402
Less imputed interest	(107)	(116)
	$531	$584

The table above excludes any lease liabilities for leases that have been executed but have not yet commenced. As of December 3, 2020, we had such lease liabilities relating to 1) operating lease payment obligations of $152 million for the initial 10-year lease term for a building, which may, at our election, be terminated after 3 years or extended for an additional 10 years, and 2) finance lease obligations of $812 million over a weighted-average period of 15 years for leases embedded in gas supply arrangements. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	December 3, 2020	September 3, 2020

Accounts payable	$1,656	$2,191
Property, plant, and equipment	2,180	2,374
Salaries, wages, and benefits	636	849
Income and other taxes	180	237
Other	204	166
	$4,856	$5,817

12 | 2021 10-Q

Debt

	December 3, 2020					September 3, 2020
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

Finance lease obligations	N/A	4.13%	$78	$453	$531	$76	$410	$486
2023 Notes	2.497%	2.64%	—	1,246	1,246	—	1,245	1,245
2024 Notes	4.640%	4.76%	—	598	598	—	598	598
2024 Term Loan A	1.400%	1.45%	62	1,124	1,186	62	1,186	1,248
2026 Notes	4.975%	5.07%	—	498	498	—	498	498
2027 Notes	4.185%	4.27%	—	896	896	—	895	895
2029 Notes	5.327%	5.40%	—	696	696	—	696	696
2030 Notes	4.663%	4.73%	—	845	845	—	845	845
2032D Notes	3.125%	6.33%	132	—	132	131	—	131
MMJ Creditor Payments	N/A	N/A	1	—	1	1	—	1
			$273	$6,356	$6,629	$270	$6,373	$6,643

Revolving Credit Facility

As of December 3, 2020, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Any amounts outstanding under the Revolving Credit Facility would mature in July 2023 and we may repay amounts borrowed any time without penalty. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio.

2032D Convertible Senior Notes

The closing price of our common stock exceeded 130% of the conversion price for the 2032D Notes for at least 20 trading days in the 30 consecutive trading days ended on December 31, 2020. As a result, the 2032D Notes are convertible by the holders through March 31, 2021. As of December 3, 2020, based on the $69.90 trading price of our common stock and the $9.98 conversion price, the aggregate conversion value of $936 million exceeded the aggregate principal amount of $134 million by $802 million.

Contingencies

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

On December 15, 2014, Innovative Memory Solutions, Inc. (“IMS”) filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware. The complaint alleges that a variety of our NAND products infringe eight U.S. patents and seeks damages, attorneys’ fees, and costs. Subsequently, six patents were invalidated or withdrawn, leaving two asserted patents in the District Court.

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

On May 4, 2020, Flash-Control, LLC (“Flash-Control”) filed a patent infringement action against Micron in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by unspecified DDR4 SDRAM, NVRDIMM, NVDIMM, 3D XPointTM, and/or SSD products that incorporate memory controllers and flash memory. The complaint seeks damages, attorneys’ fees, and costs.

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
14 | 2021 Q1 10-Q

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

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purports to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file an amended complaint.

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

Securities Matter

On March 5, 2019, a derivative complaint was filed by a shareholder against certain current and former officers and directors of Micron, allegedly on behalf of and for the benefit of Micron, in the U.S. District Court for the District of Delaware alleging securities fraud, breaches of fiduciary duties, and other violations of law involving misrepresentations about purported anticompetitive behavior in the DRAM industry. The complaint seeks damages, fees, interest, costs, and other appropriate relief.

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

On June 13, 2019, current Micron employee, Chris Manning, filed a putative class action lawsuit on behalf of Micron employees subject to the Idaho Wage Claim Act who earned a performance-based bonus after the conclusion of 2018 whose performance rating was calculated based upon a mandatory percentage distribution range of performance ratings. On July 12, 2019, Manning and three other Company employees filed an amended complaint as putative class action representatives. On behalf of themselves and the putative class, Manning and the three other plaintiffs assert claims for violation of the Idaho Wage Claim Act, breach of contract, breach of the covenant of good faith and fair dealing, and fraud. On June 24, 2020, the court entered judgment in favor of Micron based on the statute of limitations, and the plaintiffs filed a notice of appeal on July 23, 2020.

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

On July 13, 2015, Allied Telesis, Inc. and Allied Telesis International (Asia) Pte Ltd. filed a complaint against Micron in the Superior Court of California in Santa Clara alleging breach of implied and express warranties and fraudulent inducement to contract arising from plaintiffs’ purchase of certain allegedly defective DDR1 products between 2008 and 2010. Through subsequent amendments to the complaint, the plaintiffs substituted Allied Telesis K.K. as plaintiff, withdrew the warranty claims, and added claims of fraudulent concealment, negligent misrepresentation, negligence, and strict products liability. The plaintiff’s amended complaint seeks an unspecified award of damages, including punitive damages and lost profits. On September 3, 2020, the Superior Court granted summary judgment dismissing the claims for negligence and strict products liability and denied summary judgment as to the claims for negligent misrepresentation, fraudulent concealment, and fraudulent inducement to contract. No trial date has been set; however, trial is expected to occur in the first half of calendar 2021.

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

We are unable to predict the outcome of the patent matters, Qimonda matter, antitrust matters, securities matter, binding arbitration with Intel, or any other matters noted above, and cannot make a reasonable estimate of the potential loss or range of possible losses. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing, as well as the resolution of any other legal matter noted above, could have a material adverse effect on our business, results of operations, or financial condition.

16 | 2021 Q1 10-Q

We are currently a party to legal actions other than those described in this note arising from the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations, or financial condition.

Equity

Micron Shareholders’ Equity

Accumulated Other Comprehensive Income: Changes in accumulated other comprehensive income by component for the three months ended December 3, 2020 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 3, 2020	$45	$19	$8	$(1)	$71
Other comprehensive income before reclassifications	47	—	(2)	—	45
Amount reclassified out of accumulated other comprehensive income	(1)	—	—	—	(1)
Tax effects	(6)	—	1	—	(5)
Other comprehensive income (loss)	40	—	(1)	—	39
As of December 3, 2020	$85	$19	$7	$(1)	$110

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes) were as follows:

	December 3, 2020		September 3, 2020
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$6,701	$5,966	$6,710	$6,026
Convertible notes	939	132	634	131

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

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of December 3, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,618	$57	$(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,331	5	(3)
		$62	$(5)

As of September 3, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$1,845	$41	$(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,587	4	(1)
		$45	$(3)
(1)Included in receivables – other and other noncurrent assets.
(2)Included in accounts payable and accrued expenses – other and other noncurrent liabilities.

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

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures and manufacturing costs. We recognized gains of $47 million and $3 million for the first quarters of 2021 and 2020, respectively, in accumulated other comprehensive income from cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings was significant in the first quarters of 2021 or 2020. As of December 3, 2020, we expect to reclassify $60 million of pre-tax gains related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. For derivative instruments without hedge accounting designation, we recognized gains of $11 million and $5 million for the first quarters of 2021 and 2020, respectively.

18 | 2021 Q1 10-Q

Equity Plans

As of December 3, 2020, 71 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Three months ended	December 3, 2020	November 28, 2019

Restricted stock award shares granted	10	8
Weighted-average grant-date fair value per share	$50.78	$46.16

Stock-based Compensation Expense

Three months ended	December 3, 2020	November 28, 2019

Stock-based compensation expense by caption
Cost of goods sold	$41	$31
Selling, general, and administrative	27	22
Research and development	24	19
	$92	$72

Stock-based compensation expense by type of award
Restricted stock awards	$77	$57
Employee stock purchase plan	12	8
Stock options	3	7
	$92	$72

As of December 3, 2020, $891 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2025, resulting in a weighted-average period of 1.5 years.

Revenue and Customer Contract Liabilities

Revenue By Technology

Three months ended	December 3, 2020	November 28, 2019

DRAM	$4,056	$3,469
NAND	1,574	1,422
Other (primarily 3D XPoint memory and NOR)	143	253
	$5,773	$5,144
See “Segment and Other Information” for disclosure of disaggregated revenue by market segments.

Contract Liabilities

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. The following table presents contract liabilities:

As of	December 3, 2020	September 3, 2020

Contract liabilities from customer advances	$44	$40
Other contract liabilities	23	25
	$67	$65

Revenue recognized during the first quarter of 2021 from the ending balance of 2020 included $41 million from meeting performance obligations of other contract liabilities and shipments against customer advances.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend, in some cases, beyond one year. As of December 3, 2020, we expect future revenue related to these longer-term contracts of approximately $413 million, of which approximately 87% relates to performance obligations and product shipments we expect to satisfy within the next 12 months and 13% beyond 12 months.

As of December 3, 2020 and September 3, 2020, other current liabilities included $480 million and $466 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Non-Operating Income (Expense), Net

Three months ended	December 3, 2020	November 28, 2019

Gain (loss) on debt prepayments, repurchases, and conversions	$—	$42
Other	13	4
	$13	$46

Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	December 3, 2020	November 28, 2019

Income before taxes	$841	$561
Income tax (provision) benefit	(51)	(55)
Effective tax rate	6.1%	9.8%

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $56 million (benefiting our diluted earnings per share by $0.05) for the first quarter of 2021 and were not significant to our tax provision for the first quarter of 2020.

As of December 3, 2020, gross unrecognized tax benefits were $415 million, substantially all of which would affect our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented.

20 | 2021 Q1 10-Q

Earnings Per Share

Three months ended	December 3, 2020	November 28, 2019

Net income attributable to Micron – Basic	$803	$491
Assumed conversion of debt	—	(4)
Net income attributable to Micron – Diluted	$803	$487

Weighted-average common shares outstanding – Basic	1,115	1,107
Dilutive effect of equity plans and convertible notes	20	22
Weighted-average common shares outstanding – Diluted	1,135	1,129

Earnings per share
Basic	$0.72	$0.44
Diluted	0.71	0.43

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 2 million and 6 million for the first quarters of 2021 and 2020, respectively.

Segment and Other Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit (“CNBU”): Includes memory products sold into client, cloud server, enterprise, graphics, and networking markets.
Mobile Business Unit (“MBU”): Includes memory and storage products sold into smartphone and other mobile-device markets.
Storage Business Unit (“SBU”): Includes SSDs and component-level solutions sold into enterprise and cloud, client, and consumer storage markets, and other discrete storage products sold in component and wafer form.
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

Three months ended	December 3, 2020	November 28, 2019

Revenue
CNBU	$2,546	$1,979
MBU	1,501	1,457
SBU	911	968
EBU	809	734
All Other	6	6
	$5,773	$5,144

Operating income (loss)
CNBU	$483	$401
MBU	370	295
SBU	4	(217)
EBU	116	113
All Other	—	2
	973	594

Unallocated
Stock-based compensation	(92)	(72)
Restructure and asset impairments	(8)	4
Other	(7)	(8)
	(107)	(76)

Operating income	$866	$518

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual report on Form 10-K for the year ended September 3, 2020. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contains 52 weeks and our fiscal 2020 contained 53 weeks. Our first quarters of 2020 and 2021 each contained 13 weeks and our fourth quarter of fiscal 2020 contained 14 weeks. All tabular dollar amounts are in millions, except per share amounts.

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

22 | 2021 Q1 10-Q

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities, and generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge line-width process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density. A significant portion of our revenues are from sales of managed NAND and SSD products, which incorporate NAND, a controller, and firmware. An increasing portion of our SSDs incorporate proprietary controllers and firmware that we have developed. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

We face intense competition in the semiconductor memory and storage markets and, to remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs. Our success is largely dependent on obtaining returns on our research and development (“R&D”) investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and return-driven capital spending.

Impact of COVID-19 on Our Business

Events surrounding the ongoing COVID-19 outbreak have resulted in a reduction in economic activity across the globe. The ultimate severity and duration of these economic repercussions, including any resulting impact on our business, remain largely unknown and ultimately will depend on many factors. As a result, we have experienced volatility in the markets that our products are sold into, driven by the move to a stay-at-home economy and fluctuations in consumer and business spending, which has affected demand for certain of our products. The ultimate extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines and other treatments for COVID-19 and new information that may emerge concerning the severity of COVID-19 and actions to contain and treat its impacts.

From the start of the COVID-19 outbreak, we proactively implemented preventative protocols intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. While all our global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates. We may be required to, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, and prospects, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

Our efforts to respond to the COVID-19 outbreak include the following:

•In locations experiencing continued community COVID-19 infections, we have prohibited onsite visitors and are generally requiring team members to work from home where possible. Where work from home is not possible, all on-site team members must complete health questionnaires, pass through thermal scanning equipment to ensure they do not have an elevated body temperature, wear a mask at all times while on site, and adhere to physical distancing requirements and team member separation protocols. We have also enhanced our contact tracing, significantly decreased business travel, and where possible, made ventilation and other health and safety enhancements at our facilities and provided COVID-19 testing for our team members.
•To respond to changing market conditions, we have shifted some supply from markets which have experienced declines in demand to markets that have experienced demand increases.
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

•We have evaluated all our construction projects across our global manufacturing operations and enacted protocols to enhance the safety of our team members, suppliers, and contractors.
•We have developed strategies and implemented measures to respond to a variety of potential economic scenarios, such as limitations on new hiring and business travel and reductions of discretionary spending.
•We are working with government authorities in the jurisdictions where we operate, and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations at our sites across the globe.

We believe these actions are appropriate and prudent to safeguard our team members, contractors, suppliers, customers, and communities, while allowing us to safely continue operations. We cannot predict how the steps we, our team members, government entities, suppliers, or customers take in response to the COVID-19 outbreak will ultimately impact our business, outlook, or results of operations.

Product Technologies

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

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in client, cloud server, enterprise, networking, graphics, industrial, and automotive markets. Low-power DRAM (“LPDRAM”) products, which are engineered to meet standards for performance and power consumption, are sold into smartphone and other mobile-device markets (including client markets for Chromebooks and notebook PCs), as well as into the automotive, industrial, and consumer markets.

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

24 | 2021 Q1 10-Q

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2021		2020		2020

Revenue	$5,773	100%	$6,056	100%	$5,144	100%
Cost of goods sold	4,037	70%	3,988	66%	3,778	73%
Gross margin	1,736	30%	2,068	34%	1,366	27%

Research and development	647	11%	630	10%	640	12%
Selling, general, and administrative	214	4%	231	4%	211	4%
Other operating (income) expense, net	9	—%	50	1%	(3)	—%
Operating income	866	15%	1,157	19%	518	10%

Interest income (expense), net	(38)	(1)%	(37)	(1)%	(3)	—%
Other non-operating income (expense), net	13	—%	5	—%	46	1%
Income tax (provision) benefit	(51)	(1)%	(136)	(2)%	(55)	(1)%
Equity in net income (loss) of equity method investees	13	—%	1	—%	2	—%
Net income attributable to noncontrolling interests	—	—%	(2)	—%	(17)	—%
Net income attributable to Micron	$803	14%	$988	16%	$491	10%

On August 17, 2020, the U.S. Bureau of Industry and Security (“BIS”) announced broad trade restrictions with respect to Huawei Technologies Co. Ltd. (“Huawei”) (which represented approximately 10% of our revenue in the fourth quarter of 2020 and 12% in 2019) that took effect on September 15, 2020 and currently prevent us from shipping products to Huawei. The effects of these restrictions are included in our consolidated and business unit results discussed below.

Total Revenue: Total revenue for the first quarter of 2021 decreased 5% as compared to the fourth quarter of 2020 primarily due to the additional week in the fourth quarter of 2020. In addition, declines in selling prices in the first quarter of 2021 were substantially offset by increases in NAND sales volumes due to higher production and market demand. Sales of DRAM products for the first quarter of 2021 decreased 7% as compared to the fourth quarter of 2020 as average selling prices declined by a mid-single-digit percent and bit shipments decreased by a low-single digit percent due primarily to the additional week in the fourth quarter of 2020. Sales of NAND products for the first quarter of 2021 increased 3% as compared to the fourth quarter of 2020 primarily due to a high-teens percent increase in bit shipments, despite the additional week in the fourth quarter of 2020, driven by higher sales of components and SSDs in consumer markets and of managed NAND products in mobile markets, partially offset by a low-teens percent decline in average selling prices.

Total revenue for the first quarter of 2021 increased 12% as compared to the first quarter of 2020 primarily due to increases in DRAM and NAND sales. Sales of DRAM products for the first quarter of 2021 increased 17% as compared to the first quarter of 2020 primarily due to growth in bit shipments in the low-20% range driven by graphics, client, and cloud server markets, partially offset by a low-single-digit percent decline in average selling prices. Sales of NAND products for the first quarter of 2021 increased 11% as compared to the first quarter of 2020 primarily due to increases in bit shipments in the low-20% range driven by higher sales to consumer and mobile markets, partially offset by an upper-single-digit percent decline in average selling prices.

Overall Gross Margin: Our overall gross margin percentage decreased to 30% for the first quarter of 2021 from 34% for the fourth quarter of 2020, primarily due to continuing declines in average selling prices. Our gross margins included the impact of underutilization costs at MTU of $113 million for the first quarter of 2021, $135 million for the fourth quarter of 2020, and $125 million for the first quarter of 2020. We expect underutilization costs at MTU to gradually decline through 2021 as we redeploy equipment and continue to right-size our capacity.

Our overall gross margin percentage increased to 30% for the first quarter of 2021 from 27% for the first quarter of 2020 primarily due to manufacturing cost reductions resulting from strong execution in delivering products featuring advanced technologies and from continuous improvement initiatives to reduce production costs, partially offset by declines in average selling prices.

At the beginning of the second quarter of 2021, we began using a first-in, first-out (“FIFO”) inventory accounting method as opposed to the moving average method that we used historically. Concurrently, at the beginning of the second quarter of 2021, we implemented changes in our inventory cost absorption processes. These changes are aligned with general industry practice and result in a better, more accurate measure of inventories and cost of goods sold. These changes will accelerate the recognition of certain costs, and as a result, we expect a one-time increase to cost of goods sold of approximately $300 million in the second quarter of 2021.

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2021		2020		2020

CNBU	$2,546	44%	$3,020	50%	$1,979	38%
MBU	1,501	26%	1,462	24%	1,457	28%
SBU	911	16%	913	15%	968	19%
EBU	809	14%	654	11%	734	14%
All Other	6	—%	7	—%	6	—%
	$5,773		$6,056		$5,144
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the first quarter of 2021 as compared to the fourth quarter of 2020 were as follows:

•CNBU revenue decreased 16% primarily due to declines in sales to cloud and enterprise markets and DRAM price declines, partially offset by growth in sales to the graphics and client markets.
•MBU revenue increased 3% primarily due to increases in bit sales of high-value mobile MCP products driven by demand growth in smartphone markets despite declines in Huawei sales, partially offset by price declines.
•SBU revenue was substantially unchanged as strong growth in bit sales driven by consumer markets was offset by price declines.
•EBU revenue increased 24% primarily due to bit shipment increases driven by strong demand growth in automotive as demand growth recovered from pandemic related shutdowns and growth in consumer markets.

Changes in revenue for each business unit for the first quarter of 2021 as compared to the first quarter of 2020 were as follows:

•CNBU revenue increased 29% primarily due to bit sales growth across key markets, particularly in client, graphics, and cloud server markets. In addition, in the second quarter of 2020, we determined that the 3D XPoint technology and product roadmap are more closely aligned with our CNBU strategy than our SBU strategy and 3D XPoint became an integral part of CNBU. Accordingly, we began to report all 3D XPoint activities within CNBU from that date.
•MBU revenue increased 3% primarily due to bit sales growth for high-value mobile MCP products partially offset by price declines.
•SBU revenue decreased 6% primarily due to the decline in 3D XPoint revenue in SBU after the first quarter of 2020 as noted above, partially offset by bit sales growth for NAND products driven by consumer markets.
•EBU revenue increased 10% primarily due to bit sales growth in consumer and automotive markets from transitions to an increasing mix of high-density DRAM and NAND products partially offset by price declines.
26 | 2021 Q1 10-Q

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2021		2020		2020

CNBU	$483	19%	$878	29%	$401	20%
MBU	370	25%	301	21%	295	20%
SBU	4	—%	78	9%	(217)	(22)%
EBU	116	14%	45	7%	113	15%
All Other	—	—%	—	—%	2	33%
	$973		$1,302		$594
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the first quarter of 2021 as compared to the fourth quarter of 2020 were as follows:

•CNBU operating income decreased primarily due to declines in bit shipments and DRAM pricing.
•MBU operating income increased primarily due to manufacturing cost reductions partially offset by declines in low-power DRAM and NAND pricing.
•SBU operating income decreased primarily due to declines in NAND selling prices.
•EBU operating income increased primarily due to increases in sales volumes to automotive and consumer markets and lower R&D costs.

Changes in operating income or loss for each business unit for the first quarter of 2021 as compared to the first quarter of 2020 were as follows:

•CNBU operating income increased primarily due to increases in bit shipments and cost reductions, partially offset by CNBU MTU underutilization costs related to 3D XPoint in the first quarter of 2021 not present in the first quarter of 2020, and higher R&D costs.
•MBU operating income increased primarily due to increases in sales of high-value MCP products and manufacturing cost reductions for low-power DRAM, partially offset by declines in low-power DRAM and NAND pricing.
•SBU operating margin improved primarily due to SBU 3D XPoint underutilization costs in the first quarter of 2020 not present in the first quarter of 2021, manufacturing cost reductions, and increases in sales volumes.
•EBU operating income was substantially unchanged as declines in pricing were offset by increases in sales volumes, NAND cost reductions, and lower R&D costs.

Operating Expenses and Other

Research and Development: R&D expenses vary primarily with the number of development and pre-qualification wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through reviews and tests for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualification.

R&D expenses for the first quarter of 2021 were 3% higher as compared to the fourth quarter of 2020 primarily due to increases in employee compensation, partially offset by the additional week in the fourth quarter of 2020. R&D expenses for the first quarter of 2021 were relatively unchanged as compared to the first quarter of 2020 as increases in employee compensation and depreciation expense resulting from higher capital spending were substantially offset by reductions in volumes of development and pre-qualification wafers.

Selling, General, and Administrative: SG&A expenses for the first quarter of 2021 were 7% lower as compared to the fourth quarter of 2020 primarily due to higher charitable contributions in the fourth quarter of 2020 and the additional week in the fourth quarter of 2020, partially offset by increases in employee compensation. SG&A expenses for the first quarter of 2021 were relatively unchanged as compared to the first quarter of 2020.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2021	2020	2020

Income before taxes	$841	$1,125	$561
Income tax (provision) benefit	(51)	(136)	(55)
Effective tax rate	6.1%	12.1%	9.8%

Our effective tax rate for the first quarter of 2021 decreased as compared to the fourth and first quarters of 2020 primarily as a result of the geographic mix of our earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $56 million (benefiting our diluted earnings per share by $0.05) for the first quarter of 2021, by $137 million ($0.12 per diluted share) for the fourth quarter of 2020, and were not significant to our tax provision for the first quarter of 2020.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”

Other: Interest expense and interest income for the first quarter of 2021 were relatively unchanged as compared to the fourth quarter of 2020.

Interest expense for the first quarter of 2021 was relatively unchanged as compared to the first quarter of 2020. Interest income for the first quarter of 2021 decreased 77% as compared to the first quarter of 2020 as a result of decreases in interest rates.

Further discussion of other operating and non-operating income and expenses can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans,” and “– Other Non-Operating Income (Expense), Net.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of December 3, 2020, $2.50 billion was available to draw under our Revolving Credit Facility. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2021 for property, plant, and equipment, net of partner contributions, to be approximately $9 billion, focused on technology transitions and product enablement, and expect the timing of our capital expenditures to be more heavily weighted toward the first half of 2021. Actual amounts for 2021 will vary depending on market conditions. As of December 3, 2020, we had purchase obligations of approximately $2.6 billion for the acquisition of property, plant, and equipment, of which approximately $2.4 billion is expected to be paid within one year.

28 | 2021 Q1 10-Q

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to a Rule 10b5-1 trading plan. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through December 3, 2020, we had repurchased an aggregate of $2.84 billion of the authorized amount.

Cash and marketable investments totaled $8.30 billion as of December 3, 2020 and $9.19 billion as of September 3, 2020. Our investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of December 3, 2020, $2.41 billion of our cash and marketable investments was held by our foreign subsidiaries.

Cash Flows:

	First Quarter
	2021	2020

Net cash provided by operating activities	$1,967	$2,011
Net cash provided by (used for) investing activities	(3,418)	(1,189)
Net cash provided by (used for) financing activities	(214)	(992)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	27	(14)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,638)	$(184)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. Cash provided by operating activities for the first quarter of 2021 was relatively unchanged as compared to the first quarter of 2020.

Investing Activities: For the first quarter of 2021, net cash used for investing activities consisted primarily of $2.69 billion of expenditures for property, plant, and equipment (net of partner contributions) and $741 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

For the first quarter of 2020, net cash used for investing activities consisted primarily of $1.93 billion of expenditures for property, plant, and equipment (net of partner contributions) partially offset by $744 million of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first quarter of 2021, net cash used for financing activities consisted primarily of $97 million for payments on equipment purchase contracts and $84 million for repayments of debt.

For the first quarter of 2020, net cash used for financing activities consisted primarily of $1.42 billion of cash payments to reduce our debt, including $621 million for IMFT Member Debt repayments, $534 million to prepay the 2025 Notes, $196 million to settle conversions of notes, and $64 million for scheduled repayment of finance leases; $744 million for the acquisition of noncontrolling interest in IMFT; and $50 million for the acquisition of 1 million shares of treasury stock under our $10 billion share repurchase authorization. Cash used for financing activities was partially offset by net proceeds of $1.25 billion from borrowing the 2024 Term Loan A.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

Potential Settlement Obligations of Convertible Notes: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – 2032D Convertible Senior Notes.”

Contractual Obligations: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and – Debt.”

Recently Adopted Accounting Standards

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards.”

Recently Issued Accounting Standards

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. For further discussion about market risk and sensitivity analysis related to changes in currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 3, 2020.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the first quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 3, 2020 and “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” herein.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-Q, this section discusses important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.
30 | 2021 Q1 10-Q

Any of these factors could have a material adverse effect on our business, results of operations, financial condition, or stock price. Our operations could also be affected by other factors that are presently unknown to us or not considered significant.

Risk Factor Summary

Risks Related to Our Business, Operations, and Industry
•the effects of the COVID-19 outbreak;
•volatility in average selling prices of our products;
•our ability to maintain or improve gross margins;
•the highly competitive nature of our industry;
•our ability to develop and produce new memory and storage technologies, products, and markets;
•dependency on specific customers, concentration of revenue with a select number of customers, and customers who are located internationally;
•our international operations;
•limited availability and quality of materials, supplies, and capital equipment, and dependency on third-party service providers;
•products that fail to meet specifications, are defective, or incompatible with end uses;
•disruptions to our manufacturing processes;
•breaches of our security systems or those of our customers, suppliers, or business partners;
•attracting, retaining, and motivating highly skilled employees;
•achieving or maintaining certain performance obligations associated with incentives from various governments;
•future acquisitions and/or alliances;
•restructure charges;
•customer responsible sourcing requirements and related regulations; and
•a downturn in the world-wide economy.

Risks Related to Intellectual Property and Litigation
•protecting our intellectual property and retaining key employees who are knowledgeable of and develop our intellectual property;
•legal proceedings and claims;
•allegations of anticompetitive conduct;
•risks associated with our former IMFT joint venture with Intel;
•claims that our products or manufacturing processes infringe or otherwise violate the intellectual property rights of others or failure to obtain or renew license agreements covering such intellectual property; and
•alleged patent infringement complaints in Chinese courts.

Risks Related to Laws and Regulations
•tariffs, trade restrictions, and/or trade regulations;
•tax expense and tax laws in key jurisdictions; and
•laws, regulations, or industry standards.

Risks Related to Capitalization and Financial Markets
•our ability to generate sufficient cash flows or obtain access to external financing;
•our debt obligations;
•changes in foreign currency exchange rates;
•counterparty default risk;
•volatility in the trading price of our common stock; and
•fluctuations in the amount and timing of our common stock repurchases and resulting impacts.

Risks Related to Our Business, Operations, and Industry

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
◦increased costs resulting from our efforts to mitigate the impact of COVID-19 through physical distancing measures, working from home, upgrades to our sites, COVID-19 testing, enhanced cleaning measures, and the increased use of personal protective equipment at our sites;
◦increased costs for, or unavailability of, transportation, raw materials, or other inputs necessary for the operation of our business;
◦reductions in, or cessation of. operations at any site or in any jurisdiction resulting from government restrictions on movement and/or business operations or our failure to prevent and/or adequately mitigate spread of COVID-19 at one or more of our sites;
◦our inability to continue or resume construction projects due to delays in obtaining materials, equipment, labor, engineering services, government permits, or any other essential aspect of projects, which could impact our ability to introduce new technologies, reduce costs, or meet customer demand;
◦disruptions to our supply chain in connection with the sourcing and transportation of materials, equipment and engineering support, and services from or in geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19; and
•Deterioration of worldwide credit and financial markets that could: limit our ability to obtain external financing to fund our operations and capital expenditures; result in losses on our holdings of cash and investments due to failures of financial institutions and other parties; or result in a higher rate of losses on our accounts receivables due to credit defaults.

While certain COVID-19 vaccines have recently been approved and have become available for use in the United States and certain other countries, we are unable to predict when those vaccines will become widely available, how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19, and when or if normal economic activity and business operations will resume.

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
32 | 2021 Q1 10-Q

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

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, our ramp of emerging technologies, declining selling prices, and changes in supply agreements. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and corresponding increases in our per gigabit manufacturing costs may adversely affect our gross margins, business, results of operations, or financial condition.

In addition, per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers’ demand. Consequently, we may incur charges in connection with obsolete or excess inventories, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Samsung Electronics Co., Ltd.; SK Hynix Inc.; Kioxia Holdings Corporation; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio. In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China’s stated national policy objectives. In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies. Some of our competitors may use aggressive pricing to obtain market share or take business of our key customers.

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

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. Meaningful change in the inventory strategy of our customers, particularly those in China, could impact our industry bit demand growth outlook. The loss of, or restrictions on our ability to sell to, one or more of our major customers, such as those relating to Huawei described herein, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

In 2020, 52% of our revenue was from sales to customers who have headquarters located outside the United States. We ship our products to the locations specified by our customers. Customers with global supply chains and
34 | 2021 Q1 10-Q

operations may request we deliver products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses. As a result, 88% of our revenue in 2020 was from products shipped to customer locations outside the United States.

A substantial portion of our operations are conducted in Taiwan, Singapore, Japan, China, Malaysia, and India, and many of our customers, suppliers, and vendors also operate internationally. Our operations, and the global supply chain of the technology industry, are subject to a number of risks, including the effects of actions and policies of various governments across our global operations and supply chain. For example, political, economic, or other actions from China could impact Taiwan and its economy, and may adversely affect our operations in Taiwan, our customers, and the technology industry supply chain. In addition, the U.S. government has in the past restricted American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even when such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose while complying with such restrictions.

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

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials and services that meet our standards and, in some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times have occurred in the past and may occur from time to time in the future. Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers used in a number of our products and with outsourced semiconductor assembly and test providers, contract manufacturers, logistic carriers, and other service providers. Although we have certain long-term contracts with some of our third-party service providers, most of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our third-party service providers over a specific time period or for any specific quantity, our service providers may allocate capacity to their other customers. Accordingly, capacity for our products may not be available when we need it or at reasonable prices.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals available primarily from China. Trade disputes or other political conditions, economic conditions, or public health issues, such as COVID-19, may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

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
36 | 2021 Q1 10-Q

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

We and our subcontractors manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We and our subcontractors maintain operations and continuously implement new product and process technology at manufacturing facilities, which are widely dispersed in multiple locations in several countries including the United States, Singapore, Taiwan, Japan, Malaysia, and China. As a result of the necessary interdependence within our network of manufacturing facilities, an operational disruption at one of our or a subcontractor’s facilities may have a disproportionate impact on our ability to produce many of our products.

From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes or tsunamis, that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. Additionally, other events including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, in 2020, the government of Malaysia announced measures to restrict movement in that country in an effort to suppress the number of COVID-19 cases. Those restrictions temporarily limited our ability to fully operate our manufacturing facilities in that country. The events noted above have occurred from time to time in the past and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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
38 | 2021 Q1 10-Q

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

We may incur restructure charges in future periods.

From time to time, we have, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations; respond to changes in business conditions, our markets, or product offerings; or to centralize certain key functions. We may not realize expected savings or other benefits from our restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

Compliance with customer responsible sourcing requirements and related regulations could limit the supply and increase the cost of certain materials, supplies, and services used in manufacturing our products.

Many of our customers have adopted responsible sourcing programs that require us to periodically report on our supply chain and responsible sourcing efforts to ensure we source the materials, supplies, and services we use and incorporate into the products we sell in a manner that is consistent with their programs. Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our products meet the specifications of their responsible sourcing programs. Meeting customer requirements may limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. This may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing SEC regulations impose supply chain due diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo and finance or benefit local armed groups. These conflict minerals are commonly found in materials used in the manufacture of semiconductors.

Our inability to comply with customers’ requirements for responsible sourcing or with related regulations could have a material adverse effect on our business, results of operations, or financial condition.

A downturn in the worldwide economy may harm our business.

The health crisis caused by COVID-19 has adversely affected economic conditions and caused a downturn in the worldwide economy. Downturns in the worldwide economy have harmed our business in the past and the current downturn has adversely affected our business. As a result, demand for certain of our products used in smartphones, consumer electronics, and automotive, has been volatile. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. If these adverse conditions persist or worsen, we could experience additional reduction in demand for our products and/or devices that incorporate our products. Future downturns could also adversely affect our business. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

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

Risks Related to Intellectual Property and Litigation

We may be unable to protect our intellectual property or retain key employees who are knowledgeable of and develop our intellectual property.

We maintain a system of controls over our intellectual property, including U.S. and foreign patents, trademarks, copyrights, trade secrets, licensing arrangements, confidentiality procedures, non-disclosure agreements with
40 | 2021 Q1 10-Q

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. See “Part II. Other Information – Item 1. Legal Proceedings.” Any claim, with or without merit, could result in significant legal fees that could negatively impact our financial results, disrupt our operations, and require significant attention from our management. We could be subject to litigation or arbitration disputes arising from our relationships with vendors or customers, supply agreements, or contractual obligations with our subcontractors or business partners. We may also be associated with and subject to litigation arising from the actions of our vendors, subcontractors, or business partners. We may also be subject to litigation or claims as a result of our indemnification obligations, including obligations to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, trademarks, copyrights, or trade secrets. We may also be subject to claims or litigation arising from the terms of our product warranties or from product liability claims. As we continue to focus on developing system solutions with manufacturers of consumer products, including autonomous driving, augmented reality, and others, we may be exposed to greater potential for personal liability claims against us as a result of consumers’ use of those products. We, our officers, or our directors could also be subject to claims of alleged violations of securities laws. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. Exposures to various legal proceedings and claims could lead to significant costs and expenses as we defend claims, are required to pay damage awards, or enter into settlement agreements, any of which could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to allegations of anticompetitive conduct.

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purports to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserts claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and seeks treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file an amended complaint.

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

We are unable to predict the outcome of these matters and cannot make a reasonable estimate of the potential loss or range of possible losses. The final resolution of these matters could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.”

We face risks associated with our former IMFT joint venture with Intel.

On October 31, 2019, we purchased Intel’s noncontrolling interest in the IMFT joint venture, now known as MTU. Our acquisition involves risks including, but not limited to, continued underutilization of the MTU facility. We also face risks from our arbitration proceeding with Intel, in which we and Intel have made claims against each other for damages relating to the joint venture. For information regarding the arbitration proceeding, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.” The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

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

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.”

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

42 | 2021 Q1 10-Q

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

We are unable to predict the outcome of these assertions of infringement made against us and cannot make a reasonable estimate of the potential loss or range of possible losses. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our operations in China, products, and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.”

The acquisition of our ownership interest in Inotera from Qimonda AG (“Qimonda”) has been challenged by the administrator of the insolvency proceedings for Qimonda.

In January 2011, Dr. Michael Jaffé, administrator for Qimonda’s insolvency proceedings, filed suit against Micron and Micron Semiconductor B.V. (“Micron B.V.”), in the District Court of Munich, Civil Chamber. The complaint seeks to void a share purchase agreement between Micron B.V. and Qimonda signed in 2008, pursuant to which Micron B.V. purchased substantially all of Qimonda’s shares of Inotera, representing approximately 18% of Inotera’s outstanding shares at that time, and seeks an order requiring us to re-transfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” for further information regarding the matter.

We are unable to predict the outcome of the matter and cannot make a reasonable estimate of the potential loss or range of possible losses. The final resolution of this lawsuit could result in the loss of the Inotera shares or monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Laws and Regulations

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

International trade disputes have led, and may continue to lead, to new and increasing trade barriers and other protectionist measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers.

Escalating tensions between the United States and China have led to increased trade restrictions and have affected customer ordering patterns. For example, the BIS has recently enacted increasingly broad trade restrictions with respect to Huawei (which represented approximately 10% of our revenue in the fourth quarter of 2020 and 12% in 2019), culminating with restrictions that took effect on September 15, 2020 and that currently prevent us and many other companies from shipping products to Huawei. We cannot predict the duration these restrictions will remain in place, whether the BIS will grant us or others licenses to ship products to Huawei, or whether the BIS or other U.S. or foreign government entities will enact similar restrictions with respect to other customers, markets, or products. We may not be able to replace the lost revenue opportunities associated with such restrictions.

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
44 | 2021 Q1 10-Q

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

We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of the Tax Cuts and Jobs Act enacted in December 2017 by the United States. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, and President-Elect Biden’s campaign proposals included increasing the U.S. corporate income tax rate from 21% to 28%. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

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

Risks Related to Capitalization and Financial Markets

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

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us or at all. We have experienced volatility in our cash flows and operating results and may continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of future borrowings and make it difficult for us to obtain financing on terms acceptable to us or at all. In addition, if our credit rating declines below a certain level, our credit facility will be required to become secured by certain of our assets, which may limit the amount or increase the cost of future financings. There can be no assurance that we will be able to generate sufficient cash flows, access capital or credit markets, or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to restructure our capital structure, including the refinancing of existing debt. As of December 3, 2020, we had debt with a carrying value of $6.63 billion. As of December 3, 2020, $2.50 billion of our Revolving Credit Facility was available to us. As of December 3, 2020, the conversion value in excess of principal of our convertible notes was $802 million, based on the trading price of our common stock of $69.90 per share on such date.

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
46 | 2021 Q1 10-Q

•continue to dilute our earnings per share as a result of the conversion provisions in our convertible notes; and
•require us to continue to pay cash amounts substantially in excess of the principal amounts upon settlement of our convertible notes to minimize dilution of our earnings per share.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In 2019, we suspended the security interest in the collateral under our credit facility; however, if our corporate credit rating were to decline below a certain level, the security interest would be automatically reinstated, which may limit the amount or increase the cost of future financings. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial estimates by us or financial estimates and ratings by securities analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, and broad market and industry fluctuations. For these reasons, investors should not rely on recent or historical trends to predict future trading prices of our common stock, financial condition, results of operations, or cash flows. Investors in our common stock may not realize any return on their investment in us and may lose some or all of their investment. Volatility in the trading price of our common stock could also result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will fully consummate our share repurchase authorization, or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 66.4 million shares for $2.66 billion in 2019, 3.6 million shares for $176 million in 2020, and did not repurchase any shares in the first quarter of 2021. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended December 3, 2020, we did not repurchase common stock under the authorization and as of December 3, 2020, $7.16 billion of the authorization remained available for the repurchase of common stock.

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan.
48 | 2021 Q1 10-Q

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

Micron Technology, Inc.
(Registrant)

Date:	January 8, 2021	By:	/s/ David A. Zinsner
David A. Zinsner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

50 | 2021 Q1 10-Q