Form 10-Q
period 2021-03-04
MICRON TECHNOLOGY INC
filed 2021-04-01
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-10658
Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware		75-1618004
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
8000 S. Federal Way, Boise, Idaho		83716-9632
(Address of principal executive offices)		(Zip Code)
(Registrant’s telephone number, including area code)		(208) 368-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	MU	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.				Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).				Yes	☒	No	☐
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
The number of outstanding shares of the registrant’s common stock as of March 25, 2021 was 1,121,415,561.

Micron Corporate Profile

Founded on October 5, 1978

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

Our Commitment
*Based on Gartner Market Share: Semiconductors by End Market, Worldwide, 2019 (April 2020), excluding IP/software revenue **Micron data as of September 3, 2020.
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
DRAM | NAND | NOR | Solid-State Drives High Bandwidth Memory (HBM) | Multichip Packages
Connect with us on micron.com
© 2021 Micron Technology, Inc. Micron, the Micron orbit logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 03/21 CCMMD-1707390403-3712

Definitions of Commonly Used Terms
As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due 2023	GDDR	Graphics Double Data Rate
2024 Notes	4.640% Senior Notes due 2024	IMFT	IM Flash Technologies, LLC
2024 Term Loan A	Senior Term Loan A due 2024	Inotera	Inotera Memories, Inc.
2025 Notes	5.500% Senior Notes due 2025	Intel	Intel Corporation
2026 Notes	4.975% Senior Notes due 2026	MCP	Multi-Chip Package
2027 Notes	4.185% Senior Notes due 2027	Micron	Micron Technology, Inc. (Parent Company)
2029 Notes	5.327% Senior Notes due 2029	MMJ	Micron Memory Japan, G.K.
2030 Notes	4.663% Senior Notes due 2030	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due July 2023
2032D Notes	3.125% Convertible Senior Notes due 2032	SSD	Solid State Drive
DDR	Double Data Rate

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence and 5G applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

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

Forward-Looking Statements
This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the impact of coronavirus disease 2019 (“COVID-19”) to our business; the planned sale of our facility located in Lehi, Utah, and effect on depreciation expense; the sufficiency of our cash and investments; and capital spending in 2021. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”
2 | 2021 Q2 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Revenue	$6,236	$4,797	$12,009	$9,941
Cost of goods sold	4,587	3,442	8,624	7,220
Gross margin	1,649	1,355	3,385	2,721

Research and development	641	681	1,288	1,321
Selling, general, and administrative	214	223	428	434
Other operating (income) expense, net	131	11	140	8
Operating income	663	440	1,529	958

Interest income	10	34	20	78
Interest expense	(42)	(46)	(90)	(93)
Other non-operating income (expense), net	4	(1)	17	45
	635	427	1,476	988

Income tax (provision) benefit	(48)	(21)	(99)	(76)
Equity in net income (loss) of equity method investees	16	1	29	3
Net income	603	407	1,406	915

Net income attributable to noncontrolling interests	—	(2)	—	(19)
Net income attributable to Micron	$603	$405	$1,406	$896

Earnings per share
Basic	$0.54	$0.37	$1.26	$0.81
Diluted	0.53	0.36	1.23	0.79

Number of shares used in per share calculations
Basic	1,120	1,111	1,118	1,109
Diluted	1,144	1,133	1,139	1,131

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Net income	$603	$407	$1,406	$915

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(28)	(18)	12	(15)
Gains (losses) on investments	(3)	3	(4)	(2)
Pension liability adjustments	1	—	1	(1)
Cumulative translation adjustments	1	—	1	—
Other comprehensive income (loss)	(29)	(15)	10	(18)
Total comprehensive income	574	392	1,416	897
Comprehensive income attributable to noncontrolling interests	—	(2)	—	(19)
Comprehensive income attributable to Micron	$574	$390	$1,416	$878

See accompanying notes to consolidated financial statements.
4 | 2021 Q2 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	March 4, 2021	September 3, 2020

Assets
Cash and equivalents	$6,507	$7,624
Short-term investments	677	518
Receivables	3,353	3,912
Inventories	4,743	5,373
Assets held for sale	1,461	—
Other current assets	538	538
Total current assets	17,279	17,965
Long-term marketable investments	1,316	1,048
Property, plant, and equipment	31,848	31,031
Operating lease right-of-use assets	575	584
Intangible assets	342	334
Deferred tax assets	726	707
Goodwill	1,228	1,228
Other noncurrent assets	821	781
Total assets	$54,135	$53,678

Liabilities and equity
Accounts payable and accrued expenses	$4,550	$5,817
Current debt	323	270
Other current liabilities	560	548
Total current liabilities	5,433	6,635
Long-term debt	6,298	6,373
Noncurrent operating lease liabilities	528	533
Noncurrent unearned government incentives	661	643
Other noncurrent liabilities	552	498
Total liabilities	13,472	14,682

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,202 shares issued and 1,121 outstanding (1,194 shares issued and 1,113 outstanding as of September 3, 2020)	120	119
Additional capital	9,234	8,917
Retained earnings	34,723	33,384
Treasury stock, 81 shares held (81 shares held as of September 3, 2020)	(3,495)	(3,495)
Accumulated other comprehensive income (loss)	81	71
Total equity	40,663	38,996
Total liabilities and equity	$54,135	$53,678

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996
Net income	—	—	—	803	—	—	803
Other comprehensive income (loss), net	—	—	—	—	—	39	39
Stock issued under stock plans	5	1	33	—	—	—	34
Stock-based compensation expense	—	—	92	—	—	—	92
Repurchase of stock	(1)	—	(8)	(49)	—	—	(57)
Balance at December 3, 2020	1,198	$120	$9,034	$34,138	$(3,495)	$110	$39,907
Net income	—	—	—	603	—	—	603
Other comprehensive income (loss), net	—	—	—	—	—	(29)	(29)
Stock issued under stock plans	4	—	105	—	—	—	105
Stock-based compensation expense	—	—	97	—	—	—	97
Repurchase of stock	—	—	(2)	(18)	—	—	(20)
Balance at March 4, 2021	1,202	$120	$9,234	$34,723	$(3,495)	$81	$40,663

See accompanying notes to consolidated financial statements.
6 | 2021 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income	—	—	—	491	—	—	491	15	506
Other comprehensive income (loss), net	—	—	—	—	—	(3)	(3)	—	(3)
Stock issued under stock plans	3	1	31	—	—	—	32	—	32
Stock-based compensation expense	—	—	72	—	—	—	72	—	72
Repurchase of stock	—	—	(6)	(34)	(50)	—	(90)	—	(90)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(904)	(781)
Cash settlement of convertible notes	—	—	(6)	—	—	—	(6)	—	(6)
Balance at November 28, 2019	1,185	$119	$8,428	$31,218	$(3,271)	$6	$36,500	$—	$36,500
Net income	—	—	—	405	—	—	405	—	405
Other comprehensive income (loss), net	—	—	—	—	—	(15)	(15)	—	(15)
Stock issued under stock plans	7	—	121	—	—	—	121	—	121
Stock-based compensation expense	—	—	85	—	—	—	85	—	85
Repurchase of stock	(1)	—	(4)	(21)	(45)	—	(70)	—	(70)
Settlement of capped calls	—	—	98	—	(98)	—	—	—	—
Cash settlement of convertible notes	—	—	(3)	—	—	—	(3)	—	(3)
Balance at February 27, 2020	1,191	$119	$8,725	$31,602	$(3,414)	$(9)	$37,023	$—	$37,023

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six months ended	March 4, 2021	February 27, 2020

Cash flows from operating activities
Net income	$1,406	$915
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	3,036	2,661
Amortization of debt discount and other costs	15	16
Stock-based compensation	189	157
(Gain) loss on debt prepayments, repurchases, and conversions	—	(42)
Change in operating assets and liabilities
Receivables	533	104
Inventories	629	(69)
Accounts payable and accrued expenses	(777)	257
Deferred income taxes, net	(11)	38
Other	4	(25)
Net cash provided by operating activities	5,024	4,012

Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,756)	(3,999)
Purchases of available-for-sale securities	(1,349)	(566)
Proceeds from maturities of available-for-sale securities	746	523
Proceeds from sales of available-for-sale securities	178	1,059
Proceeds from government incentives	176	105
Other	31	(21)
Net cash provided by (used for) investing activities	(5,974)	(2,899)

Cash flows from financing activities
Payments on equipment purchase contracts	(123)	(29)
Repayments of debt	(103)	(1,676)
Acquisition of noncontrolling interest in IMFT	—	(744)
Proceeds from issuance of debt	—	1,250
Other	17	(8)
Net cash provided by (used for) financing activities	(209)	(1,207)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	43	(14)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,116)	(108)
Cash, cash equivalents, and restricted cash at beginning of period	7,690	7,279
Cash, cash equivalents, and restricted cash at end of period	$6,574	$7,171

See accompanying notes to consolidated financial statements.
8 | 2021 Q2 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 3, 2020. Except for the significant accounting policy associated with inventories as discussed below, there have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended September 3, 2020.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 3, 2020, except for changes in accounting and presentation of inventories. See “Inventories” below for changes to our significant accounting policies, and the “Inventories” note for additional information.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contains 52 weeks and our fiscal 2020 contained 53 weeks. The first and second quarters of fiscal 2021 and 2020 each contained 13 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 3, 2020.

Through October 31, 2019, IMFT was a consolidated variable interest entity. We acquired Intel’s noncontrolling interest in IMFT on October 31, 2019, at which time IMFT became a wholly-owned subsidiary.

Inventories

Effective as of the beginning of the second quarter of 2021, we changed the method of inventory costing from average cost to first-in, first-out (“FIFO”). The difference between average cost and FIFO was not material to any previously reported financial statements. Therefore, we have recognized the cumulative effect of the change as a reduction of inventories and a charge to cost of goods sold of $133 million as of the beginning of the second quarter of 2021.

Inventories are stated at the lower of cost or net realizable value, with cost being determined on a FIFO basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. When net realizable value (which requires projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories) is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when inventories are actually sold. We review the major characteristics of product type and markets in determining the unit of account for which we perform the lower of average cost or net realizable value analysis and categorize all inventories (including DRAM, NAND, and other memory) as a single group. We remove amounts from inventory and charge such amounts to cost of goods sold on a FIFO basis.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU will be effective for us in the first quarter of 2023, with early adoption permitted beginning in the first quarter of 2022, and permits the use of either the modified retrospective or fully retrospective method of transition. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.

10 | 2021 Q2 10-Q

Cash and Investments

Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	March 4, 2021				September 3, 2020
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$3,747	$—	$—	$3,747	$3,996	$—	$—	$3,996
Level 1(2)
Money market funds	1,332	—	—	1,332	1,828	—	—	1,828
Level 2(3)
Certificates of deposit	1,409	50	—	1,459	1,740	10	2	1,752
Corporate bonds	—	268	797	1,065	3	266	592	861
Government securities	—	204	137	341	6	115	243	364
Asset-backed securities	—	43	382	425	1	31	211	243
Commercial paper	19	112	—	131	50	96	—	146
	6,507	$677	$1,316	$8,500	7,624	$518	$1,048	$9,190
Restricted cash(4)	67				66
Cash, cash equivalents, and restricted cash	$6,574				$7,690
(1)The maturities of long-term marketable securities range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of March 4, 2021 or September 3, 2020.
(4)Restricted cash is included in other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

Receivables

As of	March 4, 2021	September 3, 2020

Trade receivables	$3,007	$3,494
Income and other taxes	176	232
Other	170	186
	$3,353	$3,912

Inventories

As of	March 4, 2021	September 3, 2020

Finished goods	$736	$1,001
Work in process	3,527	3,854
Raw materials and supplies	480	518
	$4,743	$5,373

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. This change in accounting principle is preferable because in an environment with continuously changing production costs FIFO more closely matches the actual cost of goods sold with the revenues from sales of those specific units, better represents the actual cost of inventories remaining on hand at any period-end, and improves comparability with our semiconductor industry peers. The change to FIFO was not material to any prior periods, nor is the cumulative effect of $133 million material to the second quarter of 2021. As such, prior periods were not retrospectively adjusted, and the cumulative effect was reported as an increase to cost of goods sold for the second quarter of 2021 of $133 million, with an offsetting reduction to beginning inventories. This charge resulted in a corresponding reduction to operating income, a $128 million reduction to net income, and an $0.11 reduction to diluted earnings per share for the second quarter of 2021.

Beginning in the second quarter of 2021, we changed the classification of spare parts for equipment to better align with the manner in which they are used in operations. As a result, we now present spare parts as other current assets and no longer as a component of raw materials inventories. This reclassification was applied on a retrospective basis. As a result, $270 million of spare parts were presented in other current assets as of March 4, 2021, and we reclassified $234 million of spare parts from inventories to other current assets in the accompanying balance sheet as of September 3, 2020.

Assets Held for Sale

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPointTM at scale. Effective as of the end of the second quarter of 2021, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi, Utah, that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held-for-sale and ceased depreciating the assets. As of March 4, 2021, the significant balances of assets and liabilities classified as held-for-sale in connection with our Lehi facility included $1.44 billion of property, plant, and equipment included in assets held for sale and $51 million of a finance lease obligation included in current portion of long-term debt. We also recognized a charge of $49 million to cost of goods sold in the second quarter of 2021 to write down 3D XPoint inventory due to our decision to cease further development of this technology. We expect to reach an agreement for the sale of our Lehi facility within calendar year 2021.

12 | 2021 Q2 10-Q

Property, Plant, and Equipment

As of	March 4, 2021	September 3, 2020

Land	$279	$352
Buildings	12,819	13,981
Equipment(1)	48,649	48,525
Construction in progress(2)	2,058	1,600
Software	920	873
	64,725	65,331
Accumulated depreciation	(32,877)	(34,300)
	$31,848	$31,031
(1)Included costs related to equipment not placed into service of $2.27 billion as of March 4, 2021 and $1.63 billion as of September 3, 2020.
(2)Included building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	March 4, 2021		September 3, 2020
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$646	$(304)	$616	$(282)
Goodwill	1,228		1,228

In the first six months of 2021 and 2020, we capitalized $49 million and $30 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 11 years, respectively. Expected amortization expense is $40 million for the remainder of 2021, $64 million for 2022, $56 million for 2023, $50 million for 2024, and $29 million for 2025.

Leases

Short-term and variable lease expenses were not significant and are presented within operating lease costs in the table below. Sublease income was not significant for any period presented. The components of lease expense are presented below:

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Finance lease cost
Amortization of right-of-use assets	$17	$39	$33	$79
Interest on lease liabilities	5	5	10	11
Operating lease cost	27	24	54	48
	$49	$68	$97	$138

Other information related to our leases was as follows:

Six months ended	March 4, 2021	February 27, 2020

Cash flows used for operating activities
Finance leases	$11	$12
Operating leases(1)	53	(10)
Cash flows used for financing activities from financing leases	41	129
Noncash acquisitions of right-of-use assets
Finance leases	68	5
Operating leases	21	24
(1) Included $48 million of reimbursements received for tenant improvements for the six months ended February 27, 2020.

As of	March 4, 2021	September 3, 2020

Finance lease right-of-use assets (included in property, plant, and equipment and assets held for sale)	$461	$426
Weighted-average remaining lease term (in years)
Finance leases	5	5
Operating leases	7	7
Weighted-average discount rate
Finance leases	4.09%	4.51%
Operating leases	2.63%	2.67%

Maturities of lease liabilities existing as of March 4, 2021 were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2021	$48	$33
2022	98	73
2023	86	68
2024	61	60
2025	45	49
2026 and thereafter	286	415
Less imputed interest	(102)	(114)
	$522	$584

The table above excludes any lease liabilities for leases that have been executed but have not yet commenced. As of March 4, 2021, we had such lease liabilities relating to 1) operating lease payment obligations of $147 million for the initial 10-year lease term for a building, which may, at our election, be terminated after 3 years or extended for an additional 10 years, and 2) finance lease obligations of $807 million over a weighted-average period of 15 years for leases embedded in gas supply arrangements. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

14 | 2021 Q2 10-Q

Accounts Payable and Accrued Expenses

As of	March 4, 2021	September 3, 2020

Accounts payable	$1,628	$2,191
Property, plant, and equipment	1,884	2,374
Salaries, wages, and benefits	645	849
Income and other taxes	145	237
Other	248	166
	$4,550	$5,817

Debt

	March 4, 2021					September 3, 2020
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

Finance lease obligations	N/A	4.09%	$127	$395	$522	$76	$410	$486
2023 Notes	2.497%	2.64%	—	1,246	1,246	—	1,245	1,245
2024 Notes	4.640%	4.76%	—	598	598	—	598	598
2024 Term Loan A	1.370%	1.42%	62	1,124	1,186	62	1,186	1,248
2026 Notes	4.975%	5.07%	—	498	498	—	498	498
2027 Notes	4.185%	4.27%	—	896	896	—	895	895
2029 Notes	5.327%	5.40%	—	696	696	—	696	696
2030 Notes	4.663%	4.73%	—	845	845	—	845	845
2032D Notes	3.125%	6.33%	133	—	133	131	—	131
MMJ Creditor Payments	N/A	N/A	1	—	1	1	—	1
			$323	$6,298	$6,621	$270	$6,373	$6,643

Revolving Credit Facility

As of March 4, 2021, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Any amounts outstanding under the Revolving Credit Facility would mature in July 2023 and we may repay amounts borrowed any time without penalty. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.25% based on our current corporate credit rating and leverage ratio.

2032D Convertible Senior Notes

The closing price of our common stock exceeded 130% of the conversion price for the 2032D Notes for at least 20 trading days in the 30 consecutive trading days ended on March 31, 2021. As a result, the 2032D Notes are convertible by the holders through June 30, 2021. As of March 4, 2021, based on the $84.33 trading price of our common stock and the $9.98 conversion price, the aggregate conversion value of $1.13 billion exceeded the aggregate principal amount of $134 million by $995 million.

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

16 | 2021 Q2 10-Q

On May 4, 2020, Flash-Control, LLC filed a patent infringement action against Micron in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by unspecified DDR4 SDRAM, NVRDIMM, NVDIMM, 3D XPoint, and/or SSD products that incorporate memory controllers and flash memory. The complaint seeks damages, attorneys’ fees, and costs.

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

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda’s obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments had no immediate, enforceable effect and Micron, accordingly, has been able to continue to operate with full control of the Inotera Shares subject to further developments in the case. On April 17, 2014, Micron and Micron B.V. filed a notice of appeal with the German Appeals Court challenging the District Court’s decision. After opening briefs, the Appeals Court held a hearing on the matter on July 9, 2015, and thereafter appointed an independent expert to perform an evaluation of Dr. Jaffé’s claims that the amount Micron paid for Qimonda was less than fair market value. On January 25, 2018, the court-appointed expert issued a report concluding that the amount paid by Micron was within an acceptable fair-value range. The Appeals Court held a subsequent hearing on April 30, 2019, and on May 28, 2019, the Appeals Court remanded the case to the expert for supplemental expert opinion. On March 31, 2020, the expert presented a revised opinion to the Appeals Court which reaffirmed the earlier view that the amount paid by Micron was still within an acceptable range of fair value. On March 4, 2021, the Appeals Court issued an order setting forth a new legal view that whether the 2008 sale of Inotera Shares is voidable depends on the question whether, in October 2008, Qimonda had a restructuring plan in place, and whether Micron was aware of and reasonably relied on that restructuring plan sufficient to form a belief that Qimonda was not imminently illiquid. The Appeals Court has scheduled a procedural hearing for June 29, 2021 to discuss next steps.

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purported to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief.

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

On February 9, 2021, a derivative complaint was filed by a shareholder against Sanjay Mehrotra and other current and former directors of Micron, allegedly on behalf of and for the benefit of Micron, in the U.S. District Court for the District of Delaware alleging violations of securities laws, breaches of fiduciary duties, and other violations of law involving allegedly false and misleading statements about Micron’s commitment to diversity and progress in diversifying its workforce, executive leadership, and Board of Directors. The complaint seeks damages, fees, interest, costs, and an order requiring Micron to take various actions to allegedly improve its corporate governance and internal procedures.

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

18 | 2021 Q2 10-Q

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

On July 13, 2015, Allied Telesis, Inc. and Allied Telesis International (Asia) Pte Ltd. filed a complaint against Micron in the Superior Court of California in Santa Clara alleging breach of implied and express warranties and fraudulent inducement to contract arising from plaintiffs’ purchase of certain allegedly defective DDR1 products between 2008 and 2010. Through subsequent amendments to the complaint, the plaintiffs substituted Allied Telesis K.K. as plaintiff, withdrew the warranty claims, and added claims of fraudulent concealment, negligent misrepresentation, negligence, and strict products liability. The plaintiff’s amended complaint seeks an unspecified award of damages, including punitive damages and lost profits. On September 3, 2020, the Superior Court granted summary judgment dismissing the claims for negligence and strict products liability and denied summary judgment as to the claims for negligent misrepresentation, fraudulent concealment, and fraudulent inducement to contract. No trial date has been set; however, trial is expected to occur in the second half of calendar 2021.

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

We are unable to predict the outcome of the patent matters, Qimonda matter, antitrust matters, securities matters, binding arbitration with Intel, or any other matters noted above, and cannot make a reasonable estimate of the potential loss or range of possible losses. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing, as well as the resolution of any other legal matter noted above, could have a material adverse effect on our business, results of operations, or financial condition.

We are currently a party to legal actions other than those described in this note arising from the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations, or financial condition.

Equity

Micron Shareholders’ Equity

Accumulated Other Comprehensive Income: Changes in accumulated other comprehensive income by component for the six months ended March 4, 2021 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 3, 2020	$45	$19	$8	$(1)	$71
Other comprehensive income before reclassifications	17	2	(4)	1	16
Amount reclassified out of accumulated other comprehensive income	(10)	(1)	(1)	—	(12)
Tax effects	5	—	1	—	6
Other comprehensive income (loss)	12	1	(4)	1	10
As of March 4，2021	$57	$20	$4	$—	$81

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes) were as follows:

	March 4, 2021		September 3, 2020
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$6,565	$5,966	$6,710	$6,026
Convertible notes	1,125	133	634	131

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

Assets classified as held for sale are carried at the lower of fair value less cost to sell or carrying value. Significant judgments and assumptions are required to estimate their fair values. Actual selling prices could vary significantly from our estimated fair value and we could recognize losses in the event that the sales prices of assets classified as held for sale are lower than their carrying values.

20 | 2021 Q2 10-Q

Derivative Instruments

	Gross Notional Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of March 4, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,086	$28	$(36)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,121	2	(8)
		$30	$(44)

As of September 3, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$1,845	$41	$(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,587	4	(1)
		$45	$(3)
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

Cash Flow Hedges: We utilize cash flow hedges for our exposure from changes in currency exchange rates for certain capital expenditures and manufacturing costs. We recognized losses of $30 million and gains of $17 million for the second quarter and first six months of 2021, respectively, and losses of $17 million and $14 million for the second quarter and first six months of 2020, respectively, in accumulated other comprehensive income from cash flow hedges. Neither the amount excluded from hedge effectiveness nor the reclassifications from accumulated other comprehensive income to earnings was significant for the second quarters or first six months of 2021 or 2020. As of March 4, 2021, we expect to reclassify $45 million of pre-tax gains related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. Gains and losses for derivative instruments without hedge accounting designation were not significant for the periods presented.

Equity Plans

As of March 4, 2021, 70 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Restricted stock award shares granted	—	—	10	8
Weighted-average grant-date fair value per share	$82.10	$54.71	$52.02	$46.38

Employee Stock Purchase Plan (“ESPP”)

For each six-month ESPP period ended January 2021 and January 2020, we issued 2 million shares at a per share price of $42.55 and $38.16, respectively. Assumptions used in the Black-Scholes option valuation model for ESPP grants for the periods below were as follows:

Quarter ended	March 4, 2021	February 27, 2020

Weighted-average grant-date fair value per share	$22.40	$14.43
Average expected life in years	0.5	0.5
Weighted-average expected volatility	48%	43%
Weighted-average risk-free interest rate	0.1%	1.5%
Expected dividend yield	0%	0%

Stock-based Compensation Expense

Stock based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $33 million and $42 million was capitalized and remained in inventory as of March 4, 2021 and September 3, 2020, respectively.

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Stock-based compensation expense by caption
Cost of goods sold	$57	$37	$98	$68
Research and development	29	22	53	41
Selling, general, and administrative	26	26	53	48
	$112	$85	$204	$157

Stock-based compensation expense by type of award
Restricted stock awards	$94	$70	$171	$127
Employee stock purchase plan	15	11	27	19
Stock options	3	4	6	11
	$112	$85	$204	$157

22 | 2021 Q2 10-Q

As of March 4, 2021, $838 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2025, resulting in a weighted-average period of 1.4 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

DRAM	$4,444	$3,083	$8,500	$6,552
NAND	1,650	1,514	3,224	2,936
Other (primarily 3D XPoint memory and NOR)	142	200	285	453
	$6,236	$4,797	$12,009	$9,941
See “Segment and Other Information” for disclosure of disaggregated revenue by market segments.

Contract Liabilities

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. The following table presents contract liabilities:

As of	March 4, 2021	September 3, 2020

Contract liabilities from customer advances	$43	$40
Other contract liabilities	22	25
	$65	$65

Revenue recognized during the first six months of 2021 from the ending balance of 2020 included $43 million from meeting performance obligations of other contract liabilities and shipments against customer advances.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend, in some cases, beyond one year. As of March 4, 2021, we expect future revenue related to these longer-term contracts of approximately $291 million, of which approximately 92% relates to performance obligations and product shipments we expect to satisfy within the next 12 months and 8% beyond 12 months.

As of March 4, 2021 and September 3, 2020, other current liabilities included $485 million and $466 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Patent license charges	$128	$—	$128	$—
Other	3	11	12	8
	$131	$11	$140	$8

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Gain (loss) on debt prepayments, repurchases, and conversions	$—	$—	$—	$42
Other	4	(1)	17	3
	$4	$(1)	$17	$45

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Income before taxes	$635	$427	$1,476	$988
Income tax (provision) benefit	(48)	(21)	(99)	(76)
Effective tax rate	7.6%	4.9%	6.7%	7.7%

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $45 million (benefiting our diluted earnings per share by $0.04) and $101 million ($0.09 per diluted share) for the second quarter and first six months of 2021, respectively, and were not significant to our tax provision for the second quarter or first six months of 2020.

As of March 4, 2021, gross unrecognized tax benefits were $415 million, substantially all of which would affect our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. During the second quarter of 2021, we received notice from the Internal Revenue Service that they intend to examine our 2018 and 2019 tax years. We believe that adequate amounts of taxes and related interest and penalties have been provided.

24 | 2021 Q2 10-Q

Earnings Per Share

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Net income attributable to Micron – Basic	$603	$405	$1,406	$896
Assumed conversion of debt	—	—	—	(4)
Net income attributable to Micron – Diluted	$603	$405	$1,406	$892

Weighted-average common shares outstanding – Basic	1,120	1,111	1,118	1,109
Dilutive effect of equity plans and convertible notes	24	22	21	22
Weighted-average common shares outstanding – Diluted	1,144	1,133	1,139	1,131

Earnings per share
Basic	$0.54	$0.37	$1.26	$0.81
Diluted	0.53	0.36	1.23	0.79

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 2 million for the second quarter and first six months of 2021 and were 1 million and 4 million for the second quarter and first six months of 2020, respectively.

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

	Quarter ended		Six months ended
	March 4, 2021	February 27, 2020	March 4, 2021	February 27, 2020

Revenue
CNBU	$2,636	$1,967	$5,182	$3,946
MBU	1,811	1,258	3,312	2,715
SBU	850	870	1,761	1,838
EBU	935	696	1,744	1,430
All Other	4	6	10	12
	$6,236	$4,797	$12,009	$9,941

Operating income (loss)
CNBU	$709	$283	$1,192	$684
MBU	464	183	834	478
SBU	(59)	(2)	(55)	(219)
EBU	141	79	257	192
All Other	2	(1)	2	1
	1,257	542	2,230	1,136

Unallocated
Inventory accounting policy change to FIFO	(133)	—	(133)	—
Change in inventory cost absorption	(160)	—	(160)	—
3D XPoint inventory write-down	(49)	—	(49)	—
Stock-based compensation	(112)	(85)	(204)	(157)
Patent license charges	(128)	—	(128)	—
Restructure and asset impairments	(5)	(10)	(13)	(6)
Other	(7)	(7)	(14)	(15)
	(594)	(102)	(701)	(178)

Operating income	$663	$440	$1,529	$958

Certain Concentrations

Revenue from WPG Holdings Limited was 12% of total revenue for the first six months of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual report on Form 10-K for the year ended September 3, 2020. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contains 52 weeks and our fiscal 2020 contained 53 weeks. Our second quarters and first six months of 2020 and 2021 each contained 13 and 26 weeks, respectively. All tabular dollar amounts are in millions, except per share amounts.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our
26 | 2021 Q2 10-Q

customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence and 5G applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

We manufacture our products at wholly-owned facilities and also utilize subcontractors to perform certain manufacturing processes. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions, expansion, and various partnering arrangements.

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities, and generally increase the density per wafer and reduce manufacturing costs of each generation of product through advancements in product and process technology, such as our leading-edge process technology and 3D NAND architecture. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density. A significant portion of our revenues are from sales of managed NAND and SSD products, which incorporate NAND, a controller, firmware, and in some cases, DRAM. An increasing portion of our SSDs incorporate proprietary controllers and firmware that we have developed. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

We face intense competition in the semiconductor memory and storage markets and to remain competitive we must continuously develop and implement new products and technologies and decrease manufacturing costs. Our success is largely dependent on obtaining returns on our research and development (“R&D”) investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and return-driven capital spending.

Cessation of 3D XPoint Development and Planned Sale of Our Facility in Lehi, Utah

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPoint at scale. Effective as of the end of the second quarter of 2021, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our Lehi facility that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held-for-sale and ceased depreciating the assets. We expect to reach an agreement for the sale of our Lehi facility within calendar year 2021. Our 3D XPoint technology development and Lehi facility operations are primarily included in our CNBU business unit.

Assets classified as held for sale are carried at the lower of fair value less cost to sell or carrying value. Significant judgments and assumptions are required to estimate their fair values. Actual selling prices could vary significantly from our estimated fair value and we could recognize losses in the event that the sales prices of assets classified as held for sale are lower than their carrying values.

Impact of COVID-19 on Our Business

Events surrounding the ongoing COVID-19 outbreak have resulted in a reduction in economic activity across the globe. The ultimate severity and duration of these economic repercussions, including any resulting impact on our business, remain largely unknown and ultimately will depend on many factors. As a result, we have experienced volatility in the markets that our products are sold into, driven by the move to a stay-at-home economy and fluctuations in consumer and business spending, which has affected demand for certain of our products. The ultimate extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread.

From the start of the COVID-19 outbreak, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and emerging trends. These protocols are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. While all our global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates. We may be required, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, and prospects, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

We continuously assess our efforts to respond to the COVID-19 outbreak, which have included the following:

•In locations experiencing continued community COVID-19 infections, we prohibit onsite visitors and are generally requiring team members to work from home where possible. Where work from home is not possible, all on-site team members must complete health questionnaires, pass through thermal scanning equipment to ensure they do not have an elevated body temperature, wear a mask while on site, and adhere to physical distancing requirements and team member separation protocols. We have also enhanced our contact tracing, significantly decreased business travel, and where possible, made ventilation and other health and safety enhancements at our facilities and provided COVID-19 testing and vaccinations for our team members.
•To respond to changing market conditions, we shift supply from markets which have experienced declines in demand to markets that have experienced demand increases.
•We evaluate our supply chain and communicate with our suppliers to identify supply gaps and have taken steps to ensure continuity. In some cases, we have added alternative suppliers and increased our on-hand inventory of raw materials needed in our operations.
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

Product Technologies

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, NOR, and other technologies. We sell our products into various markets through our business units in numerous forms, including wafers, components, modules, SSDs, managed NAND, and MCP products. Our system-level solutions, including SSDs, managed NAND, and MCPs, typically include a controller and firmware and in some cases combine DRAM, NAND, and/or NOR.

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

28 | 2021 Q2 10-Q

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

NOR: NOR products are non-volatile re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (e.g., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently changing small data storage and is ideal for automotive, industrial, networking, and consumer applications.

3D XPoint: 3D XPoint is a class of non-volatile technology between DRAM and NAND in the memory and storage hierarchy. Effective as of the end of the second quarter of 2021, we ceased development of our 3D XPoint technology and products.

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six Months
	2021		2021		2020		2021		2020

Revenue	$6,236	100%	$5,773	100%	$4,797	100%	$12,009	100%	$9,941	100%
Cost of goods sold	4,587	74%	4,037	70%	3,442	72%	8,624	72%	7,220	73%
Gross margin	1,649	26%	1,736	30%	1,355	28%	3,385	28%	2,721	27%

Research and development	641	10%	647	11%	681	14%	1,288	11%	1,321	13%
Selling, general, and administrative	214	3%	214	4%	223	5%	428	4%	434	4%
Other operating (income) expense, net	131	2%	9	—%	11	—%	140	1%	8	—%
Operating income	663	11%	866	15%	440	9%	1,529	13%	958	10%

Interest income (expense), net	(32)	(1)%	(38)	(1)%	(12)	—%	(70)	(1)%	(15)	—%
Other non-operating income (expense), net	4	—%	13	—%	(1)	—%	17	—%	45	—%
Income tax (provision) benefit	(48)	(1)%	(51)	(1)%	(21)	—%	(99)	(1)%	(76)	(1)%
Equity in net income (loss) of equity method investees	16	—%	13	—%	1	—%	29	—%	3	—%
Net income attributable to noncontrolling interests	—	—%	—	—%	(2)	—%	—	—%	(19)	—%
Net income attributable to Micron	$603	10%	$803	14%	$405	8%	$1,406	12%	$896	9%

Total Revenue: Total revenue for the second quarter of 2021 increased 8% as compared to the first quarter of 2021 primarily due to increases in sales of DRAM and NAND products. Sales of DRAM products for the second quarter of 2021 increased 10% as compared to the first quarter of 2021 primarily due to an upper-single-digit percent increase in bit shipments driven by the mobile, server, automotive, and networking markets. Sales of NAND products for the second quarter of 2021 increased 5% as compared to the first quarter of 2021 primarily due to an upper-single-digit percent increase in bit shipments driven by managed NAND products sold in mobile markets and SSDs, partially offset by a lower-single-digit percent decline in average selling prices.

Total revenue for the second quarter and first six months of 2021 increased 30% and 21%, respectively, as compared to the corresponding periods of 2020 primarily due to increases in DRAM and NAND sales. Sales of DRAM products for the second quarter of 2021 increased 44% as compared to the second quarter of 2020 primarily due to growth in bit shipments in the upper-40% range driven by the mobile, client, networking, and automotive markets. Sales of DRAM products for the first six months of 2021 increased 30% as compared to the first six months of 2020 primarily due to growth in bit shipments in the lower-30% range. Sales of NAND products for the second quarter of 2021 increased 9% as compared to the second quarter of 2020 primarily due to increases in bit shipments in the low-30% range driven by consumer and mobile markets, partially offset by an upper-teens percentage decline in average selling prices. Sales of NAND products for the first six months of 2021 increased 10% as compared to the first six months of 2020 primarily due to increases in bit shipments in the mid-20% range, partially offset by a low-teens percentage decline in average selling prices.

Overall Gross Margin: Our overall gross margin percentage decreased to 26% for the second quarter of 2021 from 30% for the first quarter of 2021, primarily due to one-time impacts of changes in our inventory costing method to FIFO and cost absorption processes in the second quarter of 2021, as detailed below. Our gross margins included the impact of underutilization costs at our Lehi facility of $111 million for the second quarter of 2021, $113 million for the first quarter of 2021, and $142 million for the second quarter of 2020. Effective as of the end of the second quarter of 2021, we ceased development of 3D XPoint technology and recognized a charge of $49 million to cost of goods sold in the second quarter of 2021 to write down 3D XPoint inventory due to our decision to cease further development of this technology. Our Lehi facility was dedicated to 3D XPoint production and we expect to reach an agreement for the sale of the facility within calendar 2021. As a result, we classified the property, plant, and equipment as held-for-sale and ceased depreciating the assets, which we expect to decrease depreciation expense by approximately $75 million in the third quarter of 2021.

Our overall gross margin percentage decreased to 26% for the second quarter of 2021 from 28% for the second quarter of 2020 primarily due to the impact of inventory accounting and costing changes and declines in average selling prices, partially offset by manufacturing cost reductions resulting from strong execution in delivering products featuring advanced technologies and from continuous improvement initiatives to reduce production costs. Our overall gross margin percentage increased to 28% for the first six months of 2021 from 27% for the first six months of 2020 primarily due to manufacturing cost reductions, partially offset by the effects of inventory accounting and costing changes and declines in average selling prices.

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. Concurrently, as of the beginning of the second quarter of 2021, we modified our inventory cost-absorption processes used to estimate inventory values, which affects the timing of when costs are recognized. These changes resulted in a one-time increase to cost of goods sold of approximately $293 million in the second quarter of 2021.

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six Months
	2021		2021		2020		2021		2020

CNBU	$2,636	42%	$2,546	44%	$1,967	41%	$5,182	43%	$3,946	40%
MBU	1,811	29%	1,501	26%	1,258	26%	3,312	28%	2,715	27%
SBU	850	14%	911	16%	870	18%	1,761	15%	1,838	18%
EBU	935	15%	809	14%	696	15%	1,744	15%	1,430	14%
All Other	4	—%	6	—%	6	—%	10	—%	12	—%
	$6,236		$5,773		$4,797		$12,009		$9,941
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2021 as compared to the first quarter of 2021 were as follows:

•CNBU revenue increased 4% primarily due to increases in volume and pricing across data center, networking, and client markets, partially offset by declines in sales to the graphics market.
•MBU revenue increased 21% primarily due to increases in bit shipments of high-value mobile MCP products driven by demand growth in smartphone markets as 5G momentum increases.
•SBU revenue decreased 7% primarily due to price declines.
30 | 2021 Q2 10-Q

•EBU revenue increased 16% primarily due to bit shipment increases driven by strong demand growth in automotive as demand recovered from pandemic-related shutdowns and growth in industrial markets.

Changes in revenue for each business unit for the second quarter and first six months of 2021 as compared to the corresponding periods of 2020 were as follows:

•CNBU revenue increased 34% and 31%, respectively, primarily due to increases in bit shipments to the client, cloud server, and graphics markets.
•MBU revenue increased 44% and 22%, respectively, primarily due to increases in bit shipments for high-value mobile MCP products partially offset by price declines.
•SBU revenue decreased 2% and 4%, respectively, primarily due to price declines partially offset by increases in bit shipments for NAND products driven by consumer markets.
•EBU revenue increased 34% and 22%, respectively, primarily due to increases in bit shipments to the automotive, industrial, and consumer markets from transitions to an increasing mix of high-density DRAM and NAND products, partially offset by price declines.

Operating Income (Loss) by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six Months
	2021		2021		2020		2021		2020

CNBU	$709	27%	$483	19%	$283	14%	$1,192	23%	$684	17%
MBU	464	26%	370	25%	183	15%	834	25%	478	18%
SBU	(59)	(7)%	4	—%	(2)	—%	(55)	(3)%	(219)	(12)%
EBU	141	15%	116	14%	79	11%	257	15%	192	13%
All Other	2	50%	—	—%	(1)	(17)%	2	20%	1	8%
	$1,257		$973		$542		$2,230		$1,136
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the second quarter of 2021 as compared to the first quarter of 2021 were as follows:

•CNBU operating income increased primarily due to manufacturing cost reductions, increases in bit shipments, and increases in DRAM pricing.
•MBU operating income increased primarily due to increases in bit shipments and manufacturing cost reductions.
•SBU operating margin declined primarily due to declines in NAND selling prices.
•EBU operating income increased primarily due to increases in bit shipments.

Changes in operating income or loss for each business unit for the second quarter and first six months of 2021 as compared to the corresponding periods of 2020 were as follows:

•CNBU operating income increased primarily due to increases in bit shipments, manufacturing cost reductions, and higher selling prices, partially offset by higher R&D costs.
•MBU operating income increased primarily due to increases in sales of high-value MCP products, manufacturing cost reductions for low-power DRAM, and lower R&D costs, partially offset by declines in low-power DRAM and NAND pricing.
•SBU operating margin for the second quarter of 2021 declined from the second quarter of 2020 primarily due to decreases in selling prices, partially offset by manufacturing cost reductions and increases in bit shipments. SBU operating margin for the first six months of 2021 improved from the first six months of 2020 primarily due to lower manufacturing costs and increases in bit shipments, partially offset by decreases in selling prices.
•EBU operating income increased primarily due to increases in bit shipments and lower R&D costs, partially offset by lower selling prices.

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

R&D expenses for the second quarter of 2021 were relatively unchanged as compared to the first quarter of 2021.

R&D expenses for the second quarter and first six months of 2021 were 6% and 2% lower, respectively, as compared to the corresponding periods of 2020, primarily due to decreases in volumes of development and pre-qualification wafers, partially offset by increases in employee compensation and depreciation expense resulting from higher capital spending.

Selling, General, and Administrative: SG&A expenses for the second quarter of 2021 were relatively unchanged as compared to the first quarter of 2021. SG&A expenses for the second quarter and first six months of 2021 were relatively unchanged as compared to the corresponding periods of 2020.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six Months
	2021	2021	2020	2021	2020

Income before taxes	$635	$841	$427	$1,476	$988
Income tax (provision) benefit	(48)	(51)	(21)	(99)	(76)
Effective tax rate	7.6%	6.1%	4.9%	6.7%	7.7%

Changes to our effective tax rate in the periods presented were primarily due to the geographic mix of our earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $45 million (benefiting our diluted earnings per share by $0.04) for the second quarter of 2021, by $56 million ($0.05 per diluted share) for the first quarter of 2021, by $101 million ($0.09 per diluted share) for the first six months of 2021, and were not significant to our tax provision for the second quarter or first six months of 2020.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”

Other: Interest expense for the second quarter of 2021 decreased 13% as compared to the first quarter of 2021 primarily due to decreases in debt obligations and an increase in capitalized interest from higher levels of capital projects in process. Interest income for the second quarter of 2021 was relatively unchanged as compared to the first quarter of 2021.

Interest expense for the second quarter of 2021 decreased 9% as compared to the second quarter of 2020 primarily due to a decrease in interest rates and an increase in capitalized interest from higher levels of capital projects in process, partially offset by an increase in debt obligations. Interest expense for the first six months of 2021 was relatively unchanged as compared to the first six months of 2020. Interest income for the second quarter and first six months of 2021 decreased 71% and 74%, respectively, as compared to the corresponding periods of 2020 as a result of decreases in interest rates, partially offset by higher cash and investment balances.

Further discussion of other operating and non-operating income and expenses can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans,” “– Other Operating (Income) Expense, Net” and “– Other Non-Operating Income (Expense), Net.”

32 | 2021 Q2 10-Q

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of March 4, 2021, $2.50 billion was available to draw under our Revolving Credit Facility. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2021 for property, plant, and equipment, net of partner contributions, to be approximately $9 billion, focused on technology transitions and product enablement. Actual amounts for 2021 will vary depending on market conditions. As of March 4, 2021, we had purchase obligations of approximately $2.02 billion for the acquisition of property, plant, and equipment, of which approximately $1.82 billion is expected to be paid within one year.

In May 2018, our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to a Rule 10b5-1 trading plan. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Since the authorization in May 2018, through March 4, 2021, we had repurchased an aggregate of $2.84 billion of the authorized amount.

Cash and marketable investments totaled $8.50 billion as of March 4, 2021 and $9.19 billion as of September 3, 2020. Our investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of March 4, 2021, $2.45 billion of our cash and marketable investments was held by our foreign subsidiaries.

Cash Flows:

	Six Months
	2021	2020

Net cash provided by operating activities	$5,024	$4,012
Net cash provided by (used for) investing activities	(5,974)	(2,899)
Net cash provided by (used for) financing activities	(209)	(1,207)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	43	(14)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,116)	$(108)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first six months of 2021 as compared to the first six months of 2020 was primarily due to higher net income compared with the prior period and changes in working capital.

Investing Activities: For the first six months of 2021, net cash used for investing activities consisted primarily of $5.54 billion of expenditures for property, plant, and equipment (net of partner contributions) and $425 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

For the first six months of 2020, net cash used for investing activities consisted primarily of $3.86 billion of expenditures for property, plant, and equipment (net of partner contributions) partially offset by $1.02 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first six months of 2021, net cash used for financing activities consisted primarily of $123 million for payments on equipment purchase contracts and $103 million for repayments of debt.

For the six months of 2020, net cash used for financing activities consisted primarily of $1.68 billion of cash payments to reduce our debt, including $621 million for IMFT member debt repayments, $534 million to prepay the 2025 Notes, $198 million to settle conversions of notes, and $129 million for scheduled repayment of finance leases; $744 million for the acquisition of noncontrolling interest in IMFT; and $94 million for the acquisition of 1.9 million shares of treasury stock under our $10 billion share repurchase authorization. Cash used for financing activities was partially offset by net proceeds of $1.25 billion from borrowing the 2024 Term Loan A.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

Potential Settlement Obligations of Convertible Notes: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – 2032D Convertible Senior Notes.”

Contractual Obligations: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and – Debt.”

Critical Accounting Estimates

For a discussion of our significant accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates” of our Annual Report on Form 10-K for the year ended September 3, 2020. Except for the significant accounting estimate associated with inventories as discussed below, there have been no changes to our significant accounting estimates since our Annual Report on Form 10-K for the year ended September 3, 2020.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a FIFO basis. Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices and future sales volumes. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. Actual selling prices and volumes may vary significantly from projected prices and volumes due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our inventory by approximately $371 million as of March 4, 2021. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes, which could significantly impact cost of goods sold.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to net realizable values. The amount of any inventory write-down can vary significantly depending on the determination of inventory categories. We review the major characteristics of product type and markets in determining the unit of account for which we perform the lower of cost or net realizable value analysis and categorize all inventories (including DRAM, NAND, and other memory) as a single group.

Recently Adopted Accounting Standards

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards.”

34 | 2021 Q2 10-Q

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

During the second quarter of 2021, we implemented new internal controls and modified existing internal controls related to our inventories as a result of changing from average cost to the FIFO inventory accounting method and our implementation of a standard cost inventory management system. Other than the foregoing, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our international operations, including geopolitical risks;
•limited availability and quality of materials, supplies, and capital equipment and dependency on third-party service providers for ourselves and our customers;
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

36 | 2021 Q2 10-Q

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

The effects of the public health crisis caused by the COVID-19 outbreak and the measures being taken to limit COVID-19’s spread are uncertain and difficult to predict, but may include, and in some cases, have included and may continue to include:

•A decrease in short-term and/or long-term demand and/or pricing for our products and a global economic recession that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and the spreading of COVID-19, such as travel restrictions, quarantines, and business shutdowns or slowdowns;
•Negative impacts to our operations, including:
◦reductions in production levels, R&D activities, product development, technology transitions, yield enhancement activities, and qualification activities with our customers, resulting from our efforts to mitigate the impact of COVID-19 through measures we have enacted at our locations around the world in an effort to protect our employees’ and contractors’ health and well-being, including working from home, limiting the number of meeting attendees, reducing the number of people in certain of our sites at any one time, quarantines of team members, contractors, or vendors who are at risk of contracting, or have contracted, COVID-19, and limiting employee travel;
◦increased costs resulting from our efforts to mitigate the impact of COVID-19 through physical-distancing measures, working from home, upgrades to our sites, COVID-19 testing, enhanced cleaning measures, and the increased use of personal protective equipment at our sites;
◦increased costs for, or unavailability of, transportation, raw materials, or other inputs necessary for the operation of our business;
◦reductions in, or cessation of operations at any site or in any jurisdiction resulting from government restrictions on movement and/or business operations or our failure to prevent and/or adequately mitigate spread of COVID-19 at one or more of our sites;
◦our inability to continue, or increased costs of, construction projects due to delays in obtaining materials, equipment, labor, engineering services, government permits, or any other essential aspect of projects, which could impact our ability to introduce new technologies, reduce costs, or meet customer demand;
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

While certain COVID-19 vaccines have been approved and become available for use in the United States and certain other countries in recent months, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume.

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

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, declining selling prices, and changes in supply agreements. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and corresponding increases in our per gigabit manufacturing costs may adversely affect our gross margins, business, results of operations, or financial condition.

In addition, per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers’ demand. Consequently, we may incur charges in connection with obsolete or excess inventories. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods. Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

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
38 | 2021 Q2 10-Q

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

We develop and produce advanced memory technologies and there can be no assurance that our efforts to develop and market new product technologies will be successful. Unsuccessful efforts to develop new memory and storage technologies could have a material adverse effect on our business, results of operations, or financial condition.

A significant portion of our revenue is concentrated with a select number of customers.

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. Our customers’ demand for our products may fluctuate due to factors beyond our control. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. Meaningful change in the inventory strategy of our customers, particularly those in China, could impact our industry bit demand growth outlook. The loss of, or restrictions on our ability to sell to, one or more of our major customers, such as those relating to Huawei described herein, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

We face geopolitical and other risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

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

Our international sales and operations are subject to a variety of risks, including:

•export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds, including currency controls in China, which could negatively affect the amount and timing of payments from certain of our customers and, as a result, our cash flows;
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

If we or our customers, suppliers, or vendors are impacted by any of these risks, it could have a material adverse effect on our business, results of operations, or financial condition.

Our business, results of operations, or financial condition could be adversely affected by the limited availability and quality of materials, supplies, and capital equipment, or the dependency on third-party service providers for ourselves and our customers.

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
40 | 2021 Q2 10-Q

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

We and/or our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, contagious disease outbreaks, or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Lead times for the supply of materials have been extended in the past. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition. Similarly, if our customers experience disruptions to their supplies, materials, components, or services, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us, which could have a material adverse effect on our business, results of operations, or financial condition.

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
42 | 2021 Q2 10-Q

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

From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes or tsunamis, or drought such as is occurring in central Taiwan, that could disrupt operations, resulting in increased costs, or disruptions to our or our suppliers’ or customers’ manufacturing operations. In addition, our suppliers and customers also have operations in such locations. Additionally, other events including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, in 2020, the government of Malaysia announced measures to restrict movement in that country in an effort to suppress the number of COVID-19 cases. Those restrictions temporarily limited our ability to fully operate our manufacturing facilities in that country. The events noted above have occurred from time to time and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns, including through cyberattacks. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security and attacks on our network systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised. The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

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

44 | 2021 Q2 10-Q

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

From time to time, we have, and in the future we may, enter into restructure initiatives in order to, among other items, streamline our operations; respond to changes in business conditions, our markets, or product offerings; or to centralize certain key functions. We may not realize expected savings or other benefits from our restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives, such as our cessation of 3D XPoint development and the planned sale of our Lehi facility. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

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

The health crisis caused by COVID-19 has adversely affected economic conditions and caused a downturn in the worldwide economy. Downturns in the worldwide economy have harmed our business in the past and the current downturn has adversely affected our business. As a result, demand for certain of our products, such as those used in smartphones, consumer electronics, and automotive, has been volatile. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. If these adverse conditions persist or worsen, we could experience reduction in demand for our products and/or devices that incorporate our products. Future downturns could also adversely affect our business. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

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

We maintain a system of controls over our intellectual property, including U.S. and foreign patents, trademarks, copyrights, trade secrets, licensing arrangements, confidentiality procedures, non-disclosure agreements with employees, consultants, and vendors, and a general system of internal controls. Despite our system of controls over our intellectual property, it may be possible for our current or future competitors to obtain, copy, use, or disclose, illegally or otherwise, our product and process technology or other proprietary information. The laws of some foreign countries may not protect our intellectual property to the same degree as do U.S. laws, and our confidentiality, non-disclosure, and non-compete agreements may be unenforceable or difficult and costly to enforce.

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

46 | 2021 Q2 10-Q

We are subject to allegations of anticompetitive conduct.

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purported to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief.

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

Effective as of the end of the second quarter of 2021, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our Lehi, Utah, facility (our former IMFT joint venture with Intel) that was dedicated to 3D XPoint production. The value we may receive upon the disposition of our Lehi facility could be affected by a number of factors. As such, our valuation requires significant estimates and judgments and the actual amounts received could be materially different from our estimates. If the value we receive upon disposition of the Lehi facility is below net book value, our business, results of operations, or financial condition could be materially adversely affected. We also face risks from our arbitration proceeding with Intel in connection with our former IMFT joint venture, in which we and Intel have made claims against each other for damages relating to the joint venture. For information regarding the arbitration proceeding, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.” The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

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
48 | 2021 Q2 10-Q

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

In 2020, 88% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including in Taiwan, Singapore, Japan, Malaysia, and China.

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

Escalating tensions between the United States and China have led to increased trade restrictions and have affected customer ordering patterns. For example, the U.S. Bureau of Industry and Security (“BIS”) has recently enacted increasingly broad trade restrictions with respect to Huawei (which represented approximately 10% of our revenue in the fourth quarter of 2020 and 12% in 2019), culminating with restrictions that took effect on September 15, 2020 and that currently prevent us and many other companies from shipping products to Huawei. We cannot predict the duration these restrictions will remain in place, whether the BIS will grant us or others licenses to ship products to Huawei, or whether the BIS or other U.S. or foreign government entities will enact similar restrictions with respect to other customers, markets, or products. We may not be able to replace the lost revenue opportunities associated with such restrictions.

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

Trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained trade tensions could lead to long-term changes in global trade and technology supply chains, which could adversely affect our business and growth prospects. Trade restrictions that may be imposed by the United States, China, or other countries may impact our business in ways we cannot reasonably quantify, including that some of our customers’ products which incorporate our solutions may also be impacted. Restrictions on our ability to sell and ship our products to Huawei have had an adverse effect on our business, results of operations, or financial condition. In addition, further increases in trade restrictions or barriers may negatively impact our revenue, and any licenses we have received or could receive in the future could be rendered ineffective. Any such changes may have a further adverse effect on our business, results of operations, or financial condition.

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

We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of the Tax Cuts and Jobs Act enacted in December 2017 by the United States. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. President Biden has indicated that he supports increasing the U.S. federal corporate income tax rate from its current 21%. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.
50 | 2021 Q2 10-Q

We and others are subject to a variety of laws, regulations, or industry standards, including with respect to climate change, that may have a material adverse effect on our business, results of operations, or financial condition.

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

Climate change concerns and the potential resulting environmental impact may result in new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions.

As a result of the items detailed in this risk factor, we could experience the following:

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to restructure our capital structure, including the refinancing of existing debt. As of March 4, 2021:

•we had debt with a carrying value of $6.62 billion;
•$2.50 billion of our Revolving Credit Facility was available to us; and
•the conversion value in excess of principal of our convertible notes was $995 million, based on the trading price of our common stock of $84.33 per share on such date.

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

52 | 2021 Q2 10-Q

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

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 66.4 million shares for $2.66 billion in 2019, 3.6 million shares for $176 million in 2020, and did not repurchase any shares in the first six months of 2021. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended March 4, 2021, we did not repurchase common stock under the authorization and as of March 4, 2021, $7.16 billion of the authorization remained available for the repurchase of common stock.

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan.
54 | 2021 Q2 10-Q

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.2	Bylaws of the Registrant, Amended and Restated		8-K		3.1	2/16/21
10.4	Amended and Restated 2007 Equity Incentive Plan		DEF 14A		A	12/1/20
10.15	Deferred Compensation Plan, as amended	X
18	Preferability Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	April 1, 2021	By:	/s/ David A. Zinsner
David A. Zinsner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

56 | 2021 Q2 10-Q