Form 10-Q
period 2021-06-03
MICRON TECHNOLOGY INC
filed 2021-07-01
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 3, 2021
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
The number of outstanding shares of the registrant’s common stock as of June 24, 2021 was 1,125,753,560.

Micron Corporate Profile

Founded over 40 years ago on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world*

135
On the 2021 Fortune 500

44,000+
Patents granted and growing**

17
Countries**

13
Manufacturing sites and
14 customer labs**

~40,000
Team members**

It’s All About Data
Data is today’s new business currency, and memory and storage are strategic differentiators which will redefine how we extract value from data to expand the global economy and transform our society.
Who We Are

Micron designs, develops, and manufactures industry-leading memory and storage products. By providing foundational capability for innovations like AI and 5G across data center, the intelligent edge, and consumer devices, we unlock innovation across industries including healthcare, automotive, and communications. Our technology and expertise are central to maximizing value from cutting-edge computing applications and new business models which disrupt and advance the industry.

Our Vision

As a global leader in memory and storage solutions, we are transforming how the world uses information to enrich life for all. By advancing technologies to collect, store, and manage data with unprecedented speed and efficiency, we lead the transformation of data to information intelligence. In a world of change, we remain nimble, delivering products that help inspire the world to learn, communicate, and advance faster than ever.

Our Commitment
*Based on Gartner Market Share: Semiconductors by End Market, Worldwide, 2020 (April 2021), excluding IP/software revenue. **Micron data as of September 3, 2020.
The world has come to expect our delivery of innovative solutions and our customers depend on our integrity. We rededicate ourselves daily to demonstrating our environmental conscience, an inclusive team culture where all voices are heard and respected, and engaging in our communities to enrich life for all.

Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com	Global Product Portfolio
DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages
Connect with us on micron.com
© 2021 Micron Technology, Inc. All rights reserved. Information, products, and/or specifications are subject to change without notice. Micron, the Micron logo, and all other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Rev 06/21 CCMMD-1707390403-3712

Definitions of Commonly Used Terms
As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due 2023	IMFT	IM Flash Technologies, LLC
2024 Notes	4.640% Senior Notes due 2024	Inotera	Inotera Memories, Inc.
2024 Term Loan A	Senior Term Loan A due 2024 entered into on May 14, 2021	Intel	Intel Corporation
2025 Notes	5.500% Senior Notes due 2025	LIBOR	London Interbank Offered Rate
2026 Notes	4.975% Senior Notes due 2026	LPDRAM	Low-power DRAM
2027 Notes	4.185% Senior Notes due 2027	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2029 Notes	5.327% Senior Notes due 2029	Micron	Micron Technology, Inc. (Parent Company)
2030 Notes	4.663% Senior Notes due 2030	MMJ	Micron Memory Japan, G.K.
2032D Notes	3.125% Convertible Senior Notes due 2032	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
DDR	Double Data Rate	SOFR	Secured Overnight Financing Rate
EBITDA	Earnings before interest, taxes, depreciation, and amortization	SSD	Solid State Drive
Extinguished 2024 Term Loan A	Senior Term Loan A due 2024 repaid on May 14, 2021	TI	Texas Instruments Incorporated
GDDR	Graphics Double Data Rate

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

2 | 2021 Q3 10-Q

Forward-Looking Statements
This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the impact of coronavirus disease 2019 (“COVID-19”) to our business; the completion of and timing for closing the pending sale of our Lehi facility; the sufficiency of our cash and investments; and capital spending in 2021. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Revenue	$7,422	$5,438	$19,431	$15,379
Cost of goods sold	4,296	3,675	12,920	10,895
Gross margin	3,126	1,763	6,511	4,484

Research and development	670	649	1,958	1,970
Selling, general, and administrative	230	216	658	650
Restructure and asset impairments	453	4	466	10
Other operating (income) expense, net	(26)	6	101	8
Operating income	1,799	888	3,328	1,846

Interest income	8	23	28	101
Interest expense	(46)	(51)	(136)	(144)
Other non-operating income (expense), net	45	10	62	55
	1,806	870	3,282	1,858

Income tax (provision) benefit	(65)	(68)	(164)	(144)
Equity in net income (loss) of equity method investees	(6)	3	23	6
Net income	1,735	805	3,141	1,720

Net income attributable to noncontrolling interests	—	(2)	—	(21)
Net income attributable to Micron	$1,735	$803	$3,141	$1,699

Earnings per share
Basic	$1.55	$0.72	$2.81	$1.53
Diluted	1.52	0.71	2.75	1.50

Number of shares used in per share calculations
Basic	1,121	1,111	1,119	1,110
Diluted	1,145	1,129	1,141	1,131

See accompanying notes to consolidated financial statements.
4 | 2021 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Net income	$1,735	$805	$3,141	$1,720

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(32)	(3)	(20)	(18)
Gains (losses) on investments	(2)	2	(6)	—
Pension liability adjustments	—	(1)	1	(2)
Cumulative translation adjustments	—	—	1	—
Other comprehensive income (loss)	(34)	(2)	(24)	(20)
Total comprehensive income	1,701	803	3,117	1,700
Comprehensive income attributable to noncontrolling interests	—	(2)	—	(21)
Comprehensive income attributable to Micron	$1,701	$801	$3,117	$1,679

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	June 3, 2021	September 3, 2020

Assets
Cash and equivalents	$7,759	$7,624
Short-term investments	590	518
Receivables	4,231	3,912
Inventories	4,537	5,373
Assets held for sale	966	—
Other current assets	478	538
Total current assets	18,561	17,965
Long-term marketable investments	1,399	1,048
Property, plant, and equipment	32,209	31,031
Operating lease right-of-use assets	558	584
Intangible assets	350	334
Deferred tax assets	822	707
Goodwill	1,228	1,228
Other noncurrent assets	816	781
Total assets	$55,943	$53,678

Liabilities and equity
Accounts payable and accrued expenses	$4,427	$5,817
Current debt	297	270
Other current liabilities	738	548
Total current liabilities	5,462	6,635
Long-term debt	6,418	6,373
Noncurrent operating lease liabilities	513	533
Noncurrent unearned government incentives	722	643
Other noncurrent liabilities	569	498
Total liabilities	13,684	14,682

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,203 shares issued and 1,120 outstanding (1,194 shares issued and 1,113 outstanding as of September 3, 2020)	120	119
Additional capital	9,285	8,917
Retained earnings	36,452	33,384
Treasury stock, 83 shares held (81 shares held as of September 3, 2020)	(3,645)	(3,495)
Accumulated other comprehensive income (loss)	47	71
Total equity	42,259	38,996
Total liabilities and equity	$55,943	$53,678

See accompanying notes to consolidated financial statements.
6 | 2021 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996
Net income	—	—	—	803	—	—	803
Other comprehensive income (loss), net	—	—	—	—	—	39	39
Stock issued under stock plans	5	1	33	—	—	—	34
Stock-based compensation expense	—	—	92	—	—	—	92
Repurchase of stock	(1)	—	(8)	(49)	—	—	(57)
Balance at December 3, 2020	1,198	$120	$9,034	$34,138	$(3,495)	$110	$39,907
Net income	—	—	—	603	—	—	603
Other comprehensive income (loss), net	—	—	—	—	—	(29)	(29)
Stock issued under stock plans	4	—	105	—	—	—	105
Stock-based compensation expense	—	—	97	—	—	—	97
Repurchase of stock	—	—	(2)	(18)	—	—	(20)
Balance at March 4, 2021	1,202	$120	$9,234	$34,723	$(3,495)	$81	$40,663
Net income	—	—	—	1,735	—	—	1,735
Other comprehensive income (loss), net	—	—	—	—	—	(34)	(34)
Stock issued under stock plans	1	—	8	—	—	—	8
Stock-based compensation expense	—	—	96	—	—	—	96
Repurchase of stock	—	—	(1)	(6)	(150)	—	(157)
Cash settlement of convertible notes	—	—	(52)	—	—	—	(52)
Balance at June 3, 2021	1,203	$120	$9,285	$36,452	$(3,645)	$47	$42,259

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Number of Shares	Amount

Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income	—	—	—	491	—	—	491	15	506
Other comprehensive income (loss), net	—	—	—	—	—	(3)	(3)	—	(3)
Stock issued under stock plans	3	1	31	—	—	—	32	—	32
Stock-based compensation expense	—	—	72	—	—	—	72	—	72
Repurchase of stock	—	—	(6)	(34)	(50)	—	(90)	—	(90)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(904)	(781)
Cash settlement of convertible notes	—	—	(6)	—	—	—	(6)	—	(6)
Balance at November 28, 2019	1,185	$119	$8,428	$31,218	$(3,271)	$6	$36,500	$—	$36,500
Net income	—	—	—	405	—	—	405	—	405
Other comprehensive income (loss), net	—	—	—	—	—	(15)	(15)	—	(15)
Stock issued under stock plans	7	—	121	—	—	—	121	—	121
Stock-based compensation expense	—	—	85	—	—	—	85	—	85
Repurchase of stock	(1)	—	(4)	(21)	(45)	—	(70)	—	(70)
Settlement of capped calls	—	—	98	—	(98)	—	—	—	—
Cash settlement of convertible notes	—	—	(3)	—	—	—	(3)	—	(3)
Balance at February 27, 2020	1,191	$119	$8,725	$31,602	$(3,414)	$(9)	$37,023	$—	$37,023
Net income	—	—	—	803	—	—	803	—	803
Other comprehensive income (loss), net	—	—	—	—	—	(2)	(2)	—	(2)
Stock issued under stock plans	1	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	82	—	—	—	82	—	82
Repurchase of stock	—	—	—	(3)	(40)	—	(43)	—	(43)
Cash settlement of convertible notes	—	—	(47)	—	—	—	(47)	—	(47)
Balance at May 28, 2020	1,192	$119	$8,764	$32,402	$(3,454)	$(11)	$37,820	$—	$37,820

See accompanying notes to consolidated financial statements.
8 | 2021 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine months ended	June 3, 2021	May 28, 2020

Cash flows from operating activities
Net income	$3,141	$1,720
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	4,593	4,083
Amortization of debt discount and other costs	22	20
Restructure and asset impairments	446	(7)
Stock-based compensation	285	239
(Gain) loss on debt prepayments, repurchases, and conversions	1	(40)
Change in operating assets and liabilities
Receivables	(340)	(461)
Inventories	814	(248)
Accounts payable and accrued expenses	(309)	700
Deferred income taxes, net	(94)	26
Other	25	3
Net cash provided by operating activities	8,584	6,035

Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,015)	(5,943)
Purchases of available-for-sale securities	(1,919)	(793)
Proceeds from maturities of available-for-sale securities	1,024	636
Proceeds from sales of available-for-sale securities	473	1,157
Proceeds from government incentives	335	140
Other	47	(48)
Net cash provided by (used for) investing activities	(8,055)	(4,851)

Cash flows from financing activities
Repayments of debt	(1,344)	(4,286)
Payments on equipment purchase contracts	(139)	(49)
Acquisition of noncontrolling interest in IMFT	—	(744)
Proceeds from issuance of debt	1,188	5,000
Other	(142)	(56)
Net cash provided by (used for) financing activities	(437)	(135)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	44	(8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	136	1,041
Cash, cash equivalents, and restricted cash at beginning of period	7,690	7,279
Cash, cash equivalents, and restricted cash at end of period	$7,826	$8,320

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

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contains 52 weeks and our fiscal 2020 contained 53 weeks. The first three quarters of fiscal 2021 and 2020 each contained 13 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 3, 2020.

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

10 | 2021 Q3 10-Q

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

Lehi, Utah Fab and 3D XPoint

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPointTM at scale. Accordingly, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale and ceased depreciating the assets. On June 30, 2021, we announced that we have entered into a definitive agreement to sell our Lehi facility to Texas Instruments for cash consideration of $900 million. The sale is anticipated to close later this calendar year.

In the third quarter of 2021, we recognized a charge of $435 million included in restructure and asset impairments (and a tax benefit of $104 million included in income tax (provision) benefit) to write down the assets held for sale to the expected consideration, net of estimated selling costs, to be realized from the sale of these assets and liabilities. The impairment charge was based on Level 3 inputs including expected consideration and the composition of assets included in the sale, which were derived from the agreement with TI. In the second quarter of 2021, we also recognized a charge of $49 million to cost of goods sold to write down 3D XPoint inventory due to our decision to cease further development of this technology.

As of June 3, 2021, the significant balances of assets held for sale in connection with our Lehi facility were as follows:

As of	June 3, 2021

Property, plant, and equipment	$1,343
Other current assets	52
Impairment	(435)
Lehi assets held for sale	$960
As of June 3, 2021, we also had a $51 million finance lease obligation included in the current portion of long-term debt and $12 million of other liabilities that we expect to transfer with the sale. The expected cash consideration, net of estimated selling expenses, approximates the carrying value of the net assets and liabilities expected to transfer in the sale, after giving effect to the impairment charge discussed above.

Cash and Investments

Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	June 3, 2021				September 3, 2020
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$5,153	$—	$—	$5,153	$3,996	$—	$—	$3,996
Level 1(2)
Money market funds	822	—	—	822	1,828	—	—	1,828
Level 2(3)
Certificates of deposit	1,763	44	—	1,807	1,740	10	2	1,752
Corporate bonds	—	285	893	1,178	3	266	592	861
Government securities	—	113	124	237	6	115	243	364
Asset-backed securities	—	73	382	455	1	31	211	243
Commercial paper	21	75	—	96	50	96	—	146
	7,759	$590	$1,399	$9,748	7,624	$518	$1,048	$9,190
Restricted cash(4)	67				66
Cash, cash equivalents, and restricted cash	$7,826				$7,690
(1)The maturities of long-term marketable securities range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of June 3, 2021 or September 3, 2020.
(4)Restricted cash is included in other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

12 | 2021 Q3 10-Q

In addition to the amounts included in the table above, we had $142 million and $92 million of nonmarketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of June 3, 2021 and September 3, 2020, respectively. We recognized gains in other non-operating income on these nonmarketable investments of $42 million and $52 million in the third quarter and first nine months of 2021, respectively, and $14 million and $13 million in the third quarter and first nine months of 2020, respectively. These gains primarily resulted from adjustments of these investments to the value indicated by transactions in the same or similar investments.

Receivables

As of	June 3, 2021	September 3, 2020

Trade receivables	$3,827	$3,494
Income and other taxes	213	232
Other	191	186
	$4,231	$3,912

Inventories

As of	June 3, 2021	September 3, 2020

Finished goods	$604	$1,001
Work in process	3,479	3,854
Raw materials and supplies	454	518
	$4,537	$5,373

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. This change in accounting principle is preferable because in an environment with continuously changing production costs FIFO more closely matches the actual cost of goods sold with the revenues from sales of those specific units, better represents the actual cost of inventories remaining on hand at any period-end, and improves comparability with our semiconductor industry peers. The change to FIFO was not material to any prior periods, nor was the cumulative effect of $133 million material to the second quarter of 2021. As such, prior periods were not retrospectively adjusted, and the cumulative effect was reported as an increase to cost of goods sold for the second quarter of 2021 of $133 million, with an offsetting reduction to beginning inventories. This charge resulted in a corresponding reduction to operating income, a $128 million reduction to net income, and an $0.11 reduction to diluted earnings per share for both the second quarter and first nine months of 2021.

Beginning in the second quarter of 2021, we changed the classification of spare parts for equipment to better align with the manner in which they are used in operations. As a result, we now present spare parts as other current assets and no longer as a component of raw materials inventories. This reclassification was applied on a retrospective basis. As a result, $256 million of spare parts were presented in other current assets as of June 3, 2021, and we reclassified $234 million of spare parts from inventories to other current assets in the accompanying balance sheet as of September 3, 2020.

Property, Plant, and Equipment

As of	June 3, 2021	September 3, 2020

Land	$280	$352
Buildings	13,893	13,981
Equipment(1)	49,969	48,525
Construction in progress(2)	1,553	1,600
Software	955	873
	66,650	65,331
Accumulated depreciation	(34,441)	(34,300)
	$32,209	$31,031
(1)Includes costs related to equipment not placed into service of $1.32 billion as of June 3, 2021 and $1.63 billion as of September 3, 2020.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	June 3, 2021		September 3, 2020
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$663	$(313)	$616	$(282)
Goodwill	1,228		1,228

In the first nine months of 2021 and 2020, we capitalized $82 million and $50 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively. Expected amortization expense is $21 million for the remainder of 2021, $69 million for 2022, $59 million for 2023, $53 million for 2024, and $32 million for 2025.

Leases

The components of lease expense are presented below:

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Finance lease cost
Amortization of right-of-use assets	$16	$29	$49	$108
Interest on lease liabilities	5	6	15	17
Operating lease cost	28	27	82	75
	$49	$62	$146	$200

Short-term and variable lease expenses were not significant and are presented within operating lease costs in the table above. Sublease income was not significant for any period presented.

14 | 2021 Q3 10-Q

Other information related to our leases was as follows:

Nine months ended	June 3, 2021	May 28, 2020

Cash flows used for operating activities
Finance leases	$16	$18
Operating leases(1)	80	15
Cash flows used for financing activities from financing leases	61	171
Noncash acquisitions of right-of-use assets
Finance leases	164	81
Operating leases	19	32
(1) Includes $48 million of reimbursements received for tenant improvements for the nine months ended May 28, 2020.

As of	June 3, 2021	September 3, 2020

Finance lease right-of-use assets (included in property, plant, and equipment and assets held for sale)	$541	$426
Weighted-average remaining lease term (in years)
Finance leases	5	5
Operating leases	7	7
Weighted-average discount rate
Finance leases	3.62%	4.51%
Operating leases	2.64%	2.67%

Maturities of lease liabilities existing as of June 3, 2021 were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2021	$27	$14
2022	110	72
2023	97	68
2024	71	61
2025	56	50
2026 and thereafter	340	413
Less imputed interest	(103)	(111)
	$598	$567

The table above excludes any lease liabilities for leases that have been executed but have not yet commenced. As of June 3, 2021, we had such lease liabilities relating to 1) operating lease payment obligations of $147 million for the initial 10-year lease term for a building, which may, at our election, be terminated after 3 years or extended for an additional 10 years, and 2) finance lease obligations of $807 million over a weighted-average period of 15 years for leases embedded in gas supply arrangements. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	June 3, 2021	September 3, 2020

Accounts payable	$1,640	$2,191
Property, plant, and equipment	1,422	2,374
Salaries, wages, and benefits	873	849
Income and other taxes	220	237
Other	272	166
	$4,427	$5,817

Debt

	June 3, 2021					September 3, 2020
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

Finance lease obligations	N/A	3.62%	$144	$454	$598	$76	$410	$486
2023 Notes	2.497%	2.64%	—	1,247	1,247	—	1,245	1,245
2024 Notes	4.640%	4.76%	—	598	598	—	598	598
2024 Term Loan A	0.975%	1.01%	—	1,186	1,186	—	—	—
2026 Notes	4.975%	5.07%	—	498	498	—	498	498
2027 Notes(1)	4.185%	4.27%	—	894	894	—	895	895
2029 Notes	5.327%	5.40%	—	696	696	—	696	696
2030 Notes	4.663%	4.73%	—	845	845	—	845	845
2032D Notes	3.125%	6.33%	152	—	152	131	—	131
MMJ Creditor Payments	N/A	N/A	1	—	1	1	—	1
Extinguished 2024 Term Loan A	N/A	N/A	—	—	—	62	1,186	1,248
			$297	$6,418	$6,715	$270	$6,373	$6,643
(1) On April 21, 2021, we entered into fixed-to-floating interest rate swaps on the 2027 Notes with an aggregate $900 million notional amount equal to the principal amount of the 2027 Notes. The resulting variable interest paid is at a rate equal to SOFR plus approximately 3.33%.

Revolving Credit Facility

On May 14, 2021, we terminated our existing undrawn credit facility and entered into a new five-year unsecured Revolving Credit Facility. Under the Revolving Credit Facility, we can draw up to $2.50 billion which would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty. As of June 3, 2021, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us.

Under the terms of the Revolving Credit Facility, we must maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of total indebtedness to adjusted EBITDA not to exceed 3.25 to 1.00. The Revolving Credit Facility contains other covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur, or guarantee certain additional secured indebtedness and unsecured indebtedness of our restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer, lease, or otherwise dispose of all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions, and qualifications.

16 | 2021 Q3 10-Q

2024 Term Loans

On May 14, 2021, we drew $1.19 billion under an unsecured 2024 Term Loan A and used the proceeds to repay the $1.19 billion Extinguished 2024 Term Loan A. The 2024 Term Loan A bears interest at a rate equal to LIBOR plus 0.625% to 1.375% based on our current corporate credit ratings. The principal amount is due October 2024 and may be prepaid without penalty. The 2024 Term Loan A contains the same leverage ratio and substantially the same other covenants as the Revolving Credit Facility.

2032D Convertible Senior Notes

In the third quarter of 2021, holders of our 2032D Notes with an aggregate principal amount of $75 million converted their notes. We elected to settle notes with an aggregate principal amount of $68 million with a combination of cash for the principal amount and shares of our common stock for the remainder of the settlement amount. In the fourth quarter of 2021, we settled these conversions and issued 5.9 million shares of our stock.

For the remaining converted notes with an aggregate principal amount of $7 million, we elected to settle the conversion obligation in excess of the principal amount in cash. As a result of our election to settle all amounts due upon conversion in cash for these notes, such settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Accordingly, at the dates of our elections to settle the conversions in cash, we reclassified the fair values of the equity components of each of the converted notes from additional capital to derivative debt liabilities within current debt in our consolidated balance sheet. Notes with a principal amount of $3 million were not settled as of the end of the third quarter of 2021 and the net carrying amount of convertible notes included $22 million for the fair values of the derivative debt liabilities.

On May 28, 2021, we notified holders of our 2032D Notes that we would redeem the remaining $59 million of principal amount of our 2032D Notes on June 29, 2021. In connection with our notice, we made an irrevocable election to settle the conversion amount with a combination of cash for the principal amount and shares of our common stock for the remainder of the settlement amount. In the fourth quarter of 2021, holders converted substantially all of the 2032D Notes.

As of June 3, 2021, based on the $82.03 trading price of our common stock and the $9.98 conversion price, the aggregate conversion value of $1.07 billion for the 2032D Notes exceeded the aggregate principal amount of $130 million by $938 million.

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

On April 28, 2021, Netlist, Inc. filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. and Micron Technology Texas, LLC in the U.S. District Court for the Western District of Texas. The first complaint alleges that a single U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules. Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

On May 10, 2021, Vervain, LLC filed a patent infringement action against Micron, Micron Semiconductor Products, Inc., and Micron Technology Texas, LLC in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by certain SSD products. The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

Among other things, the above lawsuits pertain to substantially all of our DRAM, NAND, and other memory and storage products we manufacture, which account for substantially all of our revenue.

18 | 2021 Q3 10-Q

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

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 3, 2021, several plaintiffs filed a substantially identical complaint in the U.S. District Court for the Northern District of California purportedly on behalf of a nationwide class of indirect purchasers of DRAM products.

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

20 | 2021 Q3 10-Q

On July 13, 2015, Allied Telesis, Inc. and Allied Telesis International (Asia) Pte Ltd. filed a complaint against Micron in the Superior Court of California in Santa Clara alleging breach of implied and express warranties and fraudulent inducement to contract arising from plaintiffs’ purchase of certain allegedly defective DDR1 products between 2008 and 2010. Through subsequent amendments to the complaint, the plaintiffs substituted Allied Telesis K.K. as plaintiff, withdrew the warranty claims, and added claims of fraudulent concealment, negligent misrepresentation, negligence, and strict products liability. The plaintiff’s amended complaint seeks an unspecified award of damages, including punitive damages and lost profits. On September 3, 2020, the Superior Court granted summary judgment dismissing the claims for negligence and strict products liability and denied summary judgment as to the claims for negligent misrepresentation, fraudulent concealment, and fraudulent inducement to contract. A trial is scheduled to begin on September 13, 2021.

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

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. In the third quarter and first nine months of 2021, we repurchased 1.7 million shares of our common stock for $150 million. In the third quarter and first nine months of 2020, we repurchased 0.9 million shares of our common stock for $40 million, and 2.8 million shares of our common stock for $134 million, respectively. Through June 3, 2021, we had repurchased an aggregate of $2.99 billion under the authorization. The shares were recorded as treasury stock.

Accumulated Other Comprehensive Income: Changes in accumulated other comprehensive income by component for the nine months ended June 3, 2021 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 3, 2020	$45	$19	$8	$(1)	$71
Other comprehensive income before reclassifications	(8)	—	(5)	1	(12)
Amount reclassified out of accumulated other comprehensive income	(30)	1	(3)	—	(32)
Tax effects	18	—	2	—	20
Other comprehensive income (loss)	(20)	1	(6)	1	(24)
As of June 3, 2021	$25	$20	$2	$—	$47

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes) were as follows:

	June 3, 2021		September 3, 2020
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$6,545	$5,965	$6,710	$6,026
Convertible notes	1,097	152	634	131

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

Assets classified as held for sale are carried at the lower of fair value less cost to sell or carrying value. Significant judgments and assumptions are required to estimate their fair values. Actual selling prices could vary significantly from our estimated fair value and we could recognize additional losses in the event that the sales prices of assets classified as held for sale are lower than their carrying values.

22 | 2021 Q3 10-Q

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of June 3, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,842	$30	$(65)
Cash flow commodity hedges	41	3	—
Fair value interest rate hedges	900	—	(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	877	1	(1)
Convertible notes settlement obligation	3	—	(25)
		$34	$(93)

As of September 3, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$1,845	$41	$(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,587	4	(1)
		$45	$(3)
(1)Included in receivables – other and other noncurrent assets.
(2)Included in accounts payable and accrued expenses – other and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges for our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes. We recognized losses of $25 million and $8 million for the third quarter and first nine months of 2021, respectively, and losses of $6 million and $20 million for the third quarter and first nine months of 2020, respectively, in accumulated other comprehensive income from cash flow hedges. We recognized losses of $11 million and $10 million for the first nine months of 2021 and 2020, respectively, in cost of goods sold related to the amounts excluded from hedge effectiveness testing. The amounts for the third quarters of 2021 and 2020 were not significant. We reclassified $20 million and $30 million of gains for the third quarter and first nine months of 2021, respectively, from accumulated other comprehensive income to earnings, primarily to cost of goods sold. The amounts for the third quarter and first nine months of 2020 were not significant. As of June 3, 2021, we expect to reclassify $18 million of pre-tax gains related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months. Substantially all of the cash flow hedging relates to foreign currency contracts for all periods presented, the commodity hedges had an immaterial impact.

Fair Value Hedges: We utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. Interest rate swaps are measured at fair value based on market-based observable inputs including interest rates and credit-risk spreads (Level 2). The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. Any difference is reflected in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. The effects of fair value hedges on our consolidated statements of operations, recognized in interest expense, were not significant for the periods presented.

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

Equity Plans

As of June 3, 2021, 105 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Restricted stock award shares granted	1	—	11	8
Weighted-average grant-date fair value per share	$84.73	$45.78	$53.00	$46.37

Employee Stock Purchase Plan (“ESPP”)

ESPP activity is summarized as follows:

Nine months ended	June 3, 2021	May 28, 2020

Shares purchased	2	2
Purchase price per share	$42.55	$38.16

Stock-based Compensation Expense

Stock based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $31 million and $42 million was capitalized and remained in inventory as of June 3, 2021 and September 3, 2020, respectively.
24 | 2021 Q3 10-Q

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Stock-based compensation expense by caption
Cost of goods sold	$45	$34	$143	$102
Research and development	29	22	82	63
Selling, general, and administrative	24	26	77	74
	$98	$82	$302	$239

Stock-based compensation expense by type of award
Restricted stock awards	$84	$70	$255	$197
Employee stock purchase plan	12	9	39	28
Stock options	2	3	8	14
	$98	$82	$302	$239

As of June 3, 2021, $754 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2025, resulting in a weighted-average period of 1.3 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

DRAM	$5,448	$3,587	$13,948	$10,139
NAND	1,812	1,665	5,036	4,601
Other (primarily 3D XPoint memory and NOR)	162	186	447	639
	$7,422	$5,438	$19,431	$15,379

See “Segment and Other Information” for disclosure of disaggregated revenue by market segments.

Contract Liabilities

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. The following table presents contract liabilities:

As of	June 3, 2021	September 3, 2020

Contract liabilities from customer advances	$73	$40
Other contract liabilities	20	25
	$93	$65

Revenue recognized during the first nine months of 2021 from the ending balance of 2020 included $43 million from meeting performance obligations of other contract liabilities and shipments against customer advances.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend, in some cases, beyond one year. As of June 3, 2021, we expect future revenue related to these longer-term contracts of approximately $229 million, of which approximately 91% relates to performance obligations and product shipments we expect to satisfy within the next 12 months and 9% beyond 12 months.

As of June 3, 2021 and September 3, 2020, other current liabilities included $635 million and $466 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Patent license charges	$—	$—	$128	$—
Other	(26)	6	(27)	8
	$(26)	$6	$101	$8

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Gain (loss) on investments	$45	$14	$61	$18
Gain (loss) on debt prepayments, repurchases, and conversions	—	(2)	—	40
Other	—	(2)	1	(3)
	$45	$10	$62	$55

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Income before taxes	$1,806	$870	$3,282	$1,858
Income tax (provision) benefit	(65)	(68)	(164)	(144)
Effective tax rate	3.6%	7.8%	5.0%	7.8%

In the third quarter of 2021, we recorded a $104 million tax benefit on the discrete $435 million charge to adjust our Lehi assets held for sale to their estimated net realizable value.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $276 million (benefiting our diluted earnings per share by $0.24) and $377 million ($0.33 per diluted share) for the third quarter and first nine months of 2021, respectively, and by $70 million ($0.06 per diluted share) and $78 million ($0.07 per diluted share) for the third quarter and first nine months of 2020, respectively.
26 | 2021 Q3 10-Q

As of June 3, 2021, gross unrecognized tax benefits were $632 million, substantially all of which would affect our effective tax rate in the future, if recognized. Increases to unrecognized tax benefits were primarily due to tax return positions taken during 2021. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. We are currently under audit by the Internal Revenue Service for our 2018 and 2019 tax years. We believe that adequate amounts of taxes and related interest and penalties have been provided.

Earnings Per Share

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Net income attributable to Micron – Basic	$1,735	$803	$3,141	$1,699
Assumed conversion of debt	—	—	—	(4)
Net income attributable to Micron – Diluted	$1,735	$803	$3,141	$1,695

Weighted-average common shares outstanding – Basic	1,121	1,111	1,119	1,110
Dilutive effect of equity plans and convertible notes	24	18	22	21
Weighted-average common shares outstanding – Diluted	1,145	1,129	1,141	1,131

Earnings per share
Basic	$1.55	$0.72	$2.81	$1.53
Diluted	1.52	0.71	2.75	1.50

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 1 million for the third quarter and first nine months of 2021, and were 9 million and 5 million for the third quarter and first nine months of 2020, respectively.

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

	Quarter ended		Nine months ended
	June 3, 2021	May 28, 2020	June 3, 2021	May 28, 2020

Revenue
CNBU	$3,304	$2,218	$8,486	$6,164
MBU	1,999	1,525	5,311	4,240
SBU	1,009	1,014	2,770	2,852
EBU	1,105	675	2,849	2,105
All Other	5	6	15	18
	$7,422	$5,438	$19,431	$15,379

Operating income (loss)
CNBU	$1,342	$448	$2,534	$1,132
MBU	683	295	1,517	773
SBU	53	177	(2)	(42)
EBU	282	64	539	256
All Other	4	(3)	6	(2)
	2,364	981	4,594	2,117

Unallocated
Inventory accounting policy change to FIFO	—	—	(133)	—
Change in inventory cost absorption	—	—	(160)	—
3D XPoint inventory write-down	—	—	(49)	—
Stock-based compensation	(98)	(82)	(302)	(239)
Patent license charges	—	—	(128)	—
Restructure and asset impairments	(453)	(4)	(466)	(10)
Other	(14)	(7)	(28)	(22)
	(565)	(93)	(1,266)	(271)

Operating income	$1,799	$888	$3,328	$1,846

Certain Concentrations

Revenue from WPG Holdings Limited was 13% of total revenue for the first nine months of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual report on Form 10-K for the year ended September 3, 2020. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contains 52 weeks and our fiscal 2020 contained 53 weeks. Our third quarters and first nine months of 2020 and 2021 each contained 13 and 39 weeks, respectively. All tabular dollar amounts are in millions, except per share amounts.

Overview

Micron Technology, Inc., including its consolidated subsidiaries, is an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our
28 | 2021 Q3 10-Q

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

We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities. Advancements in product and process technology, such as our leading-edge process technology and 3D NAND architecture, generally increase the density per wafer and reduce manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density. A significant portion of our revenues are from sales of managed NAND and SSD products, which incorporate NAND, a controller, firmware, and in some cases, DRAM. An increasing portion of our SSDs incorporate proprietary controllers and firmware that we have developed. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets.

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

Lehi, Utah Fab and 3D XPoint

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPoint at scale. Accordingly, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale and ceased depreciating the assets. On June 30, 2021, we announced that we have entered into a definitive agreement to sell our Lehi facility to TI for cash consideration of $900 million. The sale is anticipated to close later this calendar year.

In the third quarter of 2021, we recognized a charge of $435 million included in restructure and asset impairments (and a tax benefit of $104 million included in income tax (provision) benefit) to write down the assets held for sale to the expected consideration, net of estimated selling costs, to be realized from the sale of these assets and liabilities. In the second quarter of 2021, we also recognized a charge of $49 million to cost of goods sold to write down 3D XPoint inventory due to our decision to cease further development of this technology. Our 3D XPoint technology development and Lehi facility operations are primarily included in our CNBU business unit.

Assets classified as held for sale are carried at the lower of fair value less cost to sell or carrying value. We could recognize additional losses as a result of changes in the assets and liabilities prior to the closing date of the transaction.

Impact of COVID-19 on Our Business

Events surrounding the ongoing COVID-19 pandemic initially resulted in a reduction in economic activity across the globe, and the timing and extent of the ongoing economic recovery remains uncertain. As a result, we have experienced volatility in the markets that our products are sold into, driven by the move to a stay-at-home economy and fluctuations in consumer and business spending, which has affected demand for certain of our products. The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread.

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and emerging trends, such as recent increases in COVID-19 infections in Malaysia, India, and Taiwan, where we have facilities and a significant number of employees, and increasing levels of vaccinations in the United States and other countries. These preventative protocols are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. While nearly all our global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our Muar, Malaysia facility has recently been operating at reduced staffing and capacity levels. In addition, we have experienced constraints on our engineering and other activities at our India facilities. Our other facilities could also be required to temporarily curtail production levels or temporarily cease operations based on government mandates or our health and safety protocols. We may be required, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, and prospects, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

We continuously assess our efforts to respond to the COVID-19 pandemic, which have included the following:

•In locations experiencing continued community COVID-19 infections, we prohibit onsite visitors and are generally requiring team members to work from home where possible. Where work from home is not possible, all on-site team members must complete health questionnaires, pass through thermal scanning equipment to ensure they do not have an elevated body temperature, and adhere to physical distancing requirements, mask protocols, and team member separation protocols. We have also enhanced our contact tracing, significantly decreased business travel, and where possible, made ventilation and other health and safety enhancements at our facilities and provided COVID-19 testing and vaccinations for our team members.
•To respond to changing market conditions, we continue to work closely with our customer base to best match our supply with the evolving market demand.
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

We believe these actions are appropriate and prudent to safeguard our team members, contractors, suppliers, customers, and communities, while allowing us to safely continue operations. We cannot predict how the steps we, our team members, government entities, suppliers, or customers take in response to the COVID-19 pandemic will ultimately impact our business, outlook, or results of operations.

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
30 | 2021 Q3 10-Q

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

3D XPoint: 3D XPoint is a class of non-volatile technology between DRAM and NAND in the memory and storage hierarchy. We have ceased development of our 3D XPoint technology and products.

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2021		2021		2020		2021		2020

Revenue	$7,422	100%	$6,236	100%	$5,438	100%	$19,431	100%	$15,379	100%
Cost of goods sold	4,296	58%	4,587	74%	3,675	68%	12,920	66%	10,895	71%
Gross margin	3,126	42%	1,649	26%	1,763	32%	6,511	34%	4,484	29%

Research and development	670	9%	641	10%	649	12%	1,958	10%	1,970	13%
Selling, general, and administrative	230	3%	214	3%	216	4%	658	3%	650	4%
Restructure and asset impairments	453	6%	5	—%	4	—%	466	2%	10	—%
Other operating (income) expense, net	(26)	—%	126	2%	6	—%	101	1%	8	—%
Operating income	1,799	24%	663	11%	888	16%	3,328	17%	1,846	12%

Interest income (expense), net	(38)	(1)%	(32)	(1)%	(28)	(1)%	(108)	(1)%	(43)	—%
Other non-operating income (expense), net	45	1%	4	—%	10	—%	62	—%	55	—%
Income tax (provision) benefit	(65)	(1)%	(48)	(1)%	(68)	(1)%	(164)	(1)%	(144)	(1)%
Equity in net income (loss) of equity method investees	(6)	—%	16	—%	3	—%	23	—%	6	—%
Net income attributable to noncontrolling interests	—	—%	—	—%	(2)	—%	—	—%	(21)	—%
Net income attributable to Micron	$1,735	23%	$603	10%	$803	15%	$3,141	16%	$1,699	11%

Total Revenue: Total revenue for the third quarter of 2021 increased 19% as compared to the second quarter of 2021 primarily due to increases in sales of DRAM and NAND products. Sales of DRAM products for the third quarter of 2021 increased 23% as compared to the second quarter of 2021 primarily due to an approximate 20% increase in average selling prices and a low-single-digit percent increase in bit shipments driven by strong demand across key markets. Sales of NAND products for the third quarter of 2021 increased 10% as compared to the second quarter of 2021 primarily due to a high-single-digit percent increase in average selling prices and a low-single-digit percent increase in bit shipments driven by SSDs and mobile MCPs.

Total revenue for the third quarter and first nine months of 2021 increased 36% and 26%, respectively, as compared to the corresponding periods of 2020 primarily due to increases in DRAM and NAND sales. Sales of DRAM products for the third quarter of 2021 increased 52% as compared to the third quarter of 2020 primarily due to growth in bit shipments in the high-30% range and increases in average selling prices in the low-double-digit percent range, driven by client, mobile, server, and graphics markets. Sales of DRAM products for the first nine months of 2021 increased 38% as compared to the first nine months of 2020 primarily due to growth in bit shipments in the mid-30% range. Sales of NAND products for the third quarter of 2021 increased 9% as compared to the third quarter of 2020 primarily due to increases in bit shipments in the low-30% range driven by consumer and mobile markets, partially offset by an upper-teens percent range decline in average selling prices. Sales of NAND products for the first nine months of 2021 increased 9% as compared to the first nine months of 2020 primarily due to increases in bit shipments in the high-20% range, partially offset by a mid-10% range decline in average selling prices.

Overall Gross Margin: Our overall gross margin percentage increased to 42% for the third quarter of 2021 from 26% for the second quarter of 2021, primarily due to higher average selling prices for both DRAM and NAND; one-time impacts of changes in our inventory costing method to FIFO and cost absorption processes in the second quarter of 2021 (as detailed below); and lower Lehi facility and 3D XPoint costs. Our gross margins included the impact of underutilization costs at our Lehi facility of $54 million for the third quarter of 2021, $111 million for the second quarter of 2021, and $155 million for the third quarter of 2020. In the second quarter of 2021, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our Lehi facility that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale and ceased depreciating the assets, which reduced our costs by approximately $75 million in the third quarter of 2021. In the second quarter of 2021, we also recognized a charge of $49 million to cost of goods sold to write down 3D XPoint inventory. On June 30, 2021, we announced that we have entered into a definitive agreement to sell our Lehi facility to TI. The sale is anticipated to close later this calendar year. When the sale of the Lehi facility is completed our underutilization costs from the facility will be entirely eliminated.

Our overall gross margin percentage increased to 42% for the third quarter of 2021 from 32% for the third quarter of 2020 primarily due to higher DRAM margins resulting from increases in average selling prices and manufacturing cost reductions, which were partially offset by lower NAND margins as declines in average selling prices outpaced manufacturing cost reductions. Our overall gross margin percentage increased to 34% for the first nine months of 2021 from 29% for the first nine months of 2020 primarily due to higher DRAM margins resulting from manufacturing cost reductions and increases in average selling prices, which were partially offset by lower NAND margins as declines in average selling prices outpaced cost reductions. We reduced manufacturing costs for both DRAM and NAND for the third quarter and first nine months of 2021 as compared to the corresponding periods of 2020 through strong execution in delivering products featuring advanced technologies and from continuous improvement initiatives to reduce production costs.

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. Concurrently, as of the beginning of the second quarter of 2021, we modified our inventory cost absorption processes used to estimate inventory values, which affects the timing of when costs are recognized. These changes resulted in a one-time increase to cost of goods sold of approximately $293 million in the second quarter of 2021.

32 | 2021 Q3 10-Q

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2021		2021		2020		2021		2020

CNBU	$3,304	45%	$2,636	42%	$2,218	41%	$8,486	44%	$6,164	40%
MBU	1,999	27%	1,811	29%	1,525	28%	5,311	27%	4,240	28%
SBU	1,009	14%	850	14%	1,014	19%	2,770	14%	2,852	19%
EBU	1,105	15%	935	15%	675	12%	2,849	15%	2,105	14%
All Other	5	—%	4	—%	6	—%	15	—%	18	—%
	$7,422		$6,236		$5,438		$19,431		$15,379
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the third quarter of 2021 as compared to the second quarter of 2021 were as follows:

•CNBU revenue increased 25% primarily due to broad-based increases in average selling prices.
•MBU revenue increased 10% primarily due to increases in average selling prices driven by demand growth, particularly for MCP products in smartphone markets as 5G momentum increases.
•SBU revenue increased 19% primarily due to bit shipment increases of QLC and other SSD products and increases in average selling prices.
•EBU revenue increased 18% primarily due to strength in the industrial market and increases in average selling prices.

Changes in revenue for each business unit for the third quarter and first nine months of 2021 as compared to the corresponding periods of 2020 were as follows:

•CNBU revenue increased 49% and 38%, respectively, primarily due to broad-based increases in bit shipments across markets and higher average selling prices.
•MBU revenue increased 31% and 25%, respectively, primarily due to increases in bit shipments for high-value mobile MCP products and for the third quarter of 2021, increases in DRAM average selling prices.
•SBU revenue was relatively unchanged as increases in bit shipments for NAND products were offset by declines in average selling prices.
•EBU revenue increased 64% and 35%, respectively, primarily due to increases in bit shipments driven by strong demand growth in automotive and industrial markets.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months
	2021		2021		2020		2021		2020

CNBU	$1,342	41%	$709	27%	$448	20%	$2,534	30%	$1,132	18%
MBU	683	34%	464	26%	295	19%	1,517	29%	773	18%
SBU	53	5%	(59)	(7)%	177	17%	(2)	—%	(42)	(1)%
EBU	282	26%	141	15%	64	9%	539	19%	256	12%
All Other	4	80%	2	50%	(3)	(50)%	6	40%	(2)	(11)%
	$2,364		$1,257		$981		$4,594		$2,117
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the third quarter of 2021 as compared to the second quarter of 2021 were as follows:

•CNBU operating income increased primarily due to increases in DRAM average selling prices.
•MBU operating income increased primarily due to increases in average selling prices.

•SBU operating margin improved primarily due to increases in NAND average selling prices, cost reductions, and increases in bit shipments.
•EBU operating income increased primarily due to increases in average selling prices and DRAM bit shipments.

Changes in operating income or loss for each business unit for the third quarter and first nine months of 2021 as compared to the corresponding periods of 2020 were as follows:

•CNBU operating income increased primarily due to increases in bit shipments, higher average selling prices, and manufacturing cost reductions.
•MBU operating income increased primarily due to increases in sales of high-value MCP products, manufacturing cost reductions for low-power DRAM, and increases in DRAM bit shipments.
•SBU operating margin for the third quarter of 2021 declined from the third quarter of 2020 primarily due to decreases in selling prices, partially offset by manufacturing cost reductions, and increases in bit shipments. SBU operating margin for the first nine months of 2021 improved from the first nine months of 2020 primarily due to lower manufacturing costs and increases in bit shipments, partially offset by decreases in selling prices.
•EBU operating income increased primarily due to higher bit shipments and reductions in manufacturing costs.

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

R&D expenses for the third quarter of 2021 were 5% higher as compared to the second quarter of 2021 primarily due to increases in volumes of development and pre-qualification wafers and employee compensation. R&D expenses for the third quarter and first nine months of 2021 were relatively unchanged as compared to the corresponding periods of 2020.

Selling, General, and Administrative: SG&A expenses for the third quarter of 2021 were 7% higher as compared to the second quarter of 2021 and 6% higher as compared to the third quarter of 2020 primarily due to increases in employee compensation, legal fees, and advertising. SG&A expenses for the first nine months of 2021 were relatively unchanged as compared to the corresponding period of 2020.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine Months
	2021	2021	2020	2021	2020

Income before taxes	$1,806	$635	$870	$3,282	$1,858
Income tax (provision) benefit	(65)	(48)	(68)	(164)	(144)
Effective tax rate	3.6%	7.6%	7.8%	5.0%	7.8%

Our effective tax rate for the third quarter and first nine months of 2021 decreased as compared to the periods presented as a result of a $104 million tax benefit on the discrete $435 million charge to adjust our Lehi assets held for sale to their estimated net realizable value. Other changes to our effective tax rate in the periods presented were primarily due to the geographic mix of our earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $276 million (benefiting our diluted earnings per share by $0.24) for the third quarter of 2021, $45 million ($0.04 per diluted share) for the second quarter of 2021, $377 million ($0.33 per
34 | 2021 Q3 10-Q

diluted share) for the first nine months of 2021, $70 million ($0.06 per diluted share) for the third quarter of 2020, and $78 million ($0.07 per diluted share) for the first nine months of 2020.

Other: Interest expense for the third quarter of 2021 increased 10% as compared to the second quarter of 2021 primarily due to a decrease in capitalized interest from lower levels of capital projects in process. Interest income for the third quarter of 2021 was relatively unchanged as compared to the second quarter of 2021.

Interest expense for the third quarter and first nine months of 2021 decreased 10% and 6%, respectively, as compared to the corresponding periods of 2020 primarily due to a decrease in interest rates, partially offset by an increase in debt obligations. Interest income for the third quarter and first nine months of 2021 decreased 65% and 72%, respectively, as compared to the corresponding periods of 2020 as a result of decreases in interest rates, partially offset by higher cash and investment balances.

Further discussion of other operating and non-operating income and expenses can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans,” “– Other Operating (Income) Expense, Net” and “– Other Non-Operating Income (Expense), Net.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of June 3, 2021, $2.50 billion was available to draw under our Revolving Credit Facility. We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2021 for property, plant, and equipment, net of partner contributions, to be somewhat above $9.5 billion, focused on technology transitions and product enablement. Actual amounts for 2021 will vary depending on market conditions. As of June 3, 2021, we had purchase obligations of approximately $2.02 billion for the acquisition of property, plant, and equipment, of which approximately $1.86 billion is expected to be paid within one year.

In May 2018, our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to a Rule 10b5-1 trading plan. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Since the authorization in May 2018, through June 3, 2021, we had repurchased an aggregate of $2.99 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

Cash and marketable investments totaled $9.75 billion as of June 3, 2021 and $9.19 billion as of September 3, 2020. Our investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of June 3, 2021, $3.38 billion of our cash and marketable investments was held by our foreign subsidiaries.

Cash Flows:

	Nine Months
	2021	2020

Net cash provided by operating activities	$8,584	$6,035
Net cash provided by (used for) investing activities	(8,055)	(4,851)
Net cash provided by (used for) financing activities	(437)	(135)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	44	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$136	$1,041

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first nine months of 2021 as compared to the first nine months of 2020 was primarily due to higher net income compared with the prior period and changes in working capital.

Investing Activities: For the first nine months of 2021, net cash used for investing activities consisted primarily of $7.67 billion of expenditures for property, plant, and equipment (net of partner contributions) and $422 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

For the first nine months of 2020, net cash used for investing activities consisted primarily of $5.77 billion of expenditures for property, plant, and equipment (net of partner contributions) partially offset by $1.00 billion of net inflows from sales, maturities, and purchases of available-for-sale securities.

Financing Activities: For the first nine months of 2021, net cash used for financing activities consisted primarily of $150 million for the acquisition of 1.7 million shares of our common stock under our $10 billion share repurchase authorization, $139 million of payments on equipment purchase contracts, and $156 million of repayments of debt, net of proceeds from new borrowings, partially offset by $148 million of proceeds from common stock issued in connection with employee equity plans. In the third quarter of 2021, we received proceeds of $1.19 billion from the new 2024 Term Loan A and used the proceeds to repay the $1.19 billion outstanding under the Extinguished 2024 Term Loan A.

For the first nine months of 2020, net cash used for financing activities consisted primarily of $4.29 billion of cash payments to reduce our debt, including $2.50 billion to pay down borrowings under our Revolving Credit Facility, $621 million for IMFT Member Debt repayments, $534 million to prepay our 2025 Notes, $266 million to settle conversions of notes, and $171 million for scheduled repayment of finance leases; $744 million for the acquisition of Intel’s noncontrolling interest in IMFT; and $134 million for the acquisition of 2.8 million shares of our common stock under our $10 billion share repurchase authorization. Cash used for financing activities was partially offset by proceeds of $2.50 billion from our Revolving Credit Facility, $1.25 billion from the 2023 Notes, and $1.25 billion from the Extinguished 2024 Term Loan A.

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
36 | 2021 Q3 10-Q

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a FIFO basis. Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices and future sales volumes. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. Actual selling prices and volumes may vary significantly from projected prices and volumes due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our inventory by approximately $400 million as of June 3, 2021. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes, which could significantly impact cost of goods sold.

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

During the third quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 3, 2020 and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Reports on Form 10-Q for the first and second quarters of 2021.

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

Risk Factor Summary

Risks Related to Our Business, Operations, and Industry
•the effects of the COVID-19 pandemic;
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
38 | 2021 Q3 10-Q

•disruptions to our manufacturing processes;
•breaches of our security systems or those of our customers, suppliers, or business partners;
•attracting, retaining, and motivating highly skilled employees;
•achieving or maintaining certain performance obligations associated with incentives from various governments;
•future acquisitions and/or alliances;
•restructure charges;
•customer responsible sourcing requirements and related regulations; and
•a downturn in the worldwide economy.

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

Risks Related to Our Business, Operations, and Industry

The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread are uncertain and difficult to predict, but may include, and in some cases, have included and may continue to include:

•A decrease in short-term and/or long-term demand and/or pricing for our products and a global economic downturn that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and the spread of COVID-19, such as travel restrictions, quarantines, and business shutdowns or slowdowns;
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
◦increased costs resulting from our efforts to mitigate the impact of COVID-19 through physical-distancing measures, working from home, upgrades to our sites, COVID-19 testing and vaccination, enhanced cleaning measures, and the increased use of personal protective equipment at our sites;

◦increased costs for, or unavailability of, transportation, raw materials, or other inputs necessary for the operation of our business;
◦reductions in, or cessation of operations at any site or in any jurisdiction resulting from government restrictions on movement and/or business operations or our measures to prevent and/or mitigate the spread of COVID-19 at one or more of our sites, such as our currently reduced workforce and output levels at our Muar, Malaysia facility and constraints on our engineering and other activities at our India facilities;
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

While several COVID-19 vaccines have been approved and become available for use in the United States and certain other countries in recent months, we are unable to predict how widely utilized the vaccines ultimately will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume.

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
40 | 2021 Q3 10-Q

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

Our competitors generally seek to increase wafer capacity, improve yields, and reduce die size in their product designs which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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

We develop and produce advanced memory and storage technologies and there can be no assurance that our efforts to develop and market new product technologies will be successful. Unsuccessful efforts to develop new memory and storage technologies could have a material adverse effect on our business, results of operations, or financial condition.

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
42 | 2021 Q3 10-Q

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

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials and services that meet our standards and, in some cases, materials, components, or services are provided by a single supplier. Various factors could reduce the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times have occurred in the past and may occur from time to time in the future. Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in a number of our products and with outsourced semiconductor assembly and test providers, contract manufacturers, logistic carriers, and other service providers. Although we have certain long-term contracts with some of our third-party service providers, most of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our third-party service providers over a specific time period or for any specific quantity, our service providers may allocate capacity to their other customers and capacity for our materials may not be available when we need it or at reasonable prices. Inflationary pressures and shortages may increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts or materials needed to manufacture our products.

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

Our construction projects to expand production and R&D capacity are highly dependent on available sources of labor, materials, equipment, and services. Increasing demand, supply constraints, inflation, and other market conditions could result in increasing shortages and higher costs for these items. Difficulties in obtaining these resources could result in significant delays in completion of our construction projects and cost increases, which could have a material adverse effect on our business, results of operations, or financial condition.

Our inability to source materials, supplies, capital equipment, or third-party services could affect our overall production output and our ability to fulfill customer demand. Significant or prolonged shortages of our products could halt customer manufacturing and damage our relationships with these customers. For example, certain automotive manufacturers have experienced shortages of non-memory components from other suppliers, forcing a curtailment of production lines. Any such damage to our customer relationships could have a material adverse effect on our business, results of operations, or financial condition.

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

For certain of our markets, it is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality and performance, often well in advance of a planned ramp of production, in order to secure design wins with our customers. The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread could negatively impact our ability to meet anticipated timelines and/or expected or
44 | 2021 Q3 10-Q

required quality standards with respect to the development of certain of our products. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance that:

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

From time to time, there have been disruptions in the manufacturing process as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events, including earthquakes, tsunamis or other occurrences, such as the recent Taiwan drought, that could disrupt operations, resulting in increased costs, or disruptions to our or our suppliers’ or customers’ manufacturing operations. In addition, our suppliers and customers also have operations in such locations. Additionally, other events including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, recently in response to increasing positive cases of COVID-19 in Johor State, Malaysia, we have reduced our workforce on-site at our Muar facility, which has reduced output levels from that facility. The events noted above have occurred from time to time and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns, including through cyberattacks. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of
46 | 2021 Q3 10-Q

our physical security, attacks on our network systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised. The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives, and other highly skilled, diverse employees, as well as effectively manage or plan for succession for key employees. Competition for experienced employees in our industry continues to be intense. Hiring and retaining qualified executives, engineers, technical staff, and sales representatives is critical to our business. Our inability to attract, retain, or effectively manage or plan for succession of key employees may inhibit our ability to maintain or expand our business operations. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, as well as restrictions on global travel as a result of local or global public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations. If our total compensation programs and workplace culture cease to be viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

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

We have ceased development of 3D XPoint technology and on June 30, 2021, we announced that we have entered into a definitive agreement to sell our Lehi facility that was dedicated to 3D XPoint production to Texas Instruments for cash consideration of $900 million. There is no assurance that we will be able to close the sale to TI in a timely manner or at all. The net assets and liabilities of the Lehi facility were classified as held for sale and are carried at the net consideration expected to be realized from the sale. We recognized a $435 million impairment charge in the third quarter of 2021 and could recognize additional losses as a result of changes in the assets and liabilities prior to the closing date of the transaction. Our inability to close the transaction in a timely manner or additional impairment losses could adversely affect our business, results of operations, or financial condition.

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

48 | 2021 Q3 10-Q

A downturn in the worldwide economy may harm our business.

The health crisis caused by COVID-19 has adversely affected economic conditions and caused a downturn in the worldwide economy. Downturns in the worldwide economy, including the downturn driven by the COVID-19 pandemic, have adversely affected our business in the past. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, SSDs, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. Future downturns could also adversely affect our business. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. See “Part II. Other Information – Item 1. Legal Proceedings.” Any claim, with or without merit, could result in significant legal fees that could negatively impact our financial results, disrupt our operations, and require significant attention from our management. We could be subject to litigation, claims, or arbitration disputes arising from our relationships with vendors or customers, supply agreements, or contractual obligations with our subcontractors or business partners. We may also be associated with and subject to litigation arising from the actions of our vendors, subcontractors, or business partners. We may also be subject to litigation or claims as a result of our indemnification obligations, including obligations to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, trademarks, copyrights, or trade secrets. We may also be subject to claims or litigation arising from the terms of our product warranties or from product liability claims. As we continue to focus on developing system solutions with manufacturers of consumer products, including autonomous driving, augmented reality, and others, we may be exposed to greater potential for personal liability claims against us as a result of consumers’ use of those products. We, our officers, or our directors could also be subject to claims of alleged violations of securities laws. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. Exposures to various legal proceedings and claims could lead to significant costs and expenses as we defend claims, are required to pay damage awards, or enter into settlement agreements, any of which could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to allegations of anticompetitive conduct.

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 3, 2021, several plaintiffs filed a substantially identical complaint in the U.S. District Court for the Northern District of California purportedly on behalf of a nationwide class of indirect purchasers of DRAM products.

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

We face risks from our arbitration proceeding with Intel in connection with our former IMFT joint venture, in which we and Intel have made claims against each other for damages relating to the joint venture. For information regarding the arbitration proceeding, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.” The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

50 | 2021 Q3 10-Q

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

Escalating tensions between the United States and China have led to increased trade restrictions and have affected customer ordering patterns. For example, the U.S. Bureau of Industry and Security (“BIS”) has enacted increasingly broad trade restrictions with respect to Huawei (which represented approximately 10% of our revenue in the fourth quarter of 2020 and 12% in 2019), culminating with restrictions that took effect on September 15, 2020 and that currently prevent us and many other companies from shipping products to Huawei. We cannot predict the duration these restrictions will remain in place, whether the BIS will grant us or others licenses to ship products to Huawei, or whether the BIS or other U.S. or foreign government entities will enact similar restrictions with respect to other customers, markets, or products. We may not be able to replace the lost revenue opportunities associated with such restrictions.

52 | 2021 Q3 10-Q

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

Trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained trade tensions could lead to long-term changes in global trade and technology supply chains, which could adversely affect our business and growth prospects. Trade restrictions that may be imposed by the United States, China, or other countries may impact our business in ways we cannot reasonably quantify, including that some of our customers’ products which incorporate our solutions may also be impacted. Restrictions on our ability to sell and ship our products to Huawei could have an adverse effect on our business. In addition, further increases in trade restrictions or barriers may negatively impact our revenue, and any licenses we have received or could receive in the future could be rendered ineffective. Any such changes may have an adverse effect on our business, results of operations, or financial condition.

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

We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of the Tax Cuts and Jobs Act enacted in December 2017 by the United States. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. The current administration has various proposals that would increase U.S. federal income taxes on corporations. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

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

We estimate capital expenditures in 2021 for property, plant, and equipment, net of partner contributions, will be somewhat above $9.5 billion, focused on technology transitions and product enablement. Investments in capital expenditures may not generate expected returns or cash flows. Delays in completion and ramping of new production facilities could significantly impact our ability to realize expected returns on our capital expenditures, which could have a material adverse effect on our business, results of operations, or financial condition.

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us or at all. We have experienced volatility in our cash flows and operating results and may continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of future borrowings and make it difficult for us to obtain financing on terms acceptable to us or at all. There can be no assurance that we will
54 | 2021 Q3 10-Q

be able to generate sufficient cash flows, access capital or credit markets, or find other sources of financing to fund our operations, make debt payments, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to restructure our capital structure, including the refinancing of existing debt. As of June 3, 2021:

•we had debt with a carrying value of $6.72 billion;
•$2.50 billion of our Revolving Credit Facility was available to us; and
•the conversion value in excess of principal of our convertible notes was $938 million (based on the trading price of our common stock of $82.03 per share on June 3, 2021) and substantially all remaining notes have been converted and will be settled in the fourth quarter of 2021 with cash for the $130 million principal amount and primarily shares for amounts above principal based on volume-weighted-average prices of our shares for a period of 20 trading days after conversion.

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
•increase our exposure to interest rate risk from variable rate indebtedness; and
•dilute our earnings per share as a result of the conversion provisions in our convertible notes.

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

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 66.4 million shares for $2.66 billion in 2019, 3.6 million shares for $176 million in 2020, and 1.7 million shares for $150 million in the first nine months of 2021. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

56 | 2021 Q3 10-Q

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

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under publicly announced plans or programs

March 5, 2021	–	April 8, 2021	195,967	$90.18	195,967
April 9, 2021	–	May 6, 2021	906,068	89.05	906,068
May 7, 2021	–	June 3, 2021	637,772	80.99	637,772
			1,739,807	$86.23	1,739,807	$7,012,266,321

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.22
Credit Agreement, dated as of May 14, 2021, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto
X
10.23
Term Loan Credit Agreement, dated as of May 14, 2021, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto
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

58 | 2021 Q3 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	July 1, 2021	By:	/s/ David A. Zinsner
David A. Zinsner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)