Form 10-K
period 2021-09-02
MICRON TECHNOLOGY INC
filed 2021-10-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-10658
Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware		75-1618004
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
8000 S. Federal Way, Boise, Idaho		83716-9632
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code		(208) 368-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	MU	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.				Yes	☒	No	☐
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $79.9 billion based on the closing price reported on the Nasdaq Global Select Market on March 4, 2021. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock were excluded as they may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of October 1, 2021 was 1,118,623,738.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Fiscal 2021 Annual Meeting of Shareholders to be held on January 13, 2022 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Micron Corporate Profile

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

$27.7B
FY21 annual revenue

4th
Largest semiconductor company
in the world*

135
On the 2021 Fortune 500

47,500+
Patents granted and growing**

17
Countries**

12
Manufacturing sites and
14 customer labs**

~43,000
Team members**

It’s All About Data

Data is today’s new business currency, and memory and storage are a critical foundation for the data economy. Memory and storage innovations will help transform society and enable significant value for all.

Who We Are

Micron designs, develops and manufactures industry-leading memory and storage products. By providing foundational capability for AI and 5G across data center, the intelligent edge, and consumer devices, we unlock innovation across industries including healthcare, automotive and communications. Our technology and expertise are central to maximizing value from cutting-edge computing applications and new business models which disrupt and advance the industry.

Our Vision

As a global leader in memory and storage solutions, we are transforming how the world uses information to enrich life for all. By advancing technologies to collect, store and manage data with unprecedented speed and efficiency, we lead the transformation of data to intelligence. In a world of change, we remain nimble, delivering products that help inspire the world to learn, communicate and advance faster than ever.

Our Commitment
*Based on Gartner Market Share: Semiconductors by End Market, Worldwide, 2020 (April 2021), excluding IP/software revenue. **Micron data as of September 2, 2021.
Our customers depend on our innovative solutions every day. We dedicate ourselves to demonstrating our environmental conscience, an inclusive team culture where all voices are heard and respected, and engaging in our communities to enrich life for all.

Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com	Global Product Portfolio
DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages
Connect with us on micron.com
© 2021 Micron Technology, Inc. Micron, the Micron orbit logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 10/21 CCMMD-1707390403-3712

Micron’s Global Footprint

Europe
Bracknell, UK
Munich, Germany
Leuven, Belgium
Massy, France
Be'er Sheva, Israel
Eindhoven, Netherlands
Arzano, Italy
Avezzano, Italy
Vimercate, Italy
Espoo, Finland
China
Beijing
Shanghai
Shenzhen
Xi'an
South Korea
Seoul
Canada
Thornhill
United States
Allen, TX
Austin, TX
Boise, ID
Detroit, MI
Folsom, CA
Lehi, UT
Longmont, CO
Manassas, VA
Meridian, ID
Minneapolis, MN
San Jose, CA
Seattle, WA
Japan
Hashimoto
Hiroshima
Tokyo
Taiwan
Taichung
Taipei
Taoyuan
India
Bengaluru
Hyderabad
Singapore
Singapore
Malaysia
Muar
Penang

Micron’s global footprint map highlights locations that include our manufacturing sites, centers of excellence, customer labs, and large offices. Not all Micron locations are represented on this map.

Vision

Mission

Be a global leader in memory and storage solutions.

Values

We strive to live the following core values with passion and unwavering integrity.

People
We care about each other.

Tenacity
Nothing shakes our resolve.

Innovation
We develop solutions that shape the world's future.

Collaboration
We work as one team.

Customer Focus
We win by knowing our customers.

Forward-Looking Statements

This Form 10-K contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the impact of coronavirus disease 2019 (“COVID-19”) to our business; expected bit shipments; the completion of and timing for closing the pending sale of our Lehi facility; the sufficiency of our cash and investments; the payment of future cash dividends; and capital spending in 2022. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part I – Item 1A. Risk Factors.”

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due 2023	LPDDR	Low-Power Double Data Rate DRAM
2024 Notes	4.640% Senior Notes due 2024	LPDRAM	Low-Power DRAM
2024 Term Loan A	Senior Term Loan A due 2024 entered into on May 14, 2021	MCP	Multichip packaged solutions with managed NAND and LPDRAM.
2025 Notes	5.500% Senior Notes due 2025	Micron	Micron Technology, Inc. (Parent Company)
2026 Notes	4.975% Senior Notes due 2026	MTU	Micron Technology Utah, LLC
2027 Notes	4.185% Senior Notes due 2027	NVMe	Hardware interface for SSDs that connect via a PCIe bus.
2029 Notes	5.327% Senior Notes due 2029	OEM	Original Equipment Manufacturer
2030 Notes	4.663% Senior Notes due 2030	PCIe	High-speed motherboard connection for peripheral devices such as storage drives.
2032D Notes	3.125% Convertible Senior Notes due 2032	Qimonda	Qimonda AG
DDR	Double Data Rate DRAM	QLC	Quad-Level Cell (four bits per cell)
EBITDA	Earnings before interest, taxes, depreciation, and amortization	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
EUV	Extreme ultraviolet lithography	SATA	Hardware interface for connecting to storage devices such as hard disk drives and SSDs.
Extinguished 2024 Term Loan A	Senior Term Loan A due 2024 repaid on May 14, 2021	SLC	Single-Level Cell (one bit per cell)
GDDR	Graphics Double Data Rate	SOFR	Secured Overnight Financing Rate
IC	Integrated Circuit	SSD	Solid State Drive
IMFT	IM Flash Technologies, LLC	TI	Texas Instruments Incorporated
Inotera	Inotera Memories, Inc.	TLC	Triple-Level Cell (three bits per cell)
Intel	Intel Corporation	UFS	Universal Flash Storage
LIBOR	London Interbank Offered Rate	uMCP	UFS-based MCP
Micron, Crucial, any associated logos, and all other Micron trademarks are the property of Micron. Intel and 3D XPoint are trademarks of Intel Corporation or its subsidiaries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contained 52 weeks, fiscal 2020 contained 53 weeks, and fiscal 2019 contained 52 weeks. Our fourth quarter of fiscal 2020 contained 14 weeks and all other fiscal quarters in the years presented contained 13 weeks.
2 | 2021 10-K

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

We manufacture our products at wholly-owned facilities and also utilize subcontractors to perform certain manufacturing processes. We make significant investments to develop proprietary product and process technology, which are implemented in our manufacturing facilities. Advancements in product and process technology generally increase the density per wafer and reduce manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

The introduction of 176-layer NAND and 1α (1-alpha) DRAM represent major technology breakthroughs for our company and the first time in our history that we have achieved industry leadership across these two flagship technologies. In 2021, we introduced our industry leading 1α memory node, the world’s most advanced memory node in high-volume production. This advancement has been realized across our standard compute DRAM and LPDRAM product lines. We are shipping these products in volume, and we have partnered with customers to provide value-added innovation, speed market adoption of our new solutions, and prepare the ecosystem for broad adoption of our offerings across markets. We also launched 176-layer NAND based solutions into the market in 2021. Our managed NAND and SSD products incorporate NAND, a controller, firmware, and in some cases, DRAM. An increasing portion of our SSDs incorporate proprietary controllers and firmware that we have developed. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets and specific customer requirements across data center, intelligent edge, client, and mobile environments.

We face intense competition in the semiconductor memory and storage markets and to remain competitive we must continuously develop and implement new products and technologies and decrease manufacturing costs. Our success is largely dependent on obtaining returns on our research and development (“R&D”) investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and efficient capital spending.

Lehi, Utah Fab and 3D XPoint

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPoint at scale. Accordingly, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale and ceased depreciating the assets. On June 30, 2021, we announced that we entered into a definitive agreement to sell our Lehi facility to TI for cash consideration of $900 million. The sale is anticipated to close in the first quarter of 2022. Select tools and other equipment will be retained for redeployment to our other manufacturing sites or for resale to other buyers.

In the third quarter of 2021, we recognized a charge of $435 million included in restructure and asset impairments (and a tax benefit of $104 million included in income tax (provision) benefit) to write down the assets held for sale to the expected consideration, net of estimated selling costs, to be realized from the sale of these assets and liabilities. In the second quarter of 2021, we also recognized a charge of $49 million to cost of goods sold to write down 3D XPoint inventory due to our decision to cease further development of this technology. Our 3D XPoint technology development and Lehi facility operations are primarily included in our CNBU segment results.

Impact of COVID-19 on Our Business

Events surrounding the ongoing COVID-19 pandemic initially resulted in a reduction in economic activity across the globe, and the timing and extent of the ongoing economic recovery remains uncertain. As a result, we have experienced volatility in the markets that our products are sold into, driven by the move to a stay-at-home economy and fluctuations in consumer and business spending, which has affected demand for certain of our products. The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, the severity of COVID-19 and its variants, and the effectiveness of the actions to contain or limit their spread.

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and emerging trends. These preventative protocols are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity. Government restrictions or severe outbreaks can impact our operations at certain sites. While all our global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or our health and safety protocols. We may be required, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

We continuously assess our efforts to respond to the COVID-19 pandemic, which have included the following:

•In locations experiencing continued community COVID-19 infections, we prohibit onsite visitors and are generally requiring team members to work from home where possible or practical. Where work from home is not possible, all on-site team members must complete health questionnaires, pass through thermal scanning equipment to ensure they do not have an elevated body temperature, and adhere to physical distancing requirements, mask protocols, and team member separation protocols. We have also enhanced our contact tracing, significantly decreased business travel, and where possible, made ventilation and other health and safety enhancements at our facilities, and provided COVID-19 testing and vaccinations for our team members.
•Following the U.S. Food and Drug Administration’s recent approval of the Pfizer-BioNTech COVID-19 vaccine, we mandated that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, by November 15, 2021.
•We continue to work closely with our customer base to best match our supply to changing market conditions.
•We evaluate our supply chain and communicate with our suppliers to identify supply gaps and have taken steps to provide continuity, to the extent possible, though we expect that constraints within our supply chain for certain IC components may somewhat limit our bit shipments in the near term. In some cases, we have added alternative suppliers and increased our on-hand inventory of raw materials needed in our operations.
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
•We are working with government authorities in the jurisdictions where we operate and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry
4 | 2021 10-K

standards, and best practices to help safeguard our team members, while safely continuing operations at our sites across the globe.

We believe these actions are appropriate and prudent to safeguard our team members, contractors, suppliers, customers, and communities, while allowing us to safely continue operations. We cannot predict how the steps we, our team members, government entities, suppliers, or customers take in response to the COVID-19 pandemic will ultimately impact our business, outlook, or results of operations.

Sales, Markets, and Products

Product Technologies

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, NOR, and other technologies. We sell our products into various markets through our business units in numerous forms, including wafers, components, modules, SSDs, managed NAND, and MCP products. Our system-level solutions, including SSDs and managed NAND, combine NAND, a controller, firmware, and in some cases DRAM.

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in client, cloud server, enterprise, networking, graphics, industrial, and automotive markets. LPDRAM products, which are engineered to meet standards for performance and power consumption, are sold into smartphone and other mobile-device markets (including client markets for Chromebooks and notebook PCs), as well as into the automotive, industrial, and consumer markets.

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

3D XPoint: 3D XPoint is a class of non-volatile technology between DRAM and NAND in the memory and storage hierarchy. In 2021, we ceased development of 3D XPoint technology.

Products by Business Unit and Market

Compute and Networking Business Unit (“CNBU”)

CNBU includes memory products and solutions sold into client, cloud server, enterprise, graphics, and networking markets. CNBU reported revenue of $12.28 billion in 2021, $9.18 billion in 2020, and $9.97 billion in 2019. CNBU sales in 2021 consisted primarily of DRAM products produced on 1x, 1y, and 1z technology nodes. In 2021, we were the first to introduce products built using 1α DRAM process technology, which offers major improvements in bit density, power, and performance. Our 1α DRAM is ramping in various products across PC, server, and mobile and accounted for a meaningful portion of our revenue by the fourth quarter of 2021.

Client: CNBU sales to the client market in 2021 consisted primarily of DDR4 and LPDDR4 DRAM products. Our products sold to the client market support both commercial and consumer PC growth, with growth driven by the rapid deployment of PCs to support the work-from-home and e-learning environments as the world responded to the COVID-19 pandemic.

Cloud Server: CNBU sales to the cloud market in 2021 consisted primarily of our DDR4 DRAM products. The cloud server market continued to experience healthy demand in 2021 due to work-from-home and e-learning environments, video streaming, and significant increases in e-commerce activity around the world. The cloud server market has also been driven, in part, by intelligent edge devices capable of artificial intelligence and augmented reality that store and access data in the cloud. Cloud servers supporting artificial intelligence and data-centric workloads require significantly increasing quantities of DRAM and, as the number and capabilities of these intelligent edge devices increase, more data is stored, processed, and accessed in the cloud, creating a virtuous cycle between the cloud and edge devices.

Enterprise: CNBU sales to the enterprise market in 2021 consisted primarily of our DDR4 DRAM products. In 2021, we continued to make progress on our transition to DDR5, which doubles bandwidth and reduces power consumption, and we are on track to support customers as they begin to introduce DDR5-enabled platforms in the second half of calendar year 2021. The enterprise market is driven by hybrid cloud growth as part of the ongoing digital transformation.

Graphics: CNBU sales to the graphics market in 2021 consisted primarily of GDDR6 graphics products. In late 2020, we started shipping GDDR6 DRAM products for next-generation gaming consoles and also introduced our GDDR6X graphics memory, which delivers unprecedented speed and bandwidth for high-performance graphics and computing. The graphics market is driven by the need for high-performance, high-bandwidth, and cost-effective memory solutions. Our GDDR6 and GDDR6X DRAM graphics products are incorporated into game consoles, PC graphics cards, and graphics processing unit-based data center solutions, which are the driving force behind applications such as artificial intelligence, virtual and augmented reality, 4K and 8K gaming, and professional design. Our GDDR6X products feature innovative signal transmission technology enabling the industry’s fastest GDDR for compute and graphics workloads.

Networking: CNBU sales to the networking market in 2021 consisted primarily of DDR4 and DDR3 DRAM products. In 2021, demand was driven, in part, by increased 5G build-out in certain geographic locations to further support the growth of the advanced 5G networking infrastructure.

3D XPoint: CNBU sales of 3D XPoint memory consisted primarily of wafers sold to Intel.

Mobile Business Unit (“MBU”)

MBU includes memory products sold into smartphone and other mobile-device markets and includes discrete NAND, DRAM, and managed NAND. MBU managed NAND includes embedded multi-media controller (“e.MMC”) and universal flash storage (“UFS”) solutions, each of which combine high-capacity NAND with a high-speed controller and firmware, and eMCP/uMCP products, which combine an e.MMC/UFS solution with LPDRAM. MBU reported revenue of $7.20 billion in 2021, $5.70 billion in 2020, and $6.40 billion in 2019. In the first quarter of 2021, we were the first to market with uMCP5, the industry’s first UFS 3.1 multichip package with LPDDR5, which combines high-performance, high-density, and low-power memory and storage in one compact package, equipping smartphones to handle data-intensive 5G workloads with dramatically increased speed and power efficiency. In the second quarter of 2021, we began shipping 1α node-based LPDDR4x DRAM, which provides power-efficiency improvements ideal for preserving battery life in mobile phones with memory intensive use cases like smart photography. In 2021, we also began volume shipments of our 176-layer NAND UFS 3.1 mobile solution, which features improved performance, faster downloads, and smoother application response times, enabling 5G mobile experiences.

Smartphone: MBU sales to the smartphone market in 2021 consisted primarily of LPDDR4, LPDDR5, and managed NAND solutions. In 2021, we achieved record MCP revenue as we benefited from the growth in 5G-enabled smartphones. High-end smartphones incorporate higher levels of NAND and LPDRAM that enable features such as larger 4K displays, multiple high-resolution cameras, and 4K high-dynamic range video recording. Additionally, our smartphone products are utilized by OEMs to enable artificial intelligence, augmented reality, and life-like virtual reality capabilities into high-end phones, including facial and voice recognition, real-time translation, fast image search, and scene detection.

Other: MBU sales in 2021 also included products sold into the feature and disposable phone markets, mobile PC, and tablet markets. Sales primarily consisted of LPDDR4, uMCPs, and eMCPs.

6 | 2021 10-K

Storage Business Unit (“SBU”)

SBU includes SSDs and component-level solutions sold into enterprise and cloud, client, and consumer storage markets and discrete NAND sold in component and wafer forms for usage in various markets. SBU reported revenue of $3.97 billion in 2021, $3.77 billion in 2020, and $3.83 billion in 2019. In 2021, we began volume shipments of the world’s first 176-layer 3D NAND flash memory. Based on our second-generation replacement-gate architecture, our 176-layer NAND is the industry’s most advanced node in high-volume production. In 2021, we drove an increased mix of our QLC NAND technology. The low cost per bit of our NAND QLC technology enables us to offer SSD products at a price point that drives accelerated replacement of hard disk drives in a number of market segments. QLC SSD adoption continues to grow and the majority of our client SSD bits shipped in the fourth quarter of 2021 included NAND with our QLC technology.

SSDs: SSD storage products incorporate NAND, a controller, and firmware and offer significant performance and features over hard disk drives, including smaller form factors, faster read and write speeds, higher reliability, and lower power consumption. We offer SSD solutions utilizing our NAND technology to the enterprise and cloud, client, and consumer markets.

Enterprise and Cloud SSDs: SBU sales to the enterprise and cloud SSD markets in 2021 consisted primarily of our 5210, 5300, 7300, and 9300 series SSDs. In 2021, we enhanced our portfolio of NVMe SSDs and in the first quarter of 2022, we announced the availability of our PCIe Gen4 enterprise SSDs with Micron-designed controllers. The enterprise and cloud storage markets are driven by the growth of applications that store, access, and analyze data in the cloud. Applications such as artificial intelligence servers require fast access to data with low latency, predictable performance, and high storage capacities.

Client SSDs: SBU sales to the client SSD market in 2021 consisted primarily of our 2300 and 2210 series client SSDs. Our client SSDs, targeted for leading personal computer OEMs, have mostly replaced hard disk drives used in notebooks, desktops, workstations, and other consumer applications, and deliver high performance, power efficiency, security, and capacity. In 2021, we announced volume production of our first PCIe Gen4 SSDs, the Micron 2450 and 3400, built with our 176-layer NAND and available in a variety of form factors.

Consumer SSDs: SBU sales to the consumer SSD market in 2021 consisted primarily of our Crucial-branded MX500 and BX500 SATA SSDs and our P1, P2, P5, and P5 Plus PCIe SSDs, which utilize our NAND QLC and TLC technologies. We had record consumer SSD revenue in 2021, assisted by the growth of our QLC SSDs, and we continued to transition our product line of consumer SSDs from SATA to NVMe. In 2021, we began shipping 176-layer NAND based consumer SSDs and announced the availability of our Crucial P5 Plus PCIe SSDs as an expansion of our NVMe SSD portfolio to offer high-performance internal Gen4 storage options to consumers. We also expanded our consumer portable SSD portfolio by introducing the high-capacity 4TB and value-priced 500GB Crucial X6 external SSDs to offer consumers more options for external storage performance, capacity and value at any price point. Our consumer SSD solutions are replacing installed hard disk drives as end users and system builders/integrators seek the higher performance, power savings, and reliability of SSDs.

Components and Wafers: SBU sales of components in 2021 consisted primarily of our 96-layer and 176-layer TLC and QLC NAND products.

Embedded Business Unit (“EBU”)

EBU includes memory and storage products sold into industrial, automotive, and consumer markets and includes discrete and module DRAM, discrete NAND, managed NAND, SSDs, and NOR. EBU reported revenue of $4.21 billion in 2021, $2.76 billion in 2020, and $3.14 billion in 2019. The embedded market has traditionally been characterized by long life-cycle DRAM and non-volatile products manufactured on mature process technologies. With strong trends of digitization, connectivity, and intelligence in every device, demand continues to grow for leading-edge products from newer process technologies emerging in the embedded market. Our embedded products enable edge devices to store, connect, and transform information in the internet of things (“IoT”) market and are utilized in a diverse set of applications in the automotive, industrial, and consumer markets.

Industrial: EBU sales to the industrial market in 2021 consisted primarily of DDR4 and DDR3 DRAM, LPDDR4 DRAM, SLC NAND, NAND MCPs, and NOR. Our products enable applications in the growing industrial IoT market, including machine-to-machine communication, factory automation, transportation, surveillance, retail, and smart infrastructure.

Automotive: EBU sales to the automotive market in 2021 consisted primarily of LPDDR4 DRAM, e.MMC managed NAND, DDR3 DRAM, and LPDDR2 DRAM. In 2021, we began sampling the industry’s first automotive-grade LPDDR5 that is hardware-evaluated to meet the most stringent Automotive Safety Integrity Level, ASIL D. We also began sampling the industry’s first UFS 3.1 solution for automotive applications. Advancements in autonomous driving, advanced driver-assistance systems, and in-vehicle infotainment systems continue to increase the requirements for high-performing memory and storage products, with higher reliability requirements for leading-edge products. Automotive memory and storage products enable connected, advanced infotainment systems with increasingly larger and higher definition displays and support improved voice and gesture control. In addition, our products enable increasingly advanced vision and sensor based automated systems to support driver assistance solutions and vehicle safety. Our comprehensive and expanding portfolio of DRAM, NAND, and NOR solutions to the automotive market, as well as our extensive customer support network, enable us to maintain our strong leadership position in this market.

Consumer: EBU sales to the consumer market in 2021 consisted primarily of our LPDDR4 DRAM, DDR3 DRAM, and SLC NAND. These embedded memory and storage solutions are used in a diverse set of consumer products, including service provider and IP set-top boxes, digital home assistants, digital still and video cameras, home networking, ultra-high definition televisions, and many more applications. Our embedded memory and storage solutions enable edge devices in the consumer products market to store, connect, and transform information in the IoT.

Marketing and Customers

We seek to build collaborative relationships with our customers to understand their unique opportunities and challenges. By engaging with our customers early in the product life-cycle to identify and design features and performance characteristics into our products, we are able to manufacture products that anticipate and address our customers’ changing needs. Collaborating with our customers on their design needs in changing end markets and meeting their timelines for qualifying new products, allows us to differentiate our memory and storage solutions, which provides greater value to our customers.

Our semiconductor memory and storage products are offered under our Micron and Crucial brand names and through private labels. We market our semiconductor memory and storage products primarily through our own direct sales force and maintain sales or representative offices to support our worldwide customer base. Our products are also offered through independent sales representatives, distributors, and retailers. Our independent sales representatives obtain orders, subject to final acceptance by us, and we then make shipments against these orders directly to customers or through our distributors. Our distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors’ products. We sell our Crucial-branded products through a web-based customer direct sales channel as well as through channel and distribution partners. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products.

Due to volatile industry conditions, our customers are generally reluctant to enter into long-term, fixed-price purchase contracts. We typically accept orders with acknowledgment that pricing, quantity, and other terms may be adjusted to reflect market conditions at the time of shipment.

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. For other information regarding our concentrations and customers, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Certain Concentrations.”

Competitive Conditions

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Kioxia Holdings Corporation (formerly Toshiba Memory Corporation); Samsung Electronics Co., Ltd.; SK hynix Inc.; and Western Digital Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand
8 | 2021 10-K

downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage. We and our competitors generally seek to improve yields, reduce die size in product designs, or increase production capacity, which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages. Certain of our memory and storage products are manufactured to industry standard specifications and, as such, have similar performance characteristics to those of our competitors. For these products, the principal competitive factors are generally price and performance characteristics including operating speed, power consumption, reliability, compatibility, size, and form factor. Some of our competitors may use aggressive pricing to obtain market share or take business of our key customers.

Some governments may provide, or have provided, and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China’s stated national policy objectives. In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies. Some of our competitors may benefit from policies and regulations that favor domestic companies or may not be subject to certain regulations or restrictions to which we are subject, which may allow them access to certain sales opportunities from which we may be restricted. In addition, our customers may redirect their business to our competitors based on government policy, national preference, or other factors.

Manufacturing

We manufacture our products within our own facilities located in Taiwan, Singapore, Japan, the United States, Malaysia, and China, and also utilize subcontractors to perform certain manufacturing processes. Our products are manufactured on 300mm wafers in facilities that generally operate 24 hours per day, seven days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. Our DRAM, NAND, and NOR products share a number of common manufacturing processes, enabling us to leverage our product and process technology and certain resources and manufacturing infrastructure across these product lines.

Our process for manufacturing semiconductor products is complex and involves numerous precise steps, including wafer fabrication, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effectively deploying those techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, 3D non-volatile layers, NAND cell levels, process complexity (including the number of mask layers and fabrication steps), and manufacturing yield. Other factors include the cost and sophistication of manufacturing equipment, equipment utilization, cost of raw materials, labor productivity, package type, cleanliness of our manufacturing environment, and utilization of subcontractors to perform certain manufacturing processes. As we continue to increase our production of high value products and solutions, manufacturing costs are increasingly affected by the costs of application-specific integrated circuit (ASIC) controllers and other semiconductors, advanced and complex packaging configurations, and testing at progressively higher performance speeds and quality levels. We continuously enhance our production processes, increase bits per wafer, transition to higher density products, and utilize advanced testing and assembly processes.

Wafer fabrication occurs in a highly-controlled clean environment to minimize yield loss from contaminants. Despite stringent manufacturing controls, individual circuits may be nonfunctional or wafers may be scrapped due to equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects, or contamination from airborne particles, among other factors. Success of our manufacturing operations depends largely on minimizing defects and improving process margin to maximize yield of high-quality circuits. In this regard, we employ rigorous quality controls throughout the manufacturing, screening, and testing processes. We continue to heighten quality control as our product offerings expand into higher-end segments that require increasing performance targets.

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

In recent years, we have produced an increasingly broad portfolio of products and system solutions, which enhances our ability to allocate resources to our most profitable products but also increases the complexity of our manufacturing and supply chain operations. Although our product lines generally use similar manufacturing processes, our costs can be affected by frequent conversions to new products; the allocation of manufacturing capacity to more complex, smaller-volume products; and the reallocation of manufacturing capacity across various product lines.

Resources

Supply Chain, Materials, and Third-Party Service Providers

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source. Various factors could impact the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future.

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistic carriers, and other service providers. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity and/or quantity, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when we need it or at reasonable prices. Inflationary pressures and shortages may increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes in the required timeframe resulting in a shortage of parts, materials, or capacity needed to manufacture our products.

Trade disputes or other political conditions, economic conditions, or public health issues, such as COVID-19, may limit our ability to obtain materials necessary to produce Micron products. Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals available primarily from China. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

10 | 2021 10-K

Patents and Licenses

As of September 2, 2021, we owned approximately 15,400 active U.S. patents and 7,300 active foreign patents. In addition, we have thousands of U.S. and foreign patent applications pending. Our patents have various terms expiring through 2041.

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

Research and Development

Our R&D efforts are focused primarily on development of industry leading memory and storage solutions that enable continuous improvement in performance and cost structure for our products. We are focused on developing new fundamentally different memory structures, materials, and packages designed to facilitate our transition to next generation products. Additional R&D efforts focus on the enablement of advanced computing, storage, and mobile memory architectures and the investigation of new opportunities that leverage our core semiconductor expertise. Product design and development efforts include high-density DDR4, DDR5, LPDDR4, LPDDR5, High Bandwidth Memory, Compute Express Link (CXL) based products, and advanced graphics DRAM; 3D NAND (including TLC and QLC technologies); mobile and storage solutions (including firmware and controllers); managed NAND; SSDs; and other memory technologies and systems.

To compete in the semiconductor memory and storage markets, we must continue to develop technologically advanced products and processes. The continued evolution of our semiconductor product offerings is necessary to meet expected customer requirements for memory and storage products and solutions. Our process, design, firmware, controller, package, and system development efforts occur at multiple locations across the world. Our primary R&D centers are located in Boise, Idaho; Singapore; Japan; Taiwan; Italy; China; India; Germany; and other sites in the United States.

R&D expenses vary primarily with the number of development and pre-qualification wafers processed and end-product solutions developed, personnel costs, and the cost of advanced equipment dedicated to new product and process development, such as investments in EUV lithography equipment. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through internal reviews and tests for performance, functionality, and reliability. R&D expenses can vary significantly depending on the timing of product qualification.

Human Capital

We depend on a highly educated and experienced workforce to design, develop, and manufacture high-quality, cutting-edge memory and storage solutions. As of September 2, 2021, we had approximately 43,000 employees located in the following regions:

Region	Percent	Percent Women

Asia	74%	34%
United States	24%	19%
Europe	2%	21%
Total	100%	30%

As of September 2, 2021, 30% of our global workforce were women, compared to 29% as of September 3, 2020. 23% of our technical or engineering roles were held by women, as compared to 21% on September 3, 2020. Women comprised 15% of our senior leaders as of September 2, 2021, as compared to 13% as of September 3, 2020.

In 2021, we added one female director to our Board of Directors, resulting in a Board of Directors that is comprised of four men and four women as of September 2, 2021, compared to five men and three women as of September 3, 2020. In addition, as of September 2, 2021, based on self-identification, one member of our Board of Directors is Asian, one member is African-American, and six members are White. One member of our Board of Directors is a veteran of the U.S. military.

Talent Acquisition, Engagement, and Retention

Finding and retaining the best and brightest people in an extremely competitive industry environment is a strategic imperative for our business. We have partnerships with colleges and universities worldwide and through this collaboration, we offer curricula and mentorship programs that reinforce awareness of and engagement with Micron among students and graduates. In addition, we use artificial intelligence to reduce or eliminate the potential for bias from resumes, allowing us to focus on individual merit over personal characteristics.

Periodically, we invite all team members to participate in our internal engagement survey, which covers questions that measure and provide insight into leadership and inclusive behaviors. In April 2021, 88% of our team members participated in the survey. Management uses feedback from the survey to identify and implement continuous improvements to our culture and workplace practices.

Compensation and Benefits

Our compensation programs are designed to support our team members’ financial and personal well-being by providing a valuable return for their contributions to the company. Our total compensation strategy includes base salary, annual bonuses, equity awards, a discounted stock purchase plan, and a comprehensive benefits package.

Diversity, Equality & Inclusion

We have made powerful commitments in 2021 to hold ourselves even more accountable for progress towards diversity, equality, and inclusion (DEI), by setting six global DEI commitments:

•Increase representation of underrepresented groups
•Drive equitable pay and inclusive benefits
•Strengthen our culture of inclusion
•Advocate for racial and LGBTQ+ equality
•Engage with minority-owned financial institutions for cash management
•Increase representation and spend with diverse suppliers

We have a regular review of pay globally, including base pay and stock awards, to drive compensation equitability. In 2021, we achieved comprehensive global pay equity for all employees in total compensation across base,
12 | 2021 10-K

bonuses, and stock rewards. In addition, a portion of our company-wide annual bonus program is based on the achievement of DEI-related goals.

Health, Safety, and Wellness

Proactive efforts to prevent occupational illnesses and injuries allow us to maintain a safe, healthy, and secure workplace. Each of our sites have health and safety committees, which are designed to promote overall operations and communications regarding safety and to help lead and implement secure and compliant work areas. Our safety program creates a unified corporate safety culture by establishing a formal training structure and common safety practices across our global facilities.

In addition to our proactive efforts on safety, we have increased our focus on providing enhanced services to our team members including free mental health and counseling support, providing critical-incident stress management services and emotional support sessions, launching a work-from-home toolkit, and encouraging team members to earn incentives by participating in well-being challenges and measuring their personal progress.

In response to the COVID-19 pandemic, we went well beyond local, state, and federal requirements. With COVID-19 vaccines now available, we have launched a task force to monitor vaccine availability for team members, provided on-site vaccinations where available, provided monetary incentives, and, for U.S. team members, required vaccinations to improve vaccination rates. See “Item 1. Business – Overview – Impact of COVID-19 on Our Business.”

We are a member of the Responsible Business Alliance (RBA), a group of leading companies focused on promoting responsible working conditions, ethical business practices, and environmental stewardship throughout our global supply chain. We strive to adhere to both our Code of Business Conduct and Ethics (available on our website) and the RBA code of conduct, which is a demonstration of our commitment to integrity and responsible practices.

Government Regulations

Our worldwide business activities are subject to various federal, state, local, and foreign laws and our products are governed by a number of rules and regulations. Compliance with these laws, rules, and regulations are presently not material to our results of operations, capital expenditures, or competitive position. Nevertheless, compliance with existing or future government laws, including, but not limited to, our operations, products, global trade, business acquisitions, employee health and safety, and taxes could have a material adverse effect on our future results of operations, capital expenditures, or competitive position. See “Item 1A. Risk Factors” for a discussion of these potential impacts.

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

Trade Regulations

Sales of our memory and storage products, and the transfer of related technical information and know-how, including support, are subject to laws and regulations governing international trade, including, but not limited to, export control, customs, and sanctions regulations administered by U.S. government agencies such as the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the Office of Foreign Asset Control of the U.S. Department of the Treasury. Other jurisdictions, such as the European Union or China, also maintain, or may implement, similar laws and regulations with which we must comply. Any such laws or regulations may require that we either obtain licenses or other authorizations to export certain of our products or sell them to certain countries, companies, or individuals, or, in the absence of such licenses or authorizations, not export or sell the applicable products or transfer the related technical information and know-how to the affected countries, companies, or individuals. In addition, increased tariffs imposed by the countries in which our products are sold can increase the cost of our product to our customers. The laws and regulations that govern international trade change frequently, sometimes without advance notice. See “Item 1A. Risk Factors – Risks Related to Laws and Regulations – Trade regulations have restricted our ability to sell our products to several customers, could restrict our ability to sell our products to other customers or in certain markets, or could otherwise restrict our ability to conduct operations” and “ – Risks Related to Our Business, Operations, and Industry – We face geopolitical and other risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.”

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

14 | 2021 10-K

Information About Our Executive Officers

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. All officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

The following presents information, as of September 2, 2021, about our executive officers:

Scott R. Allen
Corporate Vice President and Chief Accounting Officer

Mr. Allen, 53, joined us in September 2020 as Corporate Vice President of Accounting. Mr. Allen was named Corporate Vice President and Chief Accounting Officer in October 2020. From August 2016 to September 2020, Mr. Allen held several executive roles at NetApp,Inc. including Senior Vice President, Chief Accounting Officer. Mr. Allen holds a Bachelor of Business Administration in Accounting from Siena College.

April S. Arnzen
Senior Vice President and Chief People Officer
Ms. Arnzen, 50, joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was named Senior Vice President, Human Resources in June 2017 and named Senior Vice President and Chief People Officer in October 2020. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho and is a graduate of the Stanford Graduate School of Business Executive Program.

Manish Bhatia
Executive Vice President, Global Operations
Mr. Bhatia, 49, joined us in October 2017 as our Executive Vice President, Global Operations. From May 2016 to October 2017, Mr. Bhatia served as the Executive Vice President of Silicon Operations at Western Digital Corporation. From March 2010 to May 2016, Mr. Bhatia held several executive roles at SanDisk Corporation including Executive Vice President of Worldwide Operations until it was acquired by Western Digital in May 2016. Mr. Bhatia holds a BS and MS in Mechanical Engineering and an MBA, each from the Massachusetts Institute of Technology.

Michael W. Bokan
Senior Vice President, Worldwide Sales
Mr. Bokan, 60, joined us in 1996 and has served in various leadership positions since that time. Mr. Bokan was named Senior Vice President, Worldwide Sales in October 2018. Mr. Bokan holds a BS in Business Administration from Colorado State University.

Scott J. DeBoer
Executive Vice President, Technology & Products
Dr. DeBoer, 55, joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer was named Executive Vice President, Technology Development in June 2017 and named Executive Vice President, Technology & Products in September 2019. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

Sanjay Mehrotra
President, Chief Executive Officer, and Director
Mr. Mehrotra, 63, joined us in May 2017 as our President, Chief Executive Officer, and Director. Mr. Mehrotra co-founded and led SanDisk Corporation as a start-up in 1988 until its eventual sale in May 2016, serving as its President and Chief Executive Officer from January 2011 to May 2016, and as a member of its Board of Directors from July 2010 to May 2016. Mr. Mehrotra served as a member of the Board of Directors for Cavium, Inc. from July 2009 until July 2018 and for Western Digital Corp. from May 2016 to February 2017 and currently serves as a member of the Board of Directors of CDW Corporation. Mr. Mehrotra holds a BS and an MS in Electrical Engineering and Computer Science from the University of California, Berkeley and is a graduate of the Stanford Graduate School of Business Executive Program.

Joel L. Poppen
Senior Vice President, Legal Affairs, General Counsel, and Corporate Secretary

Mr. Poppen, 57, joined us in October 1995 and has held various leadership positions since that time. Mr. Poppen was named Vice President, Legal Affairs, General Counsel, and Corporate Secretary in December 2013 and named Senior Vice President, Legal Affairs, General Counsel, and Corporate Secretary in June 2017. Mr. Poppen holds a BS in Electrical Engineering from the University of Illinois and a JD from the Duke University School of Law.

Sumit Sadana
Executive Vice President and Chief Business Officer

Mr. Sadana, 52, joined us in June 2017 as our Executive Vice President and Chief Business Officer. From April 2010 to May 2016, Mr. Sadana served in various roles at SanDisk Corporation, including Executive Vice President, Chief Strategy Officer, and General Manager, Enterprise Solutions until it was acquired by Western Digital in May 2016. Mr. Sadana currently serves on the Board of Directors of Silicon Laboratories, Inc. Mr. Sadana holds a B.Tech. in Electrical Engineering from the Indian Institute of Technology, Kharagpur, India and an MS in Electrical Engineering from Stanford University.

David A. Zinsner
Senior Vice President and Chief Financial Officer
Mr. Zinsner, 52, joined us in February 2018 as our Senior Vice President and Chief Financial Officer. From April 2017 to February 2018, Mr. Zinsner served as the President and Chief Operating Officer of Affirmed Networks. From January 2009 to April 2017, Mr. Zinsner served as the Senior Vice President of Finance and Chief Financial Officer of Analog Devices. From July 2005 to January 2009, Mr. Zinsner served as the Senior Vice President and Chief Financial Officer of Intersil Corporation. Mr. Zinsner holds an MBA, Finance and Accounting from Vanderbilt University and a BS in Industrial Management from Carnegie Mellon University.

There are no family relationships between any of our directors or executive officers.

Available Information

Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000. Information about us is available at our website, www.micron.com. Also available on our website are our Corporate Governance Guidelines, Governance and Sustainability Committee Charter, Compensation Committee Charter, Audit Committee Charter, Finance Committee Charter, Security Committee Charter, and Code of Business Conduct and Ethics. Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website within four business days of the amendment or waiver. Copies of these documents are available to shareholders upon request. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Investors and others should note that we announce material financial information about our business and products through a variety of means, including our investor relations website (investors.micron.com), filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, and webcasts. We use
16 | 2021 10-K

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

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, this section discusses important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us. Any of these factors could have a material adverse effect on our business, results of operations, financial condition, or stock price. Our operations could also be affected by other factors that are presently unknown to us or not considered significant.

Risk Factor Summary

Risks Related to Our Business, Operations, and Industry
•the effects of the COVID-19 pandemic;
•volatility in average selling prices of our products;
•our ability to maintain or improve gross margins;
•the highly competitive nature of our industry;
•our ability to develop and produce new and competitive memory and storage technologies, products, and markets;
•dependency on specific customers, concentration of revenue with a select number of customers, and customers who are located internationally;
•our international operations, including geopolitical risks;
•limited availability and quality of materials, supplies, and capital equipment and dependency on third-party service providers for ourselves and our customers;
•products that fail to meet specifications, are defective, or are incompatible with end uses;
•disruptions to our manufacturing operations from natural disasters or other events;
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

Risks Related to Laws and Regulations
•compliance with tariffs, trade restrictions, and/or trade regulations;
•tax expense and tax laws in key jurisdictions; and
•compliance with laws, regulations, or industry standards.

Risks Related to Capitalization and Financial Markets
•our ability to generate sufficient cash flows or obtain access to external financing;
•our debt obligations;
•changes in foreign currency exchange rates;
•counterparty default risk;
•volatility in the trading price of our common stock; and
•fluctuations in the amount and timing of our common stock repurchases and payment of cash dividends and resulting impacts.

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

The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread are uncertain and difficult to predict, but may include, and in some cases, have included and may continue to include:

•A decrease in short-term and/or long-term demand and/or pricing for our products and global economic volatility that could reduce demand and/or pricing for our products, resulting from the spread of COVID-19 and/or the actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and the spread of COVID-19, such as travel restrictions, quarantines, and business shutdowns or slowdowns;
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
◦increased costs, business disruptions, attrition, and/or reduced employee morale resulting from our mandate that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, by November 15, 2021, as a condition of working for us;
◦increased costs for, or unavailability of, transportation, raw materials, components, electricity and/or other energy sources, or other inputs necessary for the operation of our business;
◦reductions in, or cessation of operations at any site or in any jurisdiction resulting from government restrictions on movement and/or business operations or our measures to prevent and/or mitigate the spread of COVID-19 at one or more of our sites, such as we have experienced at some of our facilities from time to time since the start of the COVID-19 pandemic;
◦our inability to continue, or increased costs of, construction projects due to delays in obtaining materials, equipment, labor, engineering services, government permits, or any other essential aspect of projects, which could impact our ability to introduce new technologies, reduce costs, or meet customer demand; and
◦disruptions to our supply chain in connection with the sourcing and transportation of materials, components, equipment and engineering support, and services from or in geographic areas that have been impacted by COVID-19, by efforts to contain the spread of COVID-19, or by follow-on effects on the worldwide supply chain;
18 | 2021 10-K

•Deterioration of worldwide credit and financial markets that could: limit our ability to obtain external financing to fund our operations and capital expenditures; result in losses on our holdings of cash and investments due to failures of financial institutions and other parties; or result in a higher rate of losses on our accounts receivable due to credit defaults.

While several COVID-19 vaccines have been approved and are available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines ultimately will be, whether they will be effective in preventing the symptoms and spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations, or financial condition. The continuation of the pandemic or expanded or recurring outbreaks could exacerbate the adverse impact of such measures.

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

	DRAM	NAND
	(percentage change in average selling prices)

2021 from 2020	8%	(12)%
2020 from 2019	(34)%	(9)%
2019 from 2018	(30)%	(47)%
2018 from 2017	36%	(13)%
2017 from 2016	18%	(10)%

We may be unable to maintain or improve gross margins.

Our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to maintain or reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies or additional 3D memory layers or NAND cell levels, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, new products that may require relatively larger die sizes, and start-up or other costs associated with capacity expansion.

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

We and our competitors generally seek to increase wafer capacity, improve yields, and reduce die size in their product designs which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

The competitive nature of our industry could have a material adverse effect on our business, results of operations, or financial condition.

Our future success depends on our ability to develop and produce competitive new memory and storage technologies.

Our key semiconductor memory and storage products and technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, and improving power consumption and reliability. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per-unit cost. We have invested and expect to continue to invest in R&D for new and existing products and process technologies, such as EUV lithography, to continue to deliver advanced product requirements. Such new technologies can add complexity and risk to our schedule and may affect our costs and production output. We may be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies. There can be no assurance of the following:

•that we will be successful in developing competitive new semiconductor memory and storage technologies;
•that we will be able to cost-effectively manufacture new products;
•that we will be able to successfully market these technologies; and
•that margins generated from sales of these products will allow us to recover costs of development efforts.

20 | 2021 10-K

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

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. Our customers’ demand for our products may fluctuate due to factors beyond our control. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. A meaningful change in the inventory strategy of our customers, particularly those in China, could impact our industry bit demand growth outlook. The loss of, or restrictions on our ability to sell to, one or more of our major customers, such as occurred with our former customer, Huawei Technologies, Co. Ltd. (“Huawei”), or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

We face geopolitical and other risks associated with our international sales and operations that could materially adversely affect our business, results of operations, or financial condition.

In 2021, 56% of our revenue was from sales to customers who have headquarters located outside the United States. We ship our products to the locations specified by our customers. Customers with global supply chains and operations may request we deliver products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses. As a result, 89% of our revenue in 2021 was from products shipped to customer locations outside the United States.

A substantial portion of our operations are conducted in Taiwan, Singapore, Japan, Malaysia, China, and India, and many of our customers, suppliers, and vendors also operate internationally. Our operations, and the global supply chain of the technology industry, are subject to a number of risks, including the effects of actions and policies of various governments across our global operations and supply chain. For example, political, economic, or other actions from China could impact Taiwan and its economy, and may adversely affect our operations in Taiwan, our customers, and the technology industry supply chain. In addition, the U.S. government has in the past restricted American firms from selling products and software to certain of our customers and may in the future impose similar bans or other restrictions on sales to one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even when such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose while complying with such restrictions.

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

Our business, results of operations, or financial condition could be adversely affected by the limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers.

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source. Various factors could impact the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future. As a result, we expect that constraints within our supply chain for certain IC components may somewhat limit our bit shipments in the near term, which could have a material adverse effect on our business, results of operations, or financial condition.

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistic carriers, and other service providers. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity and/or quantity, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when we need it or at reasonable prices. As mentioned in the preceding paragraph, we are currently experiencing constraints within our supply chain for certain IC components. Inflationary pressures and shortages, such as those the market is currently experiencing, may increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products.

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

We and/or our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, contagious disease outbreaks, or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Lead times for the supply of materials have been extended in the past. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition. Similarly, if our customers experience disruptions
22 | 2021 10-K

to their supplies, materials, components, or services, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us. For example, currently, some PC customers are adjusting their memory and storage purchases due to shortages of non-memory components that are needed to complete PC builds. Reduction, cancellation, or alteration of the timing of customer purchases could have a material adverse effect on our business, results of operations, or financial condition.

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

Our inability to source materials, supplies, capital equipment, or third-party services could affect our overall production output and our ability to fulfill customer demand. Significant or prolonged shortages of our products could halt customer manufacturing and damage our relationships with these customers. For example, recently several automotive manufacturers have experienced shortages of non-memory semiconductor-based components from other suppliers, forcing a curtailment of production lines. Any damage to our customer relationships as a result of a shortage of our products could have a material adverse effect on our business, results of operations, or financial condition.

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

It is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality, performance, and reliability, often well in advance of a planned ramp of production, in order to secure design wins with our customers. The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread has negatively impacted, and could in the future negatively impact, our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. In addition, some of our components have long lead-times, requiring us to place orders up to a year in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance that:

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

Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs exceed our per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our controller and hardware design as well as our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or controller, hardware design, and firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

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
24 | 2021 10-K

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

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events, including droughts, earthquakes, tsunamis, or other occurrences, such as the recent Taiwan drought, that could disrupt operations, resulting in increased costs, or disruptions to our or our suppliers’ or customers’ manufacturing operations. In addition, our suppliers and customers also have operations in such locations. Other events, including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, previously in response to increasing positive cases of COVID-19 in Johor State, Malaysia, we reduced our workforce on-site at our Muar facility, which reduced output levels from that facility, though it is now operating at normal levels. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. The events noted above have occurred from time to time and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns, including through cyberattacks. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Breaches of our physical security, attacks on our network systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised. The foregoing could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and other highly skilled, diverse employees, as well as effectively manage or plan for succession for key employees. Competition for experienced employees in our industry continues to be intense. Hiring and retaining qualified executives, engineers, technical staff, sales representatives, and other employees is critical to our business. If other employers are perceived as offering a greater degree of workplace flexibility or other employment benefits to employees than us, we may experience difficulty in attracting, retaining, and motivating the employees needed for our business operations. Our inability to attract, retain, and motivate executives and other employees or effectively manage or plan for succession of key employees may inhibit our ability to maintain or expand our business operations. In September 2021, we mandated that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, by November 15, 2021 as a condition of working for us, which could result in increased attrition, loss of critical skills, and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, as well as restrictions on global travel as a result of local or global public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations. If our total compensation programs and workplace culture cease to be viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditional upon achieving or maintaining certain performance obligations and are subject to reduction, termination, or clawback.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, or production in those regions. These incentives may take various forms, including grants, loan subsidies, and tax arrangements, and typically require us to perform or maintain certain levels of investment, capital spending, employment, technology deployment, or research and development activities to qualify for such incentives. We may be unable to obtain significant future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. We also cannot guarantee that we will successfully achieve performance obligations required to qualify for these incentives or that the granting agencies will provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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
26 | 2021 10-K

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

We have ceased development of 3D XPoint technology and on June 30, 2021, we announced that we have entered into a definitive agreement to sell our Lehi facility that was dedicated to 3D XPoint production to TI for cash consideration of $900 million. There is no assurance that we will be able to close the sale to TI in a timely manner or at all. The net assets and liabilities of the Lehi facility were classified as held for sale and are carried at the net consideration expected to be realized from the sale. We recognized a $435 million impairment charge in the third quarter of 2021 and could recognize additional losses as a result of changes in the assets and liabilities prior to the closing date of the transaction. Our inability to close the transaction in a timely manner or additional impairment losses could adversely affect our business, results of operations, or financial condition.

In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

Compliance with customer responsible sourcing requirements and any related regulations could increase our operating costs, or limit the supply and increase the cost of certain materials, supplies, and services, and if we fail to comply, customers may reduce purchases from us or disqualify us as a supplier.

Many of our customers have adopted responsible sourcing programs that require us to periodically report on our environmental, social, and governance efforts to ensure that our performance and the materials, supplies, and services we use and incorporate into the products we sell are consistent with their programs. Some of our customers may elect to disqualify us as a supplier or reduce purchases from us if we are unable to verify that our performance or products meet the specifications of their responsible sourcing programs. Meeting customer requirements may increase operating requirements and costs or limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. From time to time we remove suppliers based on our responsible sourcing requirements and may be unable to replace them in a timely or cost effective manner. This may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products. Our inability to comply with customers’ responsible sourcing requirements or with any related regulations could have a material adverse effect on our business, results of operations, or financial condition.

A downturn in the worldwide economy may harm our business.

The health crisis caused by COVID-19 has adversely affected economic conditions and caused a downturn in the worldwide economy. Downturns in the worldwide economy, including the downturn and subsequent volatility driven by the COVID-19 pandemic, have adversely affected our business in the past. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. Future downturns could also adversely affect our business. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies.” Any claim, with or without merit, could result in significant legal fees that could negatively impact our financial results, disrupt our operations, and require significant attention from our management. We may be associated with and subject to litigation, claims, or arbitration disputes arising from, or as a result of:

•our relationships with vendors or customers, supply agreements, or contractual obligations with our subcontractors or business partners;
•the actions of our vendors, subcontractors, or business partners;
•our indemnification obligations, including obligations to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, trademarks, copyrights, or trade secrets; and
•the terms of our product warranties or from product liability claims.

28 | 2021 10-K

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

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 3, 2021, several plaintiffs filed a substantially identical complaint in the U.S. District Court for the Northern District of California purportedly on behalf of a nationwide class of indirect purchasers of DRAM products. On July 19, 2021, the District Court dismissed the May 3, 2021 complaint pursuant to an agreement between the plaintiffs and Micron providing that the plaintiffs may refile the complaint if the District Court’s December 21, 2020 dismissal order is not affirmed on appeal.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purported to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief. On September 3, 2021, the District Court granted Micron’s motion to dismiss the further amended complaint with prejudice.

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

30 | 2021 10-K

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

In 2021, 89% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of equipment and supplies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including in Taiwan, Singapore, Japan, Malaysia, and China.

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

Escalating tensions between the United States and China have led to increased trade restrictions and have affected customer ordering patterns. For example, the U.S. Bureau of Industry and Security (“BIS”) has enacted increasingly broad trade restrictions with respect to Huawei (which represented approximately 10% of our revenue in the fourth quarter of 2020), culminating with restrictions that took effect on September 15, 2020 and that prevent us and many other companies from shipping products to Huawei. We cannot predict the duration these restrictions will remain in place, whether the BIS will grant us or others licenses to ship products to Huawei, or whether the BIS or other U.S. or foreign government entities will enact similar restrictions with respect to other customers, markets, or products. We may not be able to replace the lost revenue opportunities associated with such restrictions.

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

We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of tax reform by the United States. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. The current administration has various proposals that, if enacted, would increase U.S. federal income taxes on corporations. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

32 | 2021 10-K

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

Risks Related to Capitalization and Financial Markets

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, pay our dividend, and make adequate capital investments.

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

We estimate capital expenditures in 2022 for property, plant, and equipment, net of partner contributions, will be between approximately $11 billion and $12 billion. Investments in capital expenditures may not generate expected returns or cash flows. In addition, we invest our capital in areas that we believe best align with our business strategy and will yield future profitability. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in completion and ramping of new production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures, which could have a material adverse effect on our business, results of operations, or financial condition.

In the past we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us or at all. We have experienced volatility in our cash flows and operating results and may continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of future borrowings and make it difficult for us to obtain financing on terms acceptable to us or at all. There can be no assurance that we will be able to generate sufficient cash flows, access capital or credit markets, or find other sources of financing to fund our operations, make debt payments, pay our quarterly dividend, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of September 2, 2021 we had debt with a carrying value of $6.78 billion and $2.50 billion of our Revolving Credit Facility was available to us. Our debt obligations could adversely impact us as follows:

•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, R&D expenditures, payment of dividends, and other business activities;
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
•increase our vulnerability to adverse economic and semiconductor memory and storage industry conditions; and
•increase our exposure to interest rate risk from variable rate indebtedness.

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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Malaysian ringgit, Singapore dollar, New Taiwan dollar, and yen. In addition, a significant portion of our manufacturing costs are denominated in foreign currencies. Exchange rates for some of these currencies against the U.S. dollar have been volatile and may be volatile in future periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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
34 | 2021 10-K

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

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial estimates by us or financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, and broad market and industry fluctuations.

Our operating results have fluctuated in the past and will continue to do so, sometimes materially. Many of the matters discussed in this Risk Factors section could impact our operating results in any fiscal quarter or year. If our operating results fall below our forecasts and the expectations of public market analysts and investors, the trading price of our common stock may decline.

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

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 66.4 million shares for $2.66 billion in 2019, 3.6 million shares for $176 million in 2020, and 15.6 million shares for $1.20 billion in 2021.These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

There can be no assurance that we will continue to declare cash dividends in any particular amounts or at all.

Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.

Future dividends, if any, and their timing and amount, may be affected by, among other factors: our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho. In addition to our principal facilities described below, we own or lease numerous other facilities in locations throughout the world used for design, R&D, and sales and marketing activities. The following is a summary of our principal facilities as of September 2, 2021:

Micron
United States
Boise, Idaho
Lehi, Utah
Manassas, Virginia
San Jose, California
China
Xi'an
Japan
Hiroshima
Taiwan
Taichung
Taoyuan
Malaysia
Muar
Penang
Singapore
3 Locations

Location	Principal Operations

Taiwan	R&D, wafer fabrication, component assembly and test, module assembly and test
Singapore	R&D, wafer fabrication, component assembly and test, module assembly and test
Japan	R&D, wafer fabrication
United States	R&D, wafer fabrication, reticle manufacturing
Malaysia	Component assembly and test, module assembly and test
China	Component assembly and test, module assembly and test

We generally utilize all of our manufacturing capacity; however, a portion of our MTU facility was underutilized for 2021, 2020, and 2019 and was classified as held for sale as of September 2, 2021. We believe that our existing facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment, other than goodwill. (See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lehi, Utah Fab and 3D XPoint” and “ – Geographic Information.”)

36 | 2021 10-K

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Market Information

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “MU.”

Holders of Record

As of October 1, 2021, there were 1,844 shareholders of record of our common stock.

Dividends

On August 2, 2021, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share, payable in cash on October 18, 2021, to shareholders of record as of the close of business on October 1, 2021.

We currently expect quarterly dividends to continue in future periods and aim to grow our dividend payments over time. However, the declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, such as our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant. We cannot guarantee that we will continue to pay a dividend in any future period.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information to be included in our 2021 Proxy Statement under the section entitled “Equity Compensation Plan Information,” which will be filed with the SEC within 120 days after September 2, 2021.

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

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

June 4, 2021	–	July 8, 2021	1,872,825	$80.48	1,872,825
July 9, 2021	–	August 5, 2021	7,735,146	76.63	7,735,146
August 6, 2021	–	September 2, 2021	4,242,303	72.29	4,242,303
			13,850,274	$75.82	13,850,274	$5,962
Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2016, through August 31, 2021. We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

38 | 2021 10-K

The performance graph above assumes $100 was invested on August 31, 2016 in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX). Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	2016	2017	2018	2019	2020	2021

Micron Technology, Inc.	$100	$194	$318	$275	$276	$447
S&P 500 Composite Index	100	116	139	143	174	229
Philadelphia Semiconductor Index (SOX)	100	141	181	198	303	464

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 2, 2021. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contained 52 weeks, fiscal 2020 contained 53 weeks, and fiscal 2019 contained 52 weeks. Our fourth quarter of fiscal 2020 contained 14 weeks and all other fiscal quarters in the years presented contained 13 weeks. All tabular dollar amounts are in millions, except per share amounts.

For an overview of our business and certain related trends, see “Part I – Item 1. Business – Overview.”

Results of Operations

Consolidated Results

For the year ended	2021		2020		2019

Revenue	$27,705	100%	$21,435	100%	$23,406	100%
Cost of goods sold	17,282	62%	14,883	69%	12,704	54%
Gross margin	10,423	38%	6,552	31%	10,702	46%

Research and development	2,663	10%	2,600	12%	2,441	10%
Selling, general, and administrative	894	3%	881	4%	836	4%
Restructure and asset impairments	488	2%	60	—%	(29)	—%
Other operating (income) expense, net	95	—%	8	—%	78	—%
Operating income	6,283	23%	3,003	14%	7,376	32%

Interest income (expense), net	(146)	(1)%	(80)	—%	77	—%
Other non-operating income (expense), net	81	—%	60	—%	(405)	(2)%
Income tax (provision) benefit	(394)	(1)%	(280)	(1)%	(693)	(3)%
Equity in net income (loss) of equity method investees	37	—%	7	—%	3	—%
Net income attributable to noncontrolling interests	—	—%	(23)	—%	(45)	—%
Net income attributable to Micron	$5,861	21%	$2,687	13%	$6,313	27%

Total Revenue: Total revenue for 2021 increased 29% as compared to 2020 primarily due to increases in DRAM and NAND sales. Sales of DRAM products for 2021 increased 38% as compared to 2020 primarily due to growth in bit shipments in the high-20% range and a high single-digit percent increase in average selling prices. Sales of NAND products for 2021 increased 14% as compared to 2020 primarily due to increases in bit shipments in the high-20% range, partially offset by a low-10% range decline in average selling prices. In the first quarter of 2022, we expect that our bit shipments may be adversely impacted as some customers are adjusting their memory and storage purchases due to shortages of non-memory components and due to constraints within our supply chain for certain IC components.

Total revenue for 2020 decreased 8% as compared to 2019 primarily due to a decline in DRAM sales partially offset by an increase in NAND sales. Sales of DRAM products for 2020 decreased 14% as compared to 2019 as average selling prices declined in the mid-30% range due to challenging market conditions, partially offset by growth in bit shipments in the low-30% range driven by cloud server, enterprise server, and mobile markets. Sales of NAND products for 2020 increased 14% as compared to 2019 primarily due to increases in bit shipments in the mid-20% range driven by sales of SSDs to data center customers and sales of managed NAND products, partially offset by a high-single-digit percent decline in average selling prices.

Overall Gross Margin: Our overall gross margin percentage increased to 38% for 2021 from 31% for 2020, primarily due to the increases in DRAM average selling prices and cost reductions resulting from strong execution in delivering products featuring advanced technologies, partially offset by the declines in NAND average selling prices. Our gross margins included the impact of underutilization costs at MTU of $335 million for 2021, $557 million for 2020, and $384 million for 2019. Underutilization costs at MTU declined in 2021 primarily due to the plan to sell MTU’s Lehi facility and classification of assets as held for sale at the end of the second quarter of 2021, which resulted in the cessation of depreciation on those assets (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lehi, Utah Fab and 3D XPoint”). Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to first-in, first-out (“FIFO”). Concurrently, as of the beginning of the second quarter of 2021, we modified our inventory cost absorption processes used to estimate inventory values, which affects the timing of when costs are recognized. These changes resulted in a one-time increase to cost of goods sold of approximately $293 million in 2021.

Our overall gross margin percentage decreased to 31% for 2020 from 46% for 2019, primarily due to declines in average selling prices, partially offset by the effect of decreases in non-cash depreciation expense from the revision in estimated useful lives of equipment in our NAND wafer fabrication facilities, cost reductions resulting from strong execution in delivering products featuring advanced technologies, and continuous improvement initiatives to reduce production costs. Based on our assessment of planned technology node transitions, capital spending, and re-use rates, we revised the estimated useful lives of the existing equipment in our NAND wafer fabrication facilities and our research and development facilities from five years to seven years as of the beginning of the first quarter of 2020. The revision in estimated useful lives reduced NAND manufacturing depreciation expense and benefited cost of goods sold by approximately $400 million for 2020.

Revenue by Business Unit

For the year ended	2021		2020		2019

CNBU	$12,280	44%	$9,184	43%	$9,968	43%
MBU	7,203	26%	5,702	27%	6,403	27%
SBU	3,973	14%	3,765	18%	3,826	16%
EBU	4,209	15%	2,759	13%	3,137	13%
All Other	40	—%	25	—%	72	—%
	$27,705		$21,435		$23,406
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for 2021 as compared to 2020 were as follows:

•CNBU revenue increased 34% primarily due to broad-based increases in bit shipments across markets and higher average selling prices for DRAM.
•MBU revenue increased 26% primarily due to increases in bit shipments for high-value mobile MCP products.
40 | 2021 10-K

•SBU revenue increased 6% as increases in bit shipments for NAND products outpaced declines in average selling prices.
•EBU revenue increased 53% primarily due to increases in bit shipments driven by strong demand growth in automotive, industrial, and consumer markets and improved pricing in industrial and consumer markets.

Changes in revenue for each business unit for 2020 as compared to 2019 were as follows:

•CNBU revenue decreased 8% primarily due to DRAM price declines driven by imbalances in supply and demand, partially offset by bit sales growth across key markets, particularly in the cloud server and graphics markets. In addition, in the second quarter of 2020, we determined that the 3D XPoint technology and product roadmap were more closely aligned with our CNBU strategy than our SBU strategy and 3D XPoint became an integral part of CNBU. Accordingly, we began to report all 3D XPoint activities within CNBU from that date.
•MBU revenue decreased 11% primarily due to price declines, partially offset by bit sales growth for high-value mobile MCP products.
•SBU revenue decreased 2% primarily due to the decline in 3D XPoint revenue in SBU after the first quarter of 2020 as noted above and NAND selling price declines, partially offset by bit sales growth for SSDs. SBU revenue included products manufactured and sold to Intel under a long-term supply agreement at prices approximating cost, which included 3D XPoint memory and NAND, aggregating $124 million for 2020 and $682 million for 2019.
•EBU revenue decreased 12% primarily due to price declines resulting from the impact of the global COVID-19 pandemic on automotive, industrial, and consumer segments partially offset by bit sales growth from transitions to an increasing mix of high-density DRAM and NAND products.

Operating Income (Loss) by Business Unit

For the year ended	2021		2020		2019

CNBU	$4,295	35%	$2,010	22%	$4,645	47%
MBU	2,173	30%	1,074	19%	2,606	41%
SBU	173	4%	36	1%	(386)	(10)%
EBU	1,006	24%	301	11%	923	29%
All Other	20	50%	(2)	(8)%	13	18%
	$7,667		$3,419		$7,801
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for 2021 as compared to 2020 were as follows:

•CNBU operating income increased primarily due to increases in bit shipments, higher average selling prices, manufacturing cost reductions, and lower MTU underutilization costs.
•MBU operating income increased primarily due to increases in sales of high-value MCP products, manufacturing cost reductions for low-power DRAM, and increases in DRAM bit shipments.
•SBU operating income increased primarily due to lower manufacturing costs and increases in bit shipments, partially offset by decreases in selling prices and higher R&D costs.
•EBU operating income increased primarily due to improved pricing in industrial and consumer markets, cost reductions from an increasing mix of leading edge bits, and higher bit shipments.

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

Operating Expenses and Other

Research and Development: R&D expenses vary primarily with the number of development and pre-qualification wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through internal reviews and tests for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualification.

R&D expenses for 2021 increased 2% as compared to 2020 primarily due to increases in employee compensation and depreciation expense resulting from higher capital spending, partially offset by lower volumes of development and prequalification wafers. R&D expenses for 2020 were 7% higher as compared to 2019 primarily due to increases in volumes of development and pre-qualification wafers, a reduction of R&D reimbursements from our partners, increases in employee compensation, and increases in subcontractor expense, partially offset by lower depreciation expense from the revision of the estimated useful lives of equipment.

Selling, General, and Administrative: SG&A expenses for 2021 were relatively unchanged as compared to 2020. SG&A expenses for 2020 were 5% higher as compared to 2019 due to increases in employee compensation and legal costs, partially offset by a reduction in consulting fees.

Restructure and Asset Impairments: In 2021, we ceased development of 3D XPoint technology and classified our Lehi facility assets as held for sale. We recognized a restructure charge of $435 million to write down the assets held for sale to the expected consideration to be received under our agreement with TI. For further discussion see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lehi, Utah Fab and 3D XPoint.”

Other Operating and Non-Operating Income (Expense): See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Other Operating (Income) Expense, Net” and “ – Other Non-Operating Income (Expense), Net.”

Interest Income (Expense): Net interest expense for 2021 increased by $66 million as compared to 2020 primarily due a decrease of $77 million in interest income as a result of decreases in interest rates on our cash and investments. Net interest expense for 2020 was $80 million, as compared to $77 million of net interest income for 2019 (a change of $157 million), primarily due to (1) a $91 million decrease in interest income as a result of decreases in interest rates, partially offset by higher average levels of cash and investment balances and (2) a $66 million increase in interest expense primarily due to an increase in our average debt outstanding and a reduction in the amount of interest expense capitalized in 2020.

Income Taxes: Our income tax (provision) benefit consisted of the following:

For the year ended	2021	2020	2019

Income before taxes	$6,218	$2,983	$7,048
Income tax (provision) benefit	(394)	(280)	(693)
Effective tax rate	6.3%	9.4%	9.8%

Our effective tax rate decreased in 2021 as compared to 2020 primarily as a result of a $104 million tax benefit recorded for the discrete $435 million charge to write down the Lehi assets held for sale to the estimated consideration to be realized from the sale of these assets, less expected selling costs. Other changes to our effective tax rate in the periods presented were primarily due to the geographic mix of our earnings. Our income tax provision decreased in 2020 as compared to 2019 primarily as a result of reductions in our profit before tax.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive
42 | 2021 10-K

arrangements reduced our tax provision by $758 million (benefiting our diluted earnings per share by $0.66) for 2021, by $215 million ($0.19 per diluted share) for 2020, and by $756 million ($0.66 per diluted share) for 2019.

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of September 2, 2021, $2.50 billion was available to draw under our Revolving Credit Facility. We expect to receive $900 million of proceeds from the sale of our Lehi facility to TI in the first quarter of 2022.

Cash and marketable investments totaled $10.40 billion as of September 2, 2021 and $9.19 billion as of September 3, 2020. Our investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of September 2, 2021, $3.69 billion of our cash and marketable investments was held by our foreign subsidiaries.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2022 for property, plant, and equipment, net of partner contributions, to be between $11 billion and $12 billion, and we expect the timing of our capital expenditures to be weighted more toward the first half of 2022. Capital expenditures for 2022 are driven by our continued 176-layer NAND transition, pilot line enablement for next generation NAND and DRAM, and continued infrastructure and prepayments to support the introduction of EUV lithography. Actual amounts for 2022 will vary depending on market conditions. As of September 2, 2021, we had purchase obligations of approximately $2.87 billion for the acquisition of property, plant, and equipment, of which approximately $2.56 billion is expected to be paid within one year.

For a description of contractual obligations, such as debt, leases, and purchase obligations, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt,” “ – Leases,” and “ – Commitments.”

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to a Rule 10b5-1 trading plan. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through September 2, 2021, we have repurchased an aggregate of $4.04 billion of the authorized amount. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity.”

On August 2, 2021, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share, payable in cash on October 18, 2021, to shareholders of record as of the close of business on October 1, 2021. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, such as our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows:

For the year ended	2021	2020	2019

Net cash provided by operating activities	$12,468	$8,306	$13,189
Net cash provided by (used for) investing activities	(10,589)	(7,589)	(10,085)
Net cash provided by (used for) financing activities	(1,781)	(317)	(2,438)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	41	11	26
Net increase in cash, cash equivalents, and restricted cash	$139	$411	$692

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for 2021 as compared to 2020 was primarily due to higher net income adjusted for non-cash items compared with the prior period and the effect of lower inventories, partially offset by an increase in receivables due to a higher level of sales. The decrease in cash provided by operating activities for 2020 compared with 2019 was primarily due to lower net income and changes in working capital.

Investing Activities: For 2021, net cash used for investing activities consisted primarily of $10.03 billion of expenditures for property, plant, and equipment, partially offset by inflows of $502 million of partner contributions for capital expenditures, and $1.06 billion of net outflows from purchases, sales, and maturities of available-for-sale securities.

For 2020, net cash used for investing activities consisted primarily of $8.22 billion of expenditures for property, plant, and equipment, partially offset by inflows of $272 million of partner contributions for capital expenditures, and $415 million of net inflows from purchases, sales, and maturities of available-for-sale securities.

For 2019, net cash used for investing activities consisted primarily of $9.78 billion of expenditures for property, plant, and equipment, partially offset by inflows of $754 million of partner contributions for capital expenditures. Net cash used for investing activities also included $1.17 billion of net outflows from purchases, sales, and maturities of available-for-sale securities.

Financing Activities: For 2021, net cash used for financing activities consisted primarily of $1.20 billion for the acquisition of 15.6 million shares of our common stock under our $10 billion share repurchase authorization, $295 million of payments on equipment purchase contracts, $185 million of cash payments to settle conversions of our 2032D Notes, and $147 million of repayments of finance leases and other debt. In addition, we received proceeds of $1.19 billion under an unsecured 2024 Term Loan A and used the proceeds to repay the $1.19 billion Extinguished 2024 Term Loan A.

For 2020, net cash used for financing activities consisted primarily of $4.37 billion of cash payments to reduce our debt, including $2.50 billion to pay down borrowings under our Revolving Credit Facility, $621 million for repayments of IMFT’s debt obligations to Intel, $534 million to prepay our 2025 Notes, $266 million to settle conversions of notes, and $248 million for scheduled repayment of finance leases; $744 million for the acquisition of Intel’s noncontrolling interest in IMFT; and $176 million for the acquisition of 3.6 million shares of our common stock under our share repurchase authorization. Cash used for financing activities was partially offset by proceeds of $2.50 billion from our Revolving Credit Facility, $1.25 billion from the 2023 Notes, and $1.25 billion from the Extinguished 2024 Term Loan A.

For 2019, net cash used for financing activities consisted primarily of $2.66 billion for the acquisition of 67 million shares of treasury stock under our share repurchase authorization and cash payments to reduce our debt, including $1.65 billion to settle conversions of notes, $728 million to prepay the 2022 Term Loan B, $316 million for repayments of IMFT’s debt obligations to Intel, and $643 million for scheduled repayment of other notes and capital leases. Cash used for financing activities was partially offset by net proceeds of $3.53 billion from the aggregate issuance of the 2024 Notes, 2026 Notes, 2027 Notes, 2029 Notes, and 2030 Notes.

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”

44 | 2021 10-K

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

Goodwill: We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value. For 2021, our qualitative assessment indicated that the fair value for all of our reporting units substantially exceeded their carrying value and that a quantitative assessment was unnecessary.

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

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in Japan, the United States, and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a FIFO basis. Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices and future sales volumes. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. Actual selling prices and volumes may vary significantly from projected prices and volumes due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our inventory by approximately $301 million as of September 2, 2021. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

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

Revenue recognition: Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical returns. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

Recently Adopted Accounting Standards

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Adopted Accounting Standards.”

Recently Issued Accounting Standards

No material items.

46 | 2021 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of September 2, 2021 and September 3, 2020, we had fixed-rate debt of $3.9 billion and $4.9 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of September 2, 2021 and September 3, 2020, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $200 million and $300 million, respectively. As of September 2, 2021, we had variable-rate debt of $2.09 billion and, therefore, a 1% increase in the interest rates of our variable-rate debt would result in an increase in annual interest expense of approximately $21 million. As of September 3, 2020, we had variable-rate debt of $1.25 billion and, therefore, a 1% increase in the interest rates of our variable-rate debt would result in an increase in annual interest expense of approximately $13 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in “Part I – Item 1A. Risk Factors.” Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. The substantial majority of our sales are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases, and certain assets and liabilities, are incurred in or exposed to other currencies, primarily the euro, Malaysian ringgit, New Taiwan dollar, Singapore dollar, and yen. We have established currency risk management programs for our monetary assets and liabilities denominated in foreign currencies to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We generally utilize currency forward contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

Based on monetary assets and liabilities denominated in foreign currencies, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $122 million as of September 2, 2021 and $98 million as of September 3, 2020. We hedge our exposure to changes in currency exchange rates by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within three months. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately measure exposures on a timely basis. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and manufacturing costs, we may utilize currency forward contracts that generally mature within two years. (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Derivative Instruments.”)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Micron Technology, Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

For the year ended	September 2, 2021	September 3, 2020	August 29, 2019

Revenue	$27,705	$21,435	$23,406
Cost of goods sold	17,282	14,883	12,704
Gross margin	10,423	6,552	10,702

Research and development	2,663	2,600	2,441
Selling, general, and administrative	894	881	836
Restructure and asset impairments	488	60	(29)
Other operating (income) expense, net	95	8	78
Operating income	6,283	3,003	7,376

Interest income	37	114	205
Interest expense	(183)	(194)	(128)
Other non-operating income (expense), net	81	60	(405)
	6,218	2,983	7,048

Income tax (provision) benefit	(394)	(280)	(693)
Equity in net income (loss) of equity method investees	37	7	3
Net income	5,861	2,710	6,358

Net income attributable to noncontrolling interests	—	(23)	(45)
Net income attributable to Micron	$5,861	$2,687	$6,313

Earnings per share
Basic	$5.23	$2.42	$5.67
Diluted	5.14	2.37	5.51

Number of shares used in per share calculations
Basic	1,120	1,110	1,114
Diluted	1,141	1,131	1,143

See accompanying notes to consolidated financial statements.
48 | 2021 10-K

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

For the year ended	September 2, 2021	September 3, 2020	August 29, 2019

Net income	$5,861	$2,710	$6,358

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(67)	46	(3)
Gains (losses) on investments	(7)	1	9
Pension liability adjustments	3	15	(6)
Foreign currency translation adjustments	2	—	(1)
Other comprehensive income (loss)	(69)	62	(1)
Total comprehensive income	5,792	2,772	6,357
Comprehensive income attributable to noncontrolling interests	—	(23)	(45)
Comprehensive income attributable to Micron	$5,792	$2,749	$6,312

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(in millions, except par value amounts)

As of	September 2, 2021	September 3, 2020

Assets
Cash and equivalents	$7,763	$7,624
Short-term investments	870	518
Receivables	5,311	3,912
Inventories	4,487	5,373
Assets held for sale	974	—
Other current assets	502	538
Total current assets	19,907	17,965
Long-term marketable investments	1,765	1,048
Property, plant, and equipment	33,213	31,031
Operating lease right-of-use assets	551	584
Intangible assets	349	334
Deferred tax assets	782	707
Goodwill	1,228	1,228
Other noncurrent assets	1,054	781
Total assets	$58,849	$53,678

Liabilities and equity
Accounts payable and accrued expenses	$5,325	$5,817
Current debt	155	270
Other current liabilities	944	548
Total current liabilities	6,424	6,635
Long-term debt	6,621	6,373
Noncurrent operating lease liabilities	504	533
Noncurrent unearned government incentives	808	643
Other noncurrent liabilities	559	498
Total liabilities	14,916	14,682

Commitments and contingencies

Micron shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,216 shares issued and 1,119 outstanding (1,194 shares issued and 1,113 outstanding as of September 3, 2020)	122	119
Additional capital	9,453	8,917
Retained earnings	39,051	33,384
Treasury stock, 97 shares held (81 shares as of September 3, 2020)	(4,695)	(3,495)
Accumulated other comprehensive income (loss)	2	71
Total equity	43,933	38,996
Total liabilities and equity	$58,849	$53,678

See accompanying notes to consolidated financial statements.
50 | 2021 10-K

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount

Balance at August 30, 2018	1,170	$117	$8,201	$24,395	$(429)	$10	$32,294	$870	$33,164
Cumulative effect from adoption of new accounting standards	—	—	—	92	—	—	92	—	92
Net income	—	—	—	6,313	—	—	6,313	36	6,349
Other comprehensive income (loss), net	—	—	—	—	—	(1)	(1)	—	(1)
Stock issued under stock plans	14	1	178	—	—	—	179	—	179
Stock-based compensation expense	—	—	243	—	—	—	243	—	243
Repurchase of stock	(2)	—	103	(39)	(2,792)	—	(2,728)	—	(2,728)
Acquisitions of noncontrolling interest	—	—	1	—	—	—	1	(17)	(16)
Reclassification of redeemable convertible notes, net	—	—	3	—	—	—	3	—	3
Cash settlement of convertible notes	—	—	(515)	—	—	—	(515)	—	(515)
Balance at August 29, 2019	1,182	$118	$8,214	$30,761	$(3,221)	$9	$35,881	$889	$36,770
Net income	—	—	—	2,687	—	—	2,687	15	2,702
Other comprehensive income (loss), net	—	—	—	—	—	62	62	—	62
Stock issued under stock plans	14	1	224	—	—	—	225	—	225
Stock-based compensation expense	—	—	328	—	—	—	328	—	328
Repurchase of stock	(2)	—	(11)	(64)	(176)	—	(251)	—	(251)
Settlement of capped calls	—	—	98	—	(98)	—	—	—	—
Acquisitions of noncontrolling interest	—	—	120	—	—	—	120	(904)	(784)
Cash settlement of convertible notes	—	—	(56)	—	—	—	(56)	—	(56)
Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996	$—	$38,996
Net income	—	—	—	5,861	—	—	5,861	—	5,861
Other comprehensive income (loss), net	—	—	—	—	—	(69)	(69)	—	(69)
Stock issued under stock plans	13	2	223	—	—	—	225	—	225
Stock-based compensation expense	—	—	378	—	—	—	378	—	378
Repurchase of stock	(2)	—	(12)	(82)	(1,200)	—	(1,294)	—	(1,294)
Stock issued for convertible notes	11	1	(1)	—	—	—	—	—	—
Cash settlement of convertible notes	—	—	(52)	—	—	—	(52)	—	(52)
Cash dividends declared ($0.10 per share)	—	—	—	(112)	—	—	(112)	—	(112)
Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933	$—	$43,933

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the year ended	September 2, 2021	September 3, 2020	August 29, 2019

Cash flows from operating activities
Net income	$5,861	$2,710	$6,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	6,214	5,650	5,424
Amortization of debt discount and other costs	30	26	49
Restructure and asset impairments	454	40	(97)
Stock-based compensation	378	328	243
(Gains) losses on debt prepayments, repurchases, and conversions	1	(40)	396
Change in operating assets and liabilities
Receivables	(1,446)	(723)	2,431
Inventories	866	(435)	(1,489)
Accounts payable and accrued expenses	210	725	(174)
Deferred income taxes, net	(50)	79	150
Other	(50)	(54)	(102)
Net cash provided by operating activities	12,468	8,306	13,189

Cash flows from investing activities
Expenditures for property, plant, and equipment	(10,030)	(8,223)	(9,780)
Purchases of available-for-sale securities	(3,163)	(1,857)	(4,218)
Proceeds from maturities of available-for-sale securities	1,250	814	1,541
Proceeds from sales of available-for-sale securities	856	1,458	1,504
Proceeds from government incentives	495	262	748
Other	3	(43)	120
Net cash provided by (used for) investing activities	(10,589)	(7,589)	(10,085)

Cash flows from financing activities
Repayments of debt	(1,520)	(4,366)	(3,340)
Payments to acquire treasury stock	(1,294)	(251)	(2,729)
Payments on equipment purchase contracts	(295)	(63)	(75)
Acquisition of noncontrolling interest in IMFT	—	(744)	—
Proceeds from issuance of debt	1,188	5,000	3,550
Other	140	107	156
Net cash provided by (used for) financing activities	(1,781)	(317)	(2,438)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	41	11	26

Net increase (decrease) in cash, cash equivalents, and restricted cash	139	411	692
Cash, cash equivalents, and restricted cash at beginning of period	7,690	7,279	6,587
Cash, cash equivalents, and restricted cash at end of period	$7,829	$7,690	$7,279

Supplemental disclosures
Income taxes paid, net	$(361)	$(167)	$(524)
Interest paid, net of amounts capitalized	(171)	(165)	(53)
Noncash equipment acquisitions on contracts payable and finance leases	684	278	119

See accompanying notes to consolidated financial statements.
52 | 2021 10-K

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

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2021 contained 52 weeks, fiscal 2020 contained 53 weeks, and fiscal 2019 contained 52 weeks. Our fourth quarter of fiscal 2020 contained 14 weeks and all other fiscal quarters in the years presented contained 13 weeks. All period references are to our fiscal periods unless otherwise indicated.

Derivative and Hedging Instruments

We use derivative instruments to manage our exposure to changes in currency exchange rates from (1) our monetary assets and liabilities denominated in currencies other than the U.S. dollar and (2) forecasted cash flows for certain capital expenditures and manufacturing costs. We also use derivative instruments to manage our exposure to changes in commodity prices for manufacturing supplies and to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. Derivative instruments are measured at their fair values and recognized as either assets or liabilities.

The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated for hedge accounting, gains or losses from changes in fair values are recognized in other non-operating income (expense). For derivative instruments designated as cash flow hedges, gains or losses are included as a component of accumulated other comprehensive income and reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. For derivative instruments designated as cash flow hedges, time value is excluded from the assessment of effectiveness and the gains and losses attributable to time value are recognized in earnings. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments and the offsetting changes in the fair values of the underlying hedged items are both recognized in earnings.

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

Goodwill

We perform an annual impairment assessment for goodwill in our fourth quarter each year.

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

Inventories

Effective as of the beginning of the second quarter of 2021, we changed the method of inventory costing from average cost to FIFO. The difference between average cost and FIFO was not material to any previously reported financial statements. Therefore, we have recognized the cumulative effect of the change as a reduction of inventories and a charge to cost of goods sold of $133 million as of the beginning of the second quarter of 2021.

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

54 | 2021 10-K

Leases

We adopted ASC 842 in the first quarter of 2020 under the modified retrospective method and elected to not recast prior periods. We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use assets and lease liabilities for operating and finance leases with terms greater than 12 months. Right-of-use assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. We do not separate lease and non-lease components for real-estate and gas plant leases. Sublease income is presented within lease expense.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of generally 10 to 30 years for buildings, 5 to 7 years for equipment, and 3 to 5 years for software. Assets held for sale are carried at the lower of estimated fair value or carrying value and are included in current assets. When property, plant, or equipment is retired or otherwise disposed, the net book value is removed and we recognize any gain or loss in results of operations.

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

Revenue Recognition

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical returns. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

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

Lehi, Utah Fab and 3D XPoint

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPoint at scale. Accordingly, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale and ceased depreciating the assets. On June 30, 2021, we announced a definitive agreement to sell our Lehi facility to TI for cash consideration of $900 million. The sale is anticipated to close in the first quarter of 2022.

56 | 2021 10-K

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

As of September 2, 2021, the significant balances of assets held for sale in connection with our Lehi facility were as follows:

As of	September 2, 2021

Property, plant, and equipment	$1,334
Other current assets	50
Impairment	(435)
Lehi assets held for sale	$949

As of September 2, 2021, we also had a $50 million finance lease obligation included in the current portion of long-term debt and $11 million of other liabilities that we expect to transfer with the sale. The expected cash consideration, net of estimated selling expenses, approximates the carrying value of the net assets and liabilities expected to transfer in the sale, after giving effect to the impairment charge discussed above.

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

On October 31, 2019, we paid $1.25 billion to acquire Intel’s noncontrolling interest in IMFT and settle IMFT’s debt obligations to Intel, at which time IMFT (now known as MTU) became a wholly-owned subsidiary. In connection therewith, we recognized a $160 million adjustment to equity for the difference between the $744 million of cash consideration allocated to Intel’s noncontrolling interest and its $904 million carrying value.

IMFT manufactured semiconductor products exclusively for its members under a long-term supply agreement at prices approximating cost. In 2018, IMFT discontinued production of NAND and subsequent to that time manufactured 3D XPoint memory. IMFT sales to Intel were $158 million through the date of our purchase of Intel’s noncontrolling interest in 2020, and $731 million in 2019.

Cash and Investments

Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	2021				2020
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$5,796	$—	$—	$5,796	$3,996	$—	$—	$3,996
Level 1(2)
Money market funds	38	—	—	38	1,828	—	—	1,828
Level 2(3)
Certificates of deposits	1,907	69	—	1,976	1,740	10	2	1,752
Corporate bonds	9	429	1,134	1,572	3	266	592	861
Asset-backed securities	8	95	509	612	1	31	211	243
Government securities	1	190	122	313	6	115	243	364
Commercial paper	4	87	—	91	50	96	—	146
	7,763	$870	$1,765	$10,398	7,624	$518	$1,048	$9,190
Restricted cash(4)	66				66
Cash, cash equivalents, and restricted cash	$7,829				$7,690
(1)The maturities of long-term marketable securities range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of September 2, 2021 or September 3, 2020.
(4)Restricted cash is included in other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

In addition to the amounts included in the table above, we had $153 million and $92 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of September 2, 2021 and September 3, 2020, respectively. We recognized gains in other non-operating income on these non-marketable investments of $70 million and $13 million for 2021 and 2020, respectively. These gains primarily resulted from adjustments of these investments to the value indicated by transactions in the same or similar investments.

Receivables

As of	2021	2020

Trade receivables	$4,920	$3,494
Income and other taxes	264	232
Other	127	186
	$5,311	$3,912

58 | 2021 10-K

Inventories

As of	2021	2020

Finished goods	$513	$1,001
Work in process	3,469	3,854
Raw materials and supplies	505	518
	$4,487	$5,373

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. This change in accounting principle is preferable because in an environment with continuously changing production costs FIFO more closely matches the actual cost of goods sold with the revenues from sales of those specific units, better represents the actual cost of inventories remaining on hand at any period-end, and improves comparability with our semiconductor industry peers. The change to FIFO was not material to any prior periods, nor was the cumulative effect of $133 million material to the second quarter of 2021. As such, prior periods were not retrospectively adjusted, and the cumulative effect was reported as an increase to cost of goods sold for the second quarter of 2021 of $133 million, with an offsetting reduction to beginning inventories. This charge resulted in a corresponding reduction to operating income, a $128 million reduction to net income, and an $0.11 reduction to diluted earnings per share for both the second quarter and the year ended 2021.

Beginning in the second quarter of 2021, we changed the classification of spare parts for equipment to better align with the manner in which they are used in operations. As a result, we now present spare parts as other current assets and no longer as a component of raw materials inventories. This reclassification was applied on a retrospective basis. As a result, $254 million of spare parts were presented in other current assets as of September 2, 2021, and we reclassified $234 million of spare parts from inventories to other current assets in the accompanying balance sheet as of September 3, 2020.

Property, Plant, and Equipment

As of	2021	2020

Land	$280	$352
Buildings	14,776	13,981
Equipment(1)	51,902	48,525
Construction in progress(2)	1,517	1,600
Software	987	873
	69,462	65,331
Accumulated depreciation	(36,249)	(34,300)
	$33,213	$31,031
(1)Includes costs related to equipment not placed into service of $1.99 billion as of September 2, 2021 and $1.63 billion as of September 3, 2020.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Depreciation expense was $6.13 billion, $5.57 billion, and $5.34 billion for 2021, 2020, and 2019, respectively. Interest capitalized as part of the cost of property, plant, and equipment was $66 million, $77 million, and $103 million for 2021, 2020, and 2019, respectively.

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

Intangible Assets and Goodwill

	2021		2020
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$633	$(284)	$616	$(282)
Goodwill	1,228		1,228

In 2021, 2020, and 2019, we capitalized $106 million, $73 million, and $91 million, respectively, for product and process technology with weighted-average useful lives of 9 years, 10 years, and 8 years, respectively. Amortization expense was $82 million, $78 million, and $82 million for 2021, 2020, and 2019, respectively. Expected amortization expense is $72 million for 2022, $61 million for 2023, $55 million for 2024, $34 million for 2025, and $26 million for 2026.

Leases

We have finance and operating leases through which we obtain the right to use equipment and facilities in our manufacturing operations and R&D activities as well as office space and other facilities used in our SG&A functions. Our finance leases consist primarily of gas or other supply agreements that are deemed to contain embedded leases in which we effectively control the underlying gas plants or other assets used to fulfill the supply agreements. Our operating leases consist primarily of offices, other facilities, and land used in SG&A, R&D, and certain of our manufacturing operations. Certain of our operating leases include one or more options to extend the lease term for periods from one year to 10 years for real estate and one year to 30 years for land.

Certain supply or service agreements require us to exercise significant judgment to determine whether the agreement contains a lease of a right-of-use asset. Our assessment includes determining whether we or the supplier control the assets used to fulfill the supply or service agreement by identifying whether we or the supplier have the right to change the type, quantity, timing, or location of the output of the assets. Our gas supply arrangements generally are deemed to contain a lease because we have the right to substantially all of the output of the assets used to produce the supply and we have the right to change the quantity and timing of the output of those assets. In determining the lease term, we assess whether we are reasonably certain to exercise options to renew or terminate a lease, and when or whether we would exercise an option to purchase the right-of-use asset. Measuring the present value of the initial lease liability requires judgment to determine the discount rate, which we base on interest rates for borrowings with similar terms and collateral issued by entities with credit ratings similar to ours.

Operating lease costs include short-term and variable lease expenses. Short-term, variable leases, and sublease income are not material for the periods presented. The components of lease expense are presented below:

For the year ended	2021	2020

Finance lease cost
Amortization of right-of-use asset	$69	$140
Interest on lease liability	20	22
Operating lease cost	108	102
	$197	$264

Operating lease expense under the previous ASC 840 lease accounting guidance was $93 million for 2019.

60 | 2021 10-K

Supplemental cash flow information related to leases was as follows:

For the year ended	2021	2020

Cash flows used for operating activities
Finance leases	$21	$24
Operating leases(1)	106	39
Cash flows used for financing activities from financing leases	85	248
Noncash acquisitions of right-of-use assets
Finance leases	395	107
Operating leases	27	11
(1)Includes $48 million of reimbursements received for tenant improvements for 2020.

Supplemental balance sheet information related to leases was as follows:

As of	2021	2020

Finance lease right-of-use assets (included in property, plant, and equipment and assets held for sale)	$766	$426
Current operating lease liabilities (included in accounts payable and accrued expenses)	55	54

Weighted-average remaining lease term (in years)
Finance leases	5	5
Operating leases	7	7
Weighted-average discount rate
Finance leases	3.14%	4.51%
Operating leases	2.63%	2.67%

Maturities of lease liabilities existing as of September 2, 2021 were as follows:

For the year ending	Finance Leases	Operating Leases

2022	$127	$68
2023	115	69
2024	89	61
2025	74	50
2026	74	47
2027 and thereafter	454	372
Less imputed interest	(130)	(108)
	$803	$559

The table above excludes any lease liabilities for leases that have been executed but have not yet commenced. As of September 2, 2021, we had such lease liabilities relating to (1) operating lease payment obligations of $147 million for the initial 10-year lease term for a building, which may, at our election, be terminated after 3 years or extended for an additional 10 years, and (2) finance lease obligations of $553 million over a weighted-average period of 15 years for gas supply arrangements deemed to contain embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	2021	2020

Accounts payable	$1,744	$2,191
Property, plant, and equipment	1,887	2,374
Salaries, wages, and benefits	984	849
Income and other taxes	364	237
Other	346	166
	$5,325	$5,817

Debt

	2021						2020
				Net Carrying Amount				Net Carrying Amount
As of	Stated Rate	Effective Rate	Principal	Current	Long-Term	Total	Principal	Current	Long-Term	Total

Finance lease obligations	N/A	3.14%	$803	$154	$649	$803	$486	$76	$410	$486
2023 Notes	2.497%	2.64%	1,250	—	1,247	1,247	1,250	—	1,245	1,245
2024 Notes	4.640%	4.76%	600	—	598	598	600	—	598	598
2024 Term Loan A	0.975%	1.01%	1,188	—	1,186	1,186	—	—	—	—
2026 Notes	4.975%	5.07%	500	—	498	498	500	—	498	498
2027 Notes(1)	4.185%	4.27%	900	—	901	901	900	—	895	895
2029 Notes	5.327%	5.40%	700	—	696	696	700	—	696	696
2030 Notes	4.663%	4.73%	850	—	846	846	850	—	845	845
2032D Notes	N/A	N/A	—	—	—	—	134	131	—	131
Extinguished 2024 Term Loan A	N/A	N/A	—	—	—	—	1,250	62	1,186	1,248
Other	N/A	N/A	1	1	—	1	1	1	—	1
			$6,792	$155	$6,621	$6,776	$6,671	$270	$6,373	$6,643
(1) In 2021, we entered into fixed-to-floating interest rate swaps on the 2027 Notes with an aggregate $900 million notional amount equal to the principal amount of the 2027 Notes. The resulting variable interest paid is at a rate equal to SOFR plus approximately 3.33%. The fixed-to-floating interest rate swaps are accounted for as fair value hedges, as a result, the carrying value of our 2027 Notes reflects adjustments in fair value.

As of September 2, 2021, all of our debt, other than our finance leases, are unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness and are effectively subordinated to all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. As of September 2, 2021, Micron had $5.97 billion of unsecured debt (net of unamortized discount and debt issuance costs) that was structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of our indebtedness generally contain cross payment default and cross acceleration provisions. Micron’s guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of Micron’s other existing and future unsecured indebtedness.

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
62 | 2021 10-K

are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indentures governing our senior unsecured notes, we will be required to offer to purchase such notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Revolving Credit Facility

On May 14, 2021, we terminated our existing undrawn credit facility and entered into a new five-year unsecured Revolving Credit Facility. Under the Revolving Credit Facility, we can draw up to $2.50 billion which would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty. As of September 2, 2021, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us.

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

Debt Activity

The table below presents the effects of issuances, prepayments, and settlements of debt conversions in 2021.

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Decrease in Equity	Gain (Loss)

Issuance of 2024 Term Loan A	$1,188	$1,186	$1,186	$—	$—
Prepayment of Extinguished 2024 Term Loan A	(1,188)	(1,186)	(1,188)	—	(2)
Settlement of Conversions of 2032D Notes(1)	(134)	(134)	(185)	(52)	1
	$(134)	$(134)	$(187)	$(52)	$(1)
(1)In 2021, substantially all holders of our 2032D Notes converted their notes. We settled these conversions and all remaining 2032D Notes with $185 million in cash and 11.1 million shares of our stock.

In 2020, we recognized aggregate non-operating gains of $40 million in connection with debt prepayments and conversions of $3.77 billion of principal amount of notes (carrying value of $3.90 billion) for an aggregate of $3.92 billion in cash.

In 2019, we recognized aggregate non-operating losses of $396 million in connection with debt prepayments, repurchases, and conversions of $1.80 billion of principal amount of notes (carrying value of $1.60 billion) for an aggregate of $2.38 billion in cash.

Maturities of Notes Payable

As of September 2, 2021, maturities of notes payable were as follows:

2022	$1
2023	1,250
2024	600
2025	1,188
2026	500
2027 and thereafter	2,450
Unamortized discounts	(21)
$5,968

Commitments

As of September 2, 2021, we had commitments of approximately $6.5 billion for purchase obligations, of which approximately $5.0 billion will be due within one year. Purchase obligations include payments for the acquisition of property, plant, and equipment, and other goods or services of either a fixed or minimum quantity and exclude any lease payments for leases that have been executed but have not yet commenced.

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

On November 21, 2014, Elm 3DS Innovations, LLC (“Elm”) filed a patent infringement action against Micron; Micron Semiconductor Products, Inc.; and Micron Consumer Products Group, Inc. in the U.S. District Court for the District of Delaware. On March 27, 2015, Elm filed an amended complaint against the same entities. The amended complaint alleges that unspecified semiconductor products of ours that incorporate multiple stacked die infringe 13 U.S. patents and seeks damages, attorneys’ fees, and costs. On July 14, 2021, the action was dismissed with prejudice pursuant to a stipulation of dismissal filed by the parties.

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
64 | 2021 10-K

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

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and an additional complaint filed by UMC in the Fuzhou Court. The additional complaints allege that MSS infringes two Chinese patents by manufacturing and selling certain Crucial MX300 SSDs. The complaint filed by UMC seeks an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua seeks an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred.

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

On May 4, 2020, Flash-Control, LLC filed a patent infringement action against Micron in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by unspecified DDR4 SDRAM, NVRDIMM, NVDIMM, 3D XPoint, and/or SSD products that incorporate memory controllers and flash memory. The complaint seeks damages, attorneys’ fees, and costs. On July 21, 2020, in a separate matter, the District Court ruled that two of the four asserted patents are invalid, and on July 14, 2021, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of invalidity.

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

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 3, 2021, several plaintiffs filed a substantially identical complaint in the U.S. District Court for the Northern District of California purportedly on behalf of a nationwide class of indirect purchasers of DRAM products. On July 19, 2021, the District Court dismissed the May 3, 2021 complaint pursuant to an agreement between the plaintiffs and Micron providing that the plaintiffs may refile the complaint if the District Court’s December 21, 2020 dismissal order is not affirmed on appeal.

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purported to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief. On September 3, 2021, the District Court granted Micron’s motion to dismiss the further amended complaint with prejudice.

66 | 2021 10-K

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

On July 13, 2015, Allied Telesis, Inc. and Allied Telesis International (Asia) Pte Ltd. filed a complaint against Micron in the Superior Court of California in Santa Clara alleging breach of implied and express warranties and fraudulent inducement to contract arising from plaintiffs’ purchase of certain allegedly defective DDR1 products between 2008 and 2010. Through subsequent amendments to the complaint, the plaintiffs substituted Allied Telesis K.K. as plaintiff, withdrew the warranty claims, and added claims of fraudulent concealment, negligent misrepresentation, negligence, and strict products liability. The plaintiff’s amended complaint seeks an unspecified award of damages, including punitive damages and lost profits. On September 3, 2020, the Superior Court granted summary judgment dismissing the claims for negligence and strict products liability and denied summary judgment as to the claims for negligent misrepresentation, fraudulent concealment, and fraudulent inducement to contract. A trial is scheduled to begin on January 10, 2022.

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

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. We repurchased 15.6 million shares of our common stock for $1.20 billion in 2021 and 3.6 million shares for $176 million in 2020. Through September 2, 2021, we had repurchased an aggregate of $4.04 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends: On August 2, 2021, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share, payable in cash on October 18, 2021, to shareholders of record as of the close of business on October 1, 2021.

Accumulated Other Comprehensive Income: Changes in accumulated other comprehensive income by component for the year ended September 2, 2021 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 3, 2020	$45	$19	$8	$(1)	$71
Other comprehensive income before reclassifications	(52)	8	(6)	2	(48)
Amount reclassified out of accumulated other comprehensive income	(41)	(1)	(3)	—	(45)
Tax effects	26	(4)	2	—	24
Other comprehensive income (loss)	(67)	3	(7)	2	(69)
As of September 2, 2021	$(22)	$22	$1	$1	$2

68 | 2021 10-K

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments (excluding the carrying value of equity components of our convertible notes) were as follows:

	2021		2020
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$6,584	$5,973	$6,710	$6,026
Convertible notes	—	—	634	131

The fair values of our convertible notes were determined based on Level 2 inputs, including the trading price of our convertible notes when available, our stock price, and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our other debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Assets classified as held for sale are carried at the lower of estimated fair value or carrying value. Significant judgments and assumptions are required to estimate their fair values. Actual selling prices could vary significantly from our estimated fair value and we could recognize additional losses in the event that the sales prices of assets classified as held for sale are lower than their carrying values.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of September 2, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,601	$10	$(66)
Cash flow commodity hedges	45	2	—
Fair value interest rate hedges	900	5	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	996	3	(2)
		$20	$(68)

As of September 3, 2020
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$1,845	$41	$(2)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,587	4	(1)
		$45	$(3)
(1)Included in receivables – other and other noncurrent assets.
(2)Included in accounts payable and accrued expenses – other and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges for our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-

based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes. We recognized losses of $52 million and gains of $51 million for 2021 and 2020, respectively, in accumulated other comprehensive income from cash flow hedges. The amounts recognized in 2019 were not significant. We recognized losses of $14 million in 2021 in cost of goods sold related to the amounts excluded from hedge effectiveness testing. The amounts recognized in 2020 and 2019 were not significant. We reclassified $41 million of gains in 2021 from accumulated other comprehensive income to earnings, primarily to cost of goods sold. The reclassifications were not significant in 2020 or 2019. As of September 2, 2021, we expect to reclassify $12 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months. Substantially all of the cash flow hedging relates to foreign currency contracts for all periods presented, and the commodity hedges had an immaterial impact.

Fair Value Hedges: We utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. Interest rate swaps are measured at fair value based on market-based observable inputs including interest rates and credit-risk spreads (Level 2). The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. The effects of fair value hedges on our consolidated statements of operations, recognized in interest expense, were not significant for the periods presented.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. For derivative instruments without hedge accounting designation, we recognized gains of $21 million and losses of $32 million for 2020 and 2019, respectively. The amounts recognized in 2021 were not significant.

Convertible Notes Settlement Obligations: For settlement obligations associated with our convertible notes subject to mark-to-market accounting treatment, the fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2), which requires inputs of stock price, expected stock-price volatility, estimated option life, risk-free interest rate, and dividend rate. The subsequent measurement amounts were based on the volume-weighted-average trading price of our common stock (Level 2). (See “Debt.”) We recognized losses $14 million and $58 million for 2020 and 2019, respectively, in other non-operating income (expense), net for the changes in fair value of the derivative settlement obligations. The amounts recognized in 2021 were not significant.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of September 2, 2021 and September 3, 2020, amounts netted under our master netting arrangements were not significant.

70 | 2021 10-K

Equity Plans

As of September 2, 2021, 104 million shares of our common stock were available for future awards under our equity plans, including 23 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

As of September 2, 2021, there were 20 million shares of Restricted Stock Awards outstanding, 17 million of which contained only service conditions. For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth or one-third increments during each year of employment after the grant date. Restrictions generally lapse on Restricted Stock with performance or market conditions as conditions are met over a 3-year period. At the end of the performance period, the number of actual shares to be awarded will vary between 0% and 200% of target amounts, depending upon the achievement level. Restricted Stock Awards activity for 2021 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding as of September 3, 2020	17	$42.13
Granted	11	53.58
Restrictions lapsed	(6)	38.99
Canceled	(2)	41.54
Outstanding as of September 2, 2021	20	49.39

For the year ended	2021	2020	2019

Restricted stock award shares granted	11	8	9
Weighted-average grant-date fair value per share	$53.58	$46.44	$41.11
Aggregate vesting-date fair value of shares vested	$385	$294	$248

Employee Stock Purchase Plan (“ESPP”)

Our ESPP was offered to substantially all employees beginning in August 2018 and permitted eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation, subject to certain limitations prior to August 2021. Beginning in August 2021, employees are permitted to deduct up to 15% of their eligible compensation to purchase shares under the ESPP. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of our common stock on either the first or last day of each six-month offering period. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Grant-date fair value and assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2021	2020	2019

Weighted-average grant-date fair value per share	$20.71	$14.24	$11.60
Average expected life in years	0.5	0.5	0.5
Weighted-average expected volatility	41%	45%	45%
Weighted-average risk-free interest rate	0.1%	0.8%	2.2%
Expected dividend yield	0.3%	0.0%	0.0%

Under the ESPP, employees purchased 3 million shares of common stock for $140 million in 2021 and 3 million shares for $118 million in 2020.

Stock Options

As of September 2, 2021, stock options of 4 million shares were outstanding, which are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options expire 8 years from the date of grant. We did not grant any stock options in 2021 or 2020 and options granted in 2019 were not material. Stock options of 3 million shares were exercised in 2021. The total intrinsic value for options exercised was $143 million, $130 million, and $108 million in 2021, 2020, and 2019, respectively.

Stock-based Compensation Expense

For the year ended	2021	2020	2019

Stock-based compensation expense by caption
Cost of goods sold	$186	$139	$102
Research and development	110	86	68
Selling, general, and administrative	99	103	73
	$395	$328	$243

Stock-based compensation expense by type of award
Restricted stock awards	$333	$272	$178
ESPP	52	39	32
Stock options	10	17	33
	$395	$328	$243

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $83 million, $72 million, and $66 million for 2021, 2020, and 2019, respectively. Stock-based compensation expense of $30 million and $42 million was capitalized and remained in inventory as of September 2, 2021 and September 3, 2020, respectively. As of September 2, 2021, $691 million of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the fourth quarter of 2025, resulting in a weighted-average period of 1.2 years.

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites. Details of significant plans are as follows:

Employee Savings Plan for U.S. Employees

We have a 401(k) retirement plan under which U.S. employees may contribute up to 75% of their eligible pay, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in our stock. We match in cash eligible contributions from employees up to 5% of the employee’s annual eligible earnings. Contribution expense for the 401(k) plan was $77 million, $66 million, and $67 million in 2021, 2020, and 2019, respectively.

Retirement Plans

We have pension plans available to employees at various foreign sites. As of September 2, 2021, the projected benefit obligations of our plans were $222 million and plan assets were $256 million. As of September 3, 2020, the projected benefit obligations of our plans were $202 million and plan assets were $222 million. Pension expense was not material for 2021, 2020, or 2019.

72 | 2021 10-K

Revenue and Customer Contract Liabilities

Revenue by Technology

Revenue by technology is presented in the table below:

For the year ended	2021	2020	2019

DRAM	$20,039	$14,510	$16,841
NAND	7,007	6,131	5,355
Other (primarily 3D XPoint memory and NOR)	659	794	1,210
	$27,705	$21,435	$23,406

Beginning in 2020, revenues for MCPs and SSDs, which contain both DRAM and NAND, are disaggregated into DRAM and NAND based on the relative values of each component. The amounts for 2019 in the table above have been conformed to the current period presentation.

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Customer Contract Liabilities

Our contract liabilities from customer advances are for advance payments received from customers to secure product in future periods. Other contract liabilities consist of amounts received in advance of satisfying performance obligations. These balances are reported within other current liabilities and other noncurrent liabilities. Revenue recognized during 2021 from the ending balance of 2020 included $64 million from meeting performance obligations of other contract liabilities and shipments against customer advances. The following table presents contract liabilities:

As of	2021	2020

Contract liabilities from customer advances	$74	$40
Other contract liabilities	—	25
	$74	$65

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of September 2, 2021, our future performance obligations were $117 million, substantially all of which are expected to be recognized as revenue within one year.

As of September 2, 2021 and September 3, 2020, other current liabilities included $846 million and $466 million for estimates of consideration payable to customers, respectively, including estimates for pricing adjustments and returns.

Restructure and Asset Impairments

For the year ended	2021	2020	2019

Restructure and asset impairments	$488	$60	$(29)

Restructure and asset impairments for 2021 are primarily due to the planned sale of our Lehi, Utah facility. (See “Lehi, Utah Fab and 3D XPoint.”) Restructure and asset impairments for 2020 primarily related to asset impairments and employee relocation and severance costs related to right-sizing our Lehi, Utah facility. In 2019, we finalized the sale of our 200mm fabrication facility in Singapore and recognized restructure gains of $128 million. Other restructure and asset impairments for 2019 primarily related to our continued emphasis to centralize certain key functions.

Other Operating (Income) Expense, Net

For the year ended	2021	2020	2019

Patent license charges	$128	$—	$—
(Gain) loss on disposition of property, plant, and equipment	(24)	(3)	43
Other	(9)	11	35
	$95	$8	$78

Other Non-Operating Income (Expense), Net

For the year ended	2021	2020	2019

Gain (loss) on investments	$82	$22	$(4)
Gain (loss) on debt prepayments, repurchases, and conversions	(1)	40	(396)
Other	—	(2)	(5)
	$81	$60	$(405)

74 | 2021 10-K

Income Taxes

Our income tax (provision) benefit consisted of the following:

For the year ended	2021	2020	2019

Income (loss) before income taxes, net income (loss) attributable to noncontrolling interests, and equity in net income (loss) of equity method investees
U.S.	$(211)	$308	$(67)
Foreign	6,429	2,675	7,115
	$6,218	$2,983	$7,048

Income tax (provision) benefit
Current
U.S. federal	$(42)	$(20)	$(36)
State	(1)	(2)	(2)
Foreign	(370)	(148)	(319)
	(413)	(170)	(357)
Deferred
U.S. federal	(9)	39	(146)
State	28	23	91
Foreign	—	(172)	(281)
	19	(110)	(336)

Income tax (provision) benefit	$(394)	$(280)	$(693)

The table below reconciles our tax (provision) benefit based on the U.S. federal statutory rate to our effective rate:

For the year ended	2021		2020		2019

U.S. federal income tax (provision) benefit at statutory rate	$(1,306)	21.0%	$(626)	21.0%	$(1,480)	21.0%
Change in unrecognized tax benefits	(238)	3.8%	(33)	1.1%	(59)	0.8%
U.S. tax on foreign operations	(226)	3.6%	(14)	0.5%	(327)	4.6%
Foreign tax rate differential	951	(15.3)%	253	(8.5)%	993	(14.1)%
Debt premium deductions	130	(2.1)%	—	—%	—	—%
Research and development tax credits	123	(2.0)%	62	(2.1)%	92	(1.3)%
Change in valuation allowance	54	(0.9)%	(20)	0.7%	(40)	0.6%
State taxes, net of federal benefit	59	(0.9)%	23	(0.8)%	102	(1.4)%
Foreign derived intangible income deduction	18	(0.3)%	67	(2.2)%	—	—%
Other	41	(0.6)%	8	(0.3)%	26	(0.4)%
Income tax (provision) benefit	$(394)	6.3%	$(280)	9.4%	$(693)	9.8%

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $758 million (benefiting our diluted earnings per share by $0.66) for 2021, by $215 million ($0.19 per diluted share) for 2020, and by $756 million ($0.66 per diluted share) for 2019.

As of September 2, 2021, certain non-U.S. subsidiaries had cumulative undistributed earnings of $3.53 billion that were deemed to be indefinitely reinvested. A provision has not been recognized to the extent that distributions from such subsidiaries are subject to additional foreign withholding or state income tax. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Pursuant to SEC Staff Accounting Bulletin No. 118, measurement period adjustments in 2019 related to the Tax Cuts and Jobs Act included $47 million of benefit for the repatriation tax, net of adjustments related to uncertain tax positions. We recognize the foreign minimum tax in the period the tax is incurred.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consist of the following:

As of	2021	2020

Deferred tax assets
Net operating loss and tax credit carryforwards	$783	$912
Accrued salaries, wages, and benefits	206	176
Operating lease liabilities	109	114
Property, plant, and equipment	37	—
Other	115	91
Gross deferred tax assets	1,250	1,293
Less valuation allowance	(233)	(294)
Deferred tax assets, net of valuation allowance	1,017	999

Deferred tax liabilities
Right-of-use assets	(90)	(95)
Product and process technology	(12)	(57)
Property, plant, and equipment	—	(50)
Other	(143)	(99)
Deferred tax liabilities	(245)	(301)

Net deferred tax assets	$772	$698

Reported as
Deferred tax assets	$782	$707
Deferred tax liabilities (included in other noncurrent liabilities)	(10)	(9)
Net deferred tax assets	$772	$698

We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of September 2, 2021, and September 3, 2020, we had a valuation allowance of $233 million and $294 million, respectively, against our net deferred tax assets, primarily related to carryforwards in Malaysia and Japan. Changes in 2021 in the valuation allowance were due to loss expirations during the year, offset by adjustments based on management’s assessment of tax credits, allowances and net operating losses that are more likely than not to be realized.

As of September 2, 2021, our net operating loss carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Expiration	State	Japan	Malaysia	Singapore	Other	Total

2022 - 2026	$49	$617	$—	$—	$1	$667
2027 - 2031	537	—	—	—	—	537
2032 - 2036	355	—	—	—	—	355
2037 - 2041	61	—	—	—	—	61
Indefinite	1	—	606	477	7	1,091
	$1,003	$617	$606	$477	$8	$2,711

76 | 2021 10-K

As of September 2, 2021, our federal and state tax credit carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	U.S. Federal	State	Total

2022 - 2026	$—	$45	$45
2027 - 2031	—	84	84
2032 - 2036	32	132	164
2037 - 2041	364	5	369
Indefinite	—	104	104
	$396	$370	$766

Below is a reconciliation of the beginning and ending amount of our unrecognized tax benefits:

For the year ended	2021	2020	2019

Beginning unrecognized tax benefits	$411	$383	$261
Increases related to tax positions from prior years	2	14	124
Increases related to tax positions taken in current year	260	27	44
Decreases related to tax positions from prior years	(13)	(13)	(46)
Ending unrecognized tax benefits	$660	$411	$383

As of September 2, 2021, gross unrecognized tax benefits were $660 million, substantially all of which would affect our effective tax rate in the future, if recognized. Increases to unrecognized tax benefits were primarily due to tax return positions taken during 2021. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be significant.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2017 through 2021. We are currently under audit by the Internal Revenue Service for our 2018 and 2019 tax years. In addition, tax returns that remain open to examination in Singapore, Taiwan and Japan range from the years 2015 to 2021. We believe that adequate amounts of taxes and related interest and penalties have been provided, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations, or financial condition.

Earnings Per Share

For the year ended	2021	2020	2019

Net income attributable to Micron – Basic	$5,861	$2,687	$6,313
Assumed conversion of debt	—	(4)	(12)
Net income attributable to Micron – Diluted	$5,861	$2,683	$6,301

Weighted-average common shares outstanding – Basic	1,120	1,110	1,114
Dilutive effect of equity plans and convertible notes	21	21	29
Weighted-average common shares outstanding – Diluted	1,141	1,131	1,143

Earnings per share
Basic	$5.23	$2.42	$5.67
Diluted	5.14	2.37	5.51

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were as follows at the end of the periods shown:

For the year ended	2021	2020	2019

Equity plans	2	5	8

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

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments. As of September 2, 2021 and September 3, 2020, CNBU, MBU, SBU, and EBU had goodwill of $832 million, $198 million, $101 million, and $97 million, respectively.
78 | 2021 10-K

For the year ended	2021	2020	2019

Revenue
CNBU	$12,280	$9,184	$9,968
MBU	7,203	5,702	6,403
SBU	3,973	3,765	3,826
EBU	4,209	2,759	3,137
All Other	40	25	72
	$27,705	$21,435	$23,406

Operating income (loss)
CNBU	$4,295	$2,010	$4,645
MBU	2,173	1,074	2,606
SBU	173	36	(386)
EBU	1,006	301	923
All Other	20	(2)	13
	7,667	3,419	7,801

Unallocated
Stock-based compensation	(395)	(328)	(243)
Inventory accounting policy change to FIFO	(133)	—	—
Change in inventory cost absorption	(160)	—	—
3D XPoint inventory write-down	(49)	—	—
Restructure and asset impairments	(488)	(60)	32
Patent license charges	(128)	—	—
Employee severance	—	—	(116)
Other	(31)	(28)	(98)
	(1,384)	(416)	(425)

Operating income	$6,283	$3,003	$7,376

Depreciation and amortization expense included in operating income was as follows:

For the year ended	2021	2020	2019

CNBU	$2,497	$2,318	$1,833
MBU	1,101	1,436	1,235
SBU	1,028	1,115	1,555
EBU	1,553	741	748
All Other	8	12	27
Unallocated	27	28	26
	$6,214	$5,650	$5,424

Certain Concentrations

Revenue by market segment as an approximate percent of total revenue is presented in the table below:

For the year ended	2021	2020	2019

Mobile	25%	25%	25%
Client and graphics	20%	20%	20%
Enterprise and cloud server	20%	20%	20%
SSDs and other storage	15%	20%	15%
Automotive, industrial, and consumer	15%	15%	15%

Revenue from WPG Holdings Limited was 13% of total revenue in 2021. Revenue from Kingston Technology Company, Inc. was 11% of total revenue for 2020 and 2019. Revenue from Huawei Technologies Co. Ltd. was 12% of total revenue for 2019. Our sales to WPG were included in our MBU, CNBU, EBU, and SBU segments; our sales to Kingston were included in our CNBU, MBU, and SBU segments; and our sales to Huawei were included in our MBU, CNBU, SBU, and EBU segments.

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

Geographic Information

Revenue based on the geographic location of our customers’ headquarters was as follows:

For the year ended	2021	2020	2019

United States	$12,155	$10,381	$12,451
Taiwan	6,606	3,657	2,703
Mainland China (excluding Hong Kong)	2,456	2,337	3,595
Hong Kong	2,582	1,792	1,614
Japan	1,652	1,387	958
Other Asia Pacific	1,420	1,157	1,032
Other	834	724	1,053
	$27,705	$21,435	$23,406

80 | 2021 10-K

Long-lived assets by geographic area consisted of property, plant, and equipment and right-of-use assets and were as follows:

As of	2021	2020

Taiwan	$11,457	$10,516
Singapore	9,411	8,161
Japan	7,222	6,478
United States(1)	5,205	5,434
Malaysia	757	385
China	436	478
Other	175	163
	$34,663	$31,615
(1)Included $899 million (net of impairment) as of September 2, 2021 of property, plant, and equipment for our Lehi facility that was classified as held for sale and presented in other current assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Micron Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Micron Technology, Inc. and its subsidiaries (the “Company”) as of September 2, 2021 and September 3, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended September 2, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 2, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 2, 2021 and September 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principle

As discussed in the Significant Accounting Policies and Inventories notes to the consolidated financial statements, the Company changed the manner in which it accounts for inventory costing from the average cost inventory accounting method to the first-in, first-out inventory accounting method and the manner in which it classifies spare parts for equipment from raw materials inventories to other current assets in 2021, and the manner in which it accounts for leases in 2020.

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

82 | 2021 10-K

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

Valuation of Inventories (Finished goods and Work in process)

As described in the Significant Accounting Policies and Inventories notes to the consolidated financial statements, as of September 2, 2021, the Company had a net inventory balance for finished goods and work in process inventory totaling approximately $4 billion. As disclosed by management, determining the net realizable value of the Company's net inventories involves significant judgments, including projecting future average selling prices and future sales volumes.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the net realizable value of finished goods and work in process inventories, significant assumptions, and data used to value the inventories. These procedures also included, among others, testing management's process for developing the net realizable value estimate of finished goods and work in process inventories; evaluating the appropriateness of management’s estimated net realizable value methodology; testing the completeness, accuracy, and relevance of underlying data used in the estimate of net realizable value of finished goods and work in process inventories; and evaluating the reasonableness of management's assumptions related to future average selling prices and future sales volumes. Evaluating management's assumptions related to future average selling prices and future sales volumes involved evaluating whether the assumptions used by management were reasonable considering (i) current and past results, including recent sales, (ii) the consistency with external market, industry data and current contract prices, (iii) a comparison of the prior year estimates to actual results in the current year, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 8, 2021

We have served as the Company’s auditor since 1984.
84 | 2021 10-K

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

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 2, 2021. The effectiveness of our internal control over financial reporting as of September 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, “Information About Our Executive Officers” in Part I, Item 1 of this report. Other information required by Items 10, 11, 12, 13, and 14 will be contained in our 2021 Proxy Statement which will be filed with the SEC within 120 days after September 2, 2021 and is incorporated herein by reference.

86 | 2021 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1	Financial Statements: See our consolidated financial statements under Item 8.
2	Financial Statement Schedule:
See “Schedule II – Valuation and Qualifying Accounts” within Item 15 below.

Certain Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
3	Exhibits. See “Index to Exhibits” within Item 15 below.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year

Deferred Tax Asset Valuation Allowance
Year ended September 2, 2021	$294	$(54)	$(7)	$233
Year ended September 3, 2020	277	20	(3)	294
Year ended August 29, 2019	228	40	9	277

88 | 2021 10-K

Index to Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		3.1	2/16/21
4.1	Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.1	2/6/19
4.2	First Supplemental Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	2/6/19
4.3	Form of Note for Micron Technology, Inc.’s 4.640% Senior Notes due 2024 (included in Exhibit 4.2)		8-K		4.3	2/6/19
4.4	Form of Note for Micron Technology, Inc.’s 4.975% Senior Notes due 2026 (included in Exhibit 4.2)		8-K		4.4	2/6/19
4.5	Form of Note for Micron Technology, Inc.’s 5.327% Senior Notes due 2029 (included in Exhibit 4.2)		8-K		4.5	2/6/19
4.6	Second Supplemental Indenture, dated as of July 12, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	7/12/19
4.7	Form of Note for Micron Technology, Inc.’s 4.185% Senior Notes due 2027 (included in Exhibit 4.6)		8-K		4.3	7/12/19
4.8	Form of Note for Micron Technology, Inc.’s 4.663% Senior Notes due 2030 (included in Exhibit 4.6)		8-K		4.4	7/12/19
4.9	Third Supplemental Indenture, dated as of April 24, 2020, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	4/24/20
4.10	Form of Note for Micron Technology, Inc.’s 2.497% Senior Notes due 2023 (included in Exhibit 4.9)		8-K		4.3	4/24/20
4.11	Description of Registrant’s Securities		10-K	9/3/20	4.13	10/19/20
10.1**	Micron Technology, Inc. Executive Officer Performance Incentive Plan		DEF 14A		B	12/7/17
10.2**	Amended and Restated 2004 Equity Incentive Plan		10-K	9/1/16	10.6	10/28/16
10.3**	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-K	9/1/16	10.7	10/28/16
10.4**	Amended and Restated 2007 Equity Incentive Plan		DEF 14A		A	12/1/20
10.5**	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-K	9/1/16	10.9	10/28/16
10.6**	Nonstatutory Stock Option Plan, as Amended		10-K	9/1/16	10.10	10/28/16
10.7**	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions		10-K	9/1/16	10.11	10/28/16
10.8*	Patent License Agreement, dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC, and Micron Technology, Inc.		10-Q	11/30/06	10.66	1/16/07
10.9**	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	2/27/14	10.3	4/7/14
10.10**	Form of Severance Agreement		8-K		99.2	11/1/07
10.11*	Technology Transfer and License Option Agreement for 20NM Process Node, dated as of January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation		10-Q/A	2/28/13	10.126	8/7/13
10.12**	Deferred Compensation Plan, as amended		10-Q	3/4/21	10.15	4/1/21
10.13**	Executive Agreement, dated April 26, 2017, by and between Micron Technology, Inc. and Sanjay Mehrotra		10-Q	6/1/17	10.67	6/30/17
10.14**	Severance Benefits for Sumit Sadana		10-Q	11/30/17	10.70	12/20/17
10.15**	Form of Amendment to Executive/Severance Agreement		8-K		99.1	11/13/17

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.16**	Severance Benefits for Manish Bhatia		10-Q	11/30/17	10.74	12/20/17
10.17**	Micron Technology, Inc. Employee Stock Purchase Plan	X
10.18**	Severance Benefits for David A. Zinsner		10-Q	3/1/18	10.76	3/23/18
10.19	Credit Agreement, dated as of May 14, 2021, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	6/3/21	10.22	7/1/21
10.20	Term Loan Credit Agreement, dated as of May 14, 2021, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	6/3/21	10.23	7/1/21
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
** Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

90 | 2021 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
Date	October 8, 2021	By:	/s/ David A. Zinsner
David A. Zinsner Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay Mehrotra	President and	October 8, 2021
(Sanjay Mehrotra)	Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ David A. Zinsner	Senior Vice President and	October 8, 2021
(David A. Zinsner)	Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen	Corporate Vice President and	October 8, 2021
(Scott Allen)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Richard M. Beyer	Director	October 8, 2021
(Richard M. Beyer)

/s/ Lynn Dugle	Director	October 8, 2021
(Lynn Dugle)

/s/ Steve Gomo	Director	October 8, 2021
(Steve Gomo)

/s/ Linnie Haynesworth	Director	October 8, 2021
(Linnie Haynesworth)

/s/ Mary Pat McCarthy	Director	October 8, 2021
(Mary Pat McCarthy)

/s/ Robert E. Switz	Chair of the Board	October 8, 2021
(Robert E. Switz)	Director

/s/ MaryAnn Wright	Director	October 8, 2021
(MaryAnn Wright)