Form 10-Q
period 2021-12-02
MICRON TECHNOLOGY INC
filed 2022-01-06
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2021
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
The number of outstanding shares of the registrant’s common stock as of January 3, 2022 was 1,119,777,110.

Micron Corporate Profile

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world, excluding IP/software revenue*

135
On the 2021 Fortune 500

48,500+
Patents granted and growing***

17
Countries**

11
Manufacturing sites*** and
14 customer labs**

~43,000
Team members**

It’s All About Data

Data is today’s new business currency, and memory and storage are a critical foundation for the data economy. Memory and storage innovations are transforming society and enabling significant value for all.

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

Our Commitment
*Gartner Market Share: Semiconductors by End Market, Worldwide, 2020 (April 2021) **Micron data as of September 2, 2021 ***Micron data as of November 19, 2021
Our customers depend on our innovative solutions every day. We dedicate ourselves to demonstrating our environmental conscience, an inclusive team culture where all voices are heard and respected, and engaging in our communities to enrich life for all.

Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com	Global Product Portfolio
DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages
Connect with us on micron.com
© 2022 Micron Technology, Inc. Micron, the Micron orbit logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 10/21 CCMMD-1707390403-3712

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due 2023	Inotera	Inotera Memories, Inc.
2024 Notes	4.640% Senior Notes due 2024	Intel	Intel Corporation
2024 Term Loan A	Senior Term Loan A due 2024	LIBOR	London Interbank Offered Rate
2026 Notes	4.975% Senior Notes due 2026	LPDRAM	Low-Power DRAM
2027 Notes	4.185% Senior Notes due 2027	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2029 Notes	5.327% Senior Notes due 2029	Micron	Micron Technology, Inc. (Parent Company)
2030 Notes	4.663% Senior Notes due 2030	MTU	Micron Technology Utah, LLC
2032 Green Bonds	2.703% Senior Notes due 2032	Qimonda	Qimonda AG
2041 Notes	3.366% Senior Notes due 2041	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2051 Notes	3.477% Senior Notes due 2051	SOFR	Secured Overnight Financing Rate
DDR	Double Data Rate DRAM	SSD	Solid State Drive
EUV	Extreme ultraviolet lithography	TI	Texas Instruments Incorporated
IMFT	IM Flash Technologies, LLC

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

4 | 2022 Q1 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the impact of coronavirus disease 2019, including variant strains (“COVID-19”) to our business, including in Xi’an China; the sufficiency of our cash and investments; the payment of future cash dividends; capital spending in 2022; and funding of sustainability-focused projects. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	December 2, 2021	December 3, 2020

Revenue	$7,687	$5,773
Cost of goods sold	4,122	4,037
Gross margin	3,565	1,736

Research and development	712	647
Selling, general, and administrative	259	214
Restructure and asset impairments	38	8
Other operating (income) expense, net	(75)	1
Operating income	2,631	866

Interest income	10	10
Interest expense	(45)	(48)
Other non-operating income (expense), net	(75)	13
	2,521	841

Income tax (provision) benefit	(219)	(51)
Equity in net income (loss) of equity method investees	4	13
Net income	$2,306	$803

Earnings per share
Basic	$2.06	$0.72
Diluted	2.04	0.71

Number of shares used in per share calculations
Basic	1,119	1,115
Diluted	1,130	1,135

See accompanying notes to consolidated financial statements.
6 | 2022 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

Three months ended	December 2, 2021	December 3, 2020

Net income	$2,306	$803

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(86)	40
Gains (losses) on investments	(7)	(1)
Other comprehensive income (loss)	(93)	39
Total comprehensive income	$2,213	$842

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	December 2, 2021	September 2, 2021

Assets
Cash and equivalents	$8,680	$7,763
Short-term investments	900	870
Receivables	5,250	5,311
Inventories	4,827	4,487
Assets held for sale	13	974
Other current assets	521	502
Total current assets	20,191	19,907
Long-term marketable investments	1,817	1,765
Property, plant, and equipment	35,155	33,213
Operating lease right-of-use assets	574	551
Intangible assets	347	349
Deferred tax assets	746	782
Goodwill	1,228	1,228
Other noncurrent assets	1,188	1,054
Total assets	$61,246	$58,849

Liabilities and equity
Accounts payable and accrued expenses	$5,470	$5,325
Current debt	118	155
Other current liabilities	924	944
Total current liabilities	6,512	6,424
Long-term debt	6,904	6,621
Noncurrent operating lease liabilities	523	504
Noncurrent unearned government incentives	767	808
Other noncurrent liabilities	632	559
Total liabilities	15,338	14,916

Commitments and contingencies

Micron shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,220 shares issued and 1,120 outstanding (1,216 shares issued and 1,119 outstanding as of September 2, 2021)	122	122
Additional capital	9,564	9,453
Retained earnings	41,267	39,051
Treasury stock, 100 shares held (97 shares as of September 2, 2021)	(4,954)	(4,695)
Accumulated other comprehensive income (loss)	(91)	2
Total equity	45,908	43,933
Total liabilities and equity	$61,246	$58,849

See accompanying notes to consolidated financial statements.
8 | 2022 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income	—	—	—	2,306	—	—	2,306
Other comprehensive income (loss), net	—	—	—	—	—	(93)	(93)
Stock issued under stock plans	5	—	5	—	—	—	5
Stock-based compensation expense	—	—	118	—	—	—	118
Repurchase of stock	(1)	—	(12)	(90)	(259)	—	(361)
Balance at December 2, 2021	1,220	$122	$9,564	$41,267	$(4,954)	$(91)	$45,908

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996
Net income	—	—	—	803	—	—	803
Other comprehensive income (loss), net	—	—	—	—	—	39	39
Stock issued under stock plans	5	1	33	—	—	—	34
Stock-based compensation expense	—	—	92	—	—	—	92
Repurchase of stock	(1)	—	(8)	(49)	—	—	(57)
Balance at December 3, 2020	1,198	$120	$9,034	$34,138	$(3,495)	$110	$39,907

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

Three months ended	December 2, 2021	December 3, 2020

Cash flows from operating activities
Net income	$2,306	$803
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	1,671	1,487
Stock-based compensation	118	92
(Gain) loss on debt repurchases and conversions	83	—
Change in operating assets and liabilities
Receivables	67	251
Inventories	(344)	130
Accounts payable and accrued expenses	(42)	(753)
Deferred income taxes, net	54	(24)
Other	25	(19)
Net cash provided by operating activities	3,938	1,967

Cash flows from investing activities
Expenditures for property, plant, and equipment	(3,265)	(2,738)
Purchases of available-for-sale securities	(528)	(1,002)
Proceeds from sale of Lehi, Utah fab	893	—
Proceeds from maturities of available-for-sale securities	313	216
Proceeds from sales of available-for-sale securities	124	45
Proceeds from government incentives	55	40
Other	(77)	21
Net cash provided by (used for) investing activities	(2,485)	(3,418)

Cash flows from financing activities
Repayments of debt	(1,949)	(84)
Repurchases of common stock - repurchase program	(259)	—
Payments of dividends to shareholders	(112)	—
Repurchases of common stock - withholdings on employee equity awards	(102)	(57)
Payments on equipment purchase contracts	(78)	(97)
Proceeds from issuance of debt	2,000	—
Other	(13)	24
Net cash provided by (used for) financing activities	(513)	(214)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(6)	27

Net increase (decrease) in cash, cash equivalents, and restricted cash	934	(1,638)
Cash, cash equivalents, and restricted cash at beginning of period	7,829	7,690
Cash, cash equivalents, and restricted cash at end of period	$8,763	$6,052

See accompanying notes to consolidated financial statements.
10 | 2022 Q1 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 2, 2021. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended September 2, 2021.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 2, 2021.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2022 and 2021 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 2, 2021.

Lehi, Utah Fab and 3D XPoint

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPoint at scale. Accordingly, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi, Utah that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale as of the second quarter of 2021 and ceased depreciating the assets. On June 30, 2021, we announced a definitive agreement to sell our Lehi facility to TI and closed the sale on October 22, 2021.

In the first quarter of 2022, we received $893 million from TI for the sale of the Lehi facility and disposed of $918 million of net assets, consisting primarily of property, plant, and equipment of $921 million; $55 million of other assets, consisting primarily of a receivable for reimbursement of property taxes, equipment spare parts, and raw materials; and $58 million of liabilities, consisting primarily of a finance lease obligation. As a result of the disposition of the Lehi facility and other related adjustments, we recognized a loss of $23 million included in restructure and asset impairments in the first quarter of 2022.

In the third quarter of 2021, we recognized a charge of $435 million included in restructure and asset impairments in connection with the definitive agreement with TI (and a tax benefit of $104 million included in income tax (provision) benefit) to write down the assets held for sale to the expected consideration, net of estimated selling costs. In the second quarter of 2021, we also recognized a charge of $49 million in cost of goods sold to write down 3D XPoint inventory in connection with our decision to cease further development of this technology.

Cash and Investments

Substantially all of our marketable debt and equity investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	December 2, 2021				September 2, 2021
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,516	$—	$—	$6,516	$5,796	$—	$—	$5,796
Level 1(2)
Money market funds	105	—	—	105	38	—	—	38
Level 2(3)
Certificates of deposits	1,996	63	—	2,059	1,907	69	—	1,976
Corporate bonds	1	510	1,155	1,666	9	429	1,134	1,572
Asset-backed securities	—	81	559	640	8	95	509	612
Government securities	16	169	103	288	1	190	122	313
Commercial paper	46	77	—	123	4	87	—	91
	8,680	$900	$1,817	$11,397	7,763	$870	$1,765	$10,398
Restricted cash(4)	83				66
Cash, cash equivalents, and restricted cash	$8,763				$7,829
(1)The maturities of long-term marketable securities range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of December 2, 2021 or September 2, 2021.
(4)Restricted cash is included in other current assets and other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

In addition to the amounts included in the table above, we had $167 million and $153 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of December 2, 2021 and September 2, 2021, respectively.

Receivables

As of	December 2, 2021	September 2, 2021

Trade receivables	$4,924	$4,920
Income and other taxes	217	264
Other	109	127
	$5,250	$5,311

12 | 2022 Q1 10-Q

Inventories

As of	December 2, 2021	September 2, 2021

Finished goods	$610	$513
Work in process	3,661	3,469
Raw materials and supplies	556	505
	$4,827	$4,487

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. The change to FIFO was not material to any prior periods, and as such, prior periods were not retrospectively adjusted.

Property, Plant, and Equipment

As of	December 2, 2021	September 2, 2021

Land	$280	$280
Buildings	15,440	14,776
Equipment(1)	54,271	51,902
Construction in progress(2)	1,440	1,517
Software	1,096	987
	72,527	69,462
Accumulated depreciation	(37,372)	(36,249)
	$35,155	$33,213
(1)Includes costs related to equipment not placed into service of $3.15 billion as of December 2, 2021 and $1.99 billion as of September 2, 2021.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	December 2, 2021		September 2, 2021
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$643	$(296)	$633	$(284)
Goodwill	1,228		1,228

In the first quarters of 2022 and 2021, we capitalized $18 million and $22 million, respectively, for product and process technology with weighted-average useful lives of 11 years and 10 years, respectively. Amortization expense was $20 million for both the first three months of 2022 and 2021. Expected amortization expense is $55 million for the remainder of 2022, $63 million for 2023, $56 million for 2024, $36 million for 2025, and $27 million for 2026.

Leases

Operating lease costs include short-term and variable lease expenses. Short-term, variable leases, and sublease income are not material for the periods presented. The components of lease expense are presented below:

Three months ended	December 2, 2021	December 3, 2020

Finance lease cost
Amortization of right-of-use asset	$25	$16
Interest on lease liability	6	5
Operating lease cost	29	27
	$60	$48

Supplemental cash flow information related to leases was as follows:

Three months ended	December 2, 2021	December 3, 2020

Cash flows used for operating activities
Finance leases	$5	$6
Operating leases	27	27
Cash flows used for financing activities from financing leases	20	21
Noncash acquisitions of right-of-use assets
Finance leases	198	61
Operating leases	39	7

Supplemental balance sheet information related to leases was as follows:

As of	December 2, 2021	September 2, 2021

Finance lease right-of-use assets (included in property, plant, and equipment and assets held for sale)	$886	$766
Current operating lease liabilities (included in accounts payable and accrued expenses)	58	55

Weighted-average remaining lease term (in years)
Finance leases	6	5
Operating leases	7	7
Weighted-average discount rate
Finance leases	2.69%	3.14%
Operating leases	2.63%	2.63%

Maturities of lease liabilities existing as of December 2, 2021 were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2022	$103	$53
2023	123	72
2024	98	66
2025	83	53
2026	83	49
2027 and thereafter	565	407
Less imputed interest	(129)	(119)
	$926	$581
14 | 2022 Q1 10-Q

The table above excludes any lease liabilities for leases that have been executed but have not yet commenced. As of December 2, 2021, we had such lease liabilities relating to (1) operating lease payment obligations of $147 million for the initial 10-year lease term for a building, and (2) finance lease obligations of $324 million over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	December 2, 2021	September 2, 2021

Accounts payable	$1,896	$1,744
Property, plant, and equipment	2,105	1,887
Salaries, wages, and benefits	700	984
Income and other taxes	448	364
Other	321	346
	$5,470	$5,325

Debt

	December 2, 2021					September 2, 2021
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	0.965%	1.00%	$—	$1,186	$1,186	$—	$1,186	$1,186
2026 Notes	4.975%	5.07%	—	498	498	—	498	498
2027 Notes(1)	4.185%	4.27%	—	883	883	—	901	901
2029 Notes	5.327%	5.40%	—	697	697	—	696	696
2030 Notes	4.663%	4.73%	—	846	846	—	846	846
2032 Green Bonds	2.703%	2.77%	—	994	994	—	—	—
2041 Notes	3.366%	3.41%	—	496	496	—	—	—
2051 Notes	3.477%	3.52%	—	496	496	—	—	—
Finance lease obligations	N/A	2.69%	118	808	926	155	649	804
2023 Notes	N/A	N/A	—	—	—	—	1,247	1,247
2024 Notes	N/A	N/A	—	—	—	—	598	598
			$118	$6,904	$7,022	$155	$6,621	$6,776
(1)In 2021, we entered into fixed-to-floating interest rate swaps on the 2027 Notes with an aggregate $900 million notional amount equal to the principal amount of the 2027 Notes. The resulting variable interest paid is at a rate equal to SOFR plus approximately 3.33%. The fixed-to-floating interest rate swaps are accounted for as fair value hedges, as a result, the carrying value of our 2027 Notes reflects adjustments in fair value.

Debt Activity

The table below presents the effects of issuances and prepayments of debt in the first quarter of 2022:

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash	Gain (Loss)

Issuances
2032 Green Bonds	$1,000	$994	$994	$—
2041 Notes	500	496	496	—
2051 Notes	500	496	496	—
Prepayments
2023 Notes	(1,250)	(1,247)	(1,281)	(34)
2024 Notes	(600)	(598)	(647)	(49)
	$150	$141	$58	$(83)
Senior Unsecured Notes

On November 1, 2021, we issued $2.00 billion aggregate principal amount of unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes in a public offering. Issuance costs for these notes were $14 million.

We may redeem our 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes, 2032 Green Bonds, 2041 Notes, and 2051 Notes (the “Senior Unsecured Notes”), in whole or in part, at our option prior to their respective maturity date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal, in each case plus accrued interest. We may also redeem any series of our Senior Unsecured Notes, in whole or in part, at a price equal to par between two and six months prior to maturity in accordance with the respective terms of such series.

Each series of Senior Unsecured Notes contains covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing such notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indentures governing our Senior Unsecured Notes, we will be required to offer to purchase such notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Revolving Credit Facility

As of December 2, 2021, $2.50 billion was available to us under the Revolving Credit Facility and no amounts were outstanding. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid any time without penalty. Any amounts drawn under the Revolving Credit Facility would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings.

16 | 2022 Q1 10-Q

Maturities of Notes Payable

As of December 2, 2021, maturities of notes payable were as follows:

Remainder of 2022	$—
2023	—
2024	—
2025	1,188
2026	500
2027 and thereafter	4,450
Unamortized discounts	(29)
Hedge accounting fair value adjustment	(13)
$6,096

Contingencies

Patent Matters

As is typical in the semiconductor and other high-tech industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon their intellectual property rights.

On August 12, 2014, MLC Intellectual Property, LLC filed a patent infringement action against Micron in the U.S. District Court for the Northern District of California. The complaint alleges that Micron infringes a single U.S. patent and seeks damages, attorneys’ fees, and costs. On November 5, 2021, the District Court dismissed MLC’s claims with prejudice pursuant to a stipulation of dismissal filed by the parties.

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

On March 21, 2018, MXA was served with a patent infringement complaint filed by United Microelectronics Corporation (“UMC”) in the Fuzhou Court. On April 3, 2018, MSS was served with the same complaint. The complaint alleges that MXA and MSS infringe a Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint seeks an order requiring MXA and MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 90 million Chinese yuan plus court fees incurred. On November 26, 2021, pursuant to a settlement agreement between UMC and Micron, UMC filed an application to the Fuzhou Court to withdraw its complaints against MXA and MSS.

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and an additional complaint filed by UMC in the Fuzhou Court. The additional complaints allege that MSS infringes two Chinese patents by manufacturing and selling certain Crucial MX300 SSDs. The complaint filed by UMC seeks an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua seeks an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred. On November 26, 2021, pursuant to a settlement agreement between UMC and Micron, UMC filed an application to the Fuzhou Court to withdraw its complaint against MSS.

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
18 | 2022 Q1 10-Q

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

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purported to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief. On September 3, 2021, the District Court granted Micron’s motion to dismiss the further amended complaint with prejudice. On October 1, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

Additionally, six cases have been filed in the following Canadian courts on the dates indicated: Superior Court of Quebec (April 30, 2018 and May 3, 2018), the Federal Court of Canada (May 2, 2018), the Ontario Superior Court of Justice (May 15, 2018), and the Supreme Court of British Columbia (May 10, 2018). The plaintiffs in these cases are individuals seeking certification of class actions on behalf of direct and indirect purchasers of DRAM in Canada (or regions of Canada) between June 1, 2016 and February 1, 2018. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

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

Other

On December 5, 2017, Micron filed a complaint against UMC and Jinhua in the U.S. District Court for the Northern District of California. The complaint alleged that UMC and Jinhua violated the Defend Trade Secrets Act, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, and California’s Uniform Trade Secrets Act by misappropriating Micron’s trade secrets and other misconduct. Micron’s complaint sought damages, restitution, disgorgement of profits, injunctive relief, and other appropriate relief. On January 3, 2022, pursuant to a settlement agreement between UMC and Micron, the District Court dismissed Micron's claims against UMC.

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

On July 13, 2015, Allied Telesis, Inc. and Allied Telesis International (Asia) Pte Ltd. filed a complaint against Micron in the Superior Court of California in Santa Clara alleging breach of implied and express warranties and fraudulent inducement to contract arising from plaintiffs’ purchase of certain allegedly defective DDR1 products between 2008 and 2010. Through subsequent amendments to the complaint, the plaintiffs substituted Allied Telesis K.K. as plaintiff, withdrew the warranty claims, and added claims of fraudulent concealment, negligent misrepresentation, negligence, and strict products liability. The plaintiff’s amended complaint seeks an unspecified award of damages, including punitive damages and lost profits. On September 3, 2020, the Superior Court granted summary judgment dismissing the claims for negligence and strict products liability and denied summary judgment as to the claims for negligent misrepresentation, fraudulent concealment, and fraudulent inducement to contract. On November 15, 2021, the Superior Court granted summary judgment dismissing the claims for negligent misrepresentation and fraudulent inducement to contract. A trial regarding plaintiff’s claim for fraudulent concealment is scheduled to begin on January 10, 2022.

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
20 | 2022 Q1 10-Q

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

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. In the first quarter of 2022, we repurchased 3.6 million shares of our common stock for $259 million. Through December 2, 2021, we had repurchased an aggregate of $4.30 billion under the authorization. The shares repurchased were recorded as treasury stock.

Dividends: In the first quarter of 2022, we paid dividends of $112 million ($0.10 per share) that were declared in the fourth quarter of 2021. On December 17, 2021, our Board of Directors declared a quarterly dividend of $0.10 per share, payable in cash on January 18, 2022, to shareholders of record as of the close of business on January 3, 2022.

Accumulated Other Comprehensive Income: Changes in accumulated other comprehensive income by component for the three months ended December 2, 2021 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 2, 2021	$(22)	$22	$1	$1	$2
Other comprehensive income before reclassifications	(100)	—	(9)	—	(109)
Amount reclassified out of accumulated other comprehensive income	(3)	—	—	—	(3)
Tax effects	17	—	2	—	19
Other comprehensive income (loss)	(86)	—	(7)	—	(93)
As of December 2, 2021	$(108)	$22	$(6)	$1	$(91)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	December 2, 2021		September 2, 2021
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$6,550	$6,096	$6,584	$5,973

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of December 2, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$5,469	$19	$(118)
Cash flow commodity hedges	55	—	(1)
Fair value interest rate hedges	900	—	(13)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,858	2	(6)
		$21	$(138)

As of September 2, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,601	$10	$(66)
Cash flow commodity hedges	45	2	—
Fair value interest rate hedges	900	5	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	996	3	(2)
		$20	$(68)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges for our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes. We recognized losses of $100 million and gains of $47 million for the first quarters of 2022 and 2021, respectively, in accumulated other comprehensive income from cash flow hedges. As of December 2, 2021, we expect to reclassify $59 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months.

22 | 2022 Q1 10-Q

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

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. The amounts recognized for derivative instruments without hedge accounting designation were not significant for the periods presented.

Equity Plans

As of December 2, 2021, 98 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

In the first quarter of 2022, our Board of Directors approved dividend equivalent rights for unvested restricted stock units awarded on or after October 13, 2021. Restricted Stock Awards activity is summarized as follows:

Three months ended	December 2, 2021	December 3, 2020

Restricted stock award shares granted	10	10
Weighted-average grant-date fair value per share	$70.42	$50.78

Stock-based Compensation Expense

Stock based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $36 million and $30 million was capitalized and remained in inventory as of December 2, 2021 and September 2, 2021, respectively.

Three months ended	December 2, 2021	December 3, 2020

Stock-based compensation expense by caption
Cost of goods sold	$43	$41
Research and development	38	24
Selling, general, and administrative	35	27
Restructure	(5)	—
	$111	$92

Stock-based compensation expense by type of award
Restricted stock awards	$96	$77
ESPP	14	12
Stock options	1	3
	$111	$92

As of December 2, 2021, $1.21 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2026, resulting in a weighted-average period of 1.5 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

Three months ended	December 2, 2021	December 3, 2020

DRAM	$5,587	$4,056
NAND	1,878	1,574
Other (primarily 3D XPoint memory and NOR)	222	143
	$7,687	$5,773

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Customer Contract Liabilities

Contract liabilities from customer advance payments made to secure product in future periods were $74 million as of December 2, 2021 and as of September 2, 2021, and were reported within other current liabilities. Revenue recognized during the first quarter of 2022 from the ending balance of 2021 was $63 million from meeting performance obligations by shipping against customer advances.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of December 2, 2021, our future performance obligations beyond one year were not significant.

24 | 2022 Q1 10-Q

As of December 2, 2021 and September 2, 2021, other current liabilities included $824 million and $846 million for estimates of consideration payable to customers, respectively, including estimates for pricing adjustments and returns.

Restructure and Asset Impairments

Three months ended	December 2, 2021	December 3, 2020

Restructure and asset impairments	$38	$8

Restructure and asset impairments for the first quarter of 2022 primarily related to the sale of our Lehi, Utah facility. See “Lehi, Utah Fab and 3D XPoint.”

Other Non-Operating Income (Expense), Net

Three months ended	December 2, 2021	December 3, 2020

Gain (loss) on investments	$10	$14
Gain (loss) on debt repurchases and conversions	(83)	—
Other	(2)	(1)
	$(75)	$13

Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	December 2, 2021	December 3, 2020

Income before taxes	$2,521	$841
Income tax (provision) benefit	(219)	(51)
Effective tax rate	8.7%	6.1%

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $290 million (benefiting our diluted earnings per share by $0.26) for the first quarter of 2022, and by $56 million ($0.05 per diluted share) for the first quarter of 2021.

As of December 2, 2021, gross unrecognized tax benefits were $680 million, substantially all of which would affect our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. We are currently under audit by the U.S. Internal Revenue Service for our 2018 and 2019 tax years. We believe that adequate amounts of taxes and related interest and penalties have been provided.

Earnings Per Share

Three months ended	December 2, 2021	December 3, 2020

Net income attributable to Micron – Basic and Diluted	$2,306	$803

Weighted-average common shares outstanding – Basic	1,119	1,115
Dilutive effect of equity plans and convertible notes	11	20
Weighted-average common shares outstanding – Diluted	1,130	1,135

Earnings per share
Basic	$2.06	$0.72
Diluted	2.04	0.71

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 3 million and 2 million for the first quarters of 2022 and 2021, respectively.

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
26 | 2022 Q1 10-Q

Three months ended	December 2, 2021	December 3, 2020

Revenue
CNBU	$3,406	$2,546
MBU	1,907	1,501
SBU	1,150	911
EBU	1,220	809
All Other	4	6
	$7,687	$5,773

Operating income (loss)
CNBU	$1,524	$483
MBU	624	370
SBU	152	4
EBU	422	116
All Other	3	—
	2,725	973

Unallocated
Stock-based compensation	(116)	(92)
Restructure and asset impairments	(38)	(8)
Other	60	(7)
	(94)	(107)

Operating income	$2,631	$866

Certain Concentrations

Revenue from Kingston Technology Company, Inc. was 10% of total revenue for the first three months of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual report on Form 10-K for the year ended September 2, 2021. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2022 and 2021 each contain 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

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

The introduction of 176-layer NAND and 1α (1-alpha) DRAM represent major technology breakthroughs for our company and the first time in our history that we have achieved industry leadership across these two flagship technologies. In 2021, we introduced our industry leading 1α memory node, the world’s most advanced memory node in high-volume production. This advancement has been realized across our standard compute DRAM and LPDRAM product lines. We also launched 176-layer NAND-based solutions into the market in 2021. Our managed NAND and SSD products incorporate NAND, a controller, firmware, and in some cases, DRAM. An increasing portion of our SSDs incorporate proprietary controllers and firmware that we have developed. We are shipping these new memory and storage products in volume, and we have partnered with customers to provide value-added innovation, speed market adoption of our new solutions, and prepare the ecosystem for broad adoption of our offerings across markets. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets and specific customer requirements across data center, intelligent edge, client, and mobile environments.

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

Lehi, Utah Fab and 3D XPoint

In the second quarter of 2021, we updated our portfolio strategy to further strengthen our focus on memory and storage innovations for the data center market. In connection therewith, we determined that there was insufficient market validation to justify the ongoing investments required to commercialize 3D XPoint at scale. Accordingly, we ceased development of 3D XPoint technology and engaged in discussions with potential buyers for the sale of our facility located in Lehi, Utah that was dedicated to 3D XPoint production. As a result, we classified the property, plant, and equipment as held for sale as of the second quarter of 2021 and ceased depreciating the assets. On June 30, 2021, we announced a definitive agreement to sell our Lehi facility to TI and closed the sale on October 22, 2021.

In the first quarter of 2022, we received $893 million from TI for the sale of the Lehi facility and disposed of $918 million of net assets, consisting primarily of property, plant, and equipment of $921 million; $55 million of other assets, consisting primarily of a receivable for reimbursement of property taxes, equipment spare parts, and raw materials; and $58 million of liabilities, consisting primarily of a finance lease obligation. As a result of the disposition of the Lehi facility and other related adjustments, we recognized a loss of $23 million included in restructure and asset impairments in the first quarter of 2022.

In the third quarter of 2021, we recognized a charge of $435 million included in restructure and asset impairments in connection with the definitive agreement with TI (and a tax benefit of $104 million included in income tax (provision) benefit) to write down the assets held for sale to the expected consideration, net of estimated selling costs. In the second quarter of 2021, we also recognized a charge of $49 million in cost of goods sold to write down 3D XPoint inventory in connection with our decision to cease further development of this technology.

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
28 | 2022 Q1 10-Q

ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, the severity of COVID-19 and its variants, and the effectiveness of the actions to contain or limit their spread.

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and emerging trends. These preventative protocols are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity. Government restrictions or severe outbreaks can impact our operations at certain sites. For example, our Xi’an, China facility and the facility of our subcontractor in Xi’an have recently been required to operate at reduced staffing and capacity levels due to COVID-19 quarantines and other public health protocols, though we expect to return to normal staffing and production levels as the situation in Xi’an improves. While our other global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our facilities or those of our subcontractors could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or our health and safety protocols. We may be required, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

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
•We required that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions.
•We continue to work closely with our customer base to best match our supply to changing market conditions.
•We evaluate our supply chain and communicate with our suppliers to identify supply gaps and have taken steps to provide continuity, to the extent possible. In some cases, we have added alternative suppliers, executed long-term supply agreements, and increased our on-hand inventory of raw materials needed in our operations.
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

Product Technologies

Our product portfolio of memory and storage solutions, is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, and NOR. We sell our products into various markets through our business units in numerous forms, including wafers, components, modules, SSDs, managed NAND, and MCP products. Our system-level solutions, including SSDs and managed NAND, combine NAND, a controller, firmware, and in some cases DRAM.

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

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2022		2021		2021

Revenue	$7,687	100%	$8,274	100%	$5,773	100%
Cost of goods sold	4,122	54%	4,362	53%	4,037	70%
Gross margin	3,565	46%	3,912	47%	1,736	30%

Research and development	712	9%	705	9%	647	11%
Selling, general, and administrative	259	3%	236	3%	214	4%
Restructure and asset impairments	38	—%	22	—%	8	—%
Other operating (income) expense, net	(75)	(1)%	(6)	—%	1	—%
Operating income	2,631	34%	2,955	36%	866	15%

Interest income (expense), net	(35)	—%	(38)	—%	(38)	(1)%
Other non-operating income (expense), net	(75)	(1)%	19	—%	13	—%
Income tax (provision) benefit	(219)	(3)%	(230)	(3)%	(51)	(1)%
Equity in net income (loss) of equity method investees	4	—%	14	—%	13	—%
Net income	$2,306	30%	$2,720	33%	$803	14%

Total Revenue: Total revenue for the first quarter of 2022 decreased 7% as compared to the fourth quarter of 2021 primarily due to decreases in both DRAM and NAND sales. Sales of DRAM products for the first quarter of 2022 decreased 8% as compared to the fourth quarter of 2021 primarily due to a mid-single-digit percent decrease in bit shipments and a low-single-digit percent decline in average selling prices. Sales of NAND products for the first
30 | 2022 Q1 10-Q

quarter of 2022 decreased 5% as compared to the fourth quarter of 2021 primarily due to a mid-single-digit percent decline in average selling prices. For the first quarter of 2022, DRAM and NAND bit shipments were adversely impacted by weakness in demand from some customers due to their shortages of non-memory components.

Total revenue for the first quarter of 2022 increased 33% as compared to the first quarter of 2021 primarily due to increases in both DRAM and NAND sales. Sales of DRAM products for the first quarter of 2022 increased 38% as compared to the first quarter of 2021 primarily due to a mid-20% increase in average selling prices and increases in bit shipments in the low-10% range. Sales of NAND products for the first quarter of 2022 increased 19% as compared to the first quarter of 2021 primarily due to increases in bit shipments in the mid-10% range and a mid-single-digit percent increase in average selling prices.

Overall Gross Margin: Our overall gross margin percentage decreased to 46% for the first quarter of 2022 from 47% for the fourth quarter of 2021, primarily due to decreases in DRAM and NAND average selling prices partially offset by cost reductions resulting from strong execution in delivering products featuring advanced technologies.

Our overall gross margin percentage increased to 46% for the first quarter of 2022 from 30% for the first quarter of 2021, primarily due to increases in average selling prices and cost reductions. Our gross margins in the first quarter of 2021 included an approximate 2% adverse impact from MTU underutilization costs. MTU underutilization costs adversely affected gross margins by less than 1% in each of the fourth quarter of 2021 and the first quarter of 2022 due to cessation of depreciation on MTU assets. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Lehi, Utah Fab and 3D XPoint.”

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2022		2021		2021

CNBU	$3,406	44%	$3,794	46%	$2,546	44%
MBU	1,907	25%	1,892	23%	1,501	26%
SBU	1,150	15%	1,203	15%	911	16%
EBU	1,220	16%	1,360	16%	809	14%
All Other	4	—%	25	—%	6	—%
	$7,687		$8,274		$5,773
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the first quarter of 2022 as compared to the fourth quarter of 2021 were as follows:

•CNBU revenue decreased 10% primarily due to declines in average selling prices for DRAM and decreases in bit shipments due to lower sales to client markets.
•MBU revenue increased 1% primarily due to a slight increase in mobile DRAM sales.
•SBU revenue decreased 4% primarily due to decreases in bit shipments of component products.
•EBU revenue decreased 10% primarily due to decreases in bit shipments as a result of customer shortages of non-memory components and other supply constraints.

Changes in revenue for each business unit for the first quarter of 2022 as compared to the first quarter of 2021 were as follows:

•CNBU revenue increased 34% primarily due to higher average selling prices for DRAM and broad-based increases in bit shipments across markets.
•MBU revenue increased 27% primarily due to higher average selling prices for mobile DRAM and increases in bit shipments for high-value mobile MCP products.
•SBU revenue increased 26% primarily due to increases in bit shipments for NAND products and higher average selling prices for NAND.
•EBU revenue increased 51% primarily due to increases in bit shipments driven by strong demand growth in automotive, industrial, and consumer markets and improved pricing in industrial and consumer markets.

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2022		2021		2021

CNBU	$1,524	45%	$1,761	46%	$483	19%
MBU	624	33%	656	35%	370	25%
SBU	152	13%	175	15%	4	—%
EBU	422	35%	467	34%	116	14%
All Other	3	75%	14	56%	—	—%
	$2,725		$3,073		$973
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the first quarter of 2022 as compared to the fourth quarter of 2021 were as follows:

•CNBU operating income decreased primarily due to lower average selling prices and decreases in bit shipments, partially offset by manufacturing cost reductions.
•MBU operating income decreased primarily due to NAND price declines and higher DRAM costs associated with new product transitions, partially offset by NAND cost reductions.
•SBU operating income decreased primarily due to decreases in bit shipments.
•EBU operating income decreased primarily due to decreases in bit shipments.

Changes in operating income or loss for each business unit for the first quarter of 2022 as compared to the first quarter of 2021 were as follows:

•CNBU operating income increased primarily due to higher average selling prices, increases in bit shipments, manufacturing cost reductions, and lower MTU underutilization costs.
•MBU operating income increased primarily due to increases in DRAM average selling prices and increases in bit shipments.
•SBU operating income increased primarily due to manufacturing cost reductions, increases in average selling prices, and increases in bit shipments.
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

R&D expenses for the first quarter of 2022 were relatively unchanged as compared to the fourth quarter of 2021 as increases in employee compensation were substantially offset by reductions in volumes of development and pre-qualification wafers. R&D expenses for the first quarter of 2022 increased 10% as compared to the first quarter of 2021 primarily due to increases in employee compensation and higher volumes of development and prequalification wafers.

Selling, General, and Administrative: SG&A expenses for the first quarter of 2022 increased 10% as compared to the fourth quarter of 2021 primarily due to increases in employee compensation. SG&A expenses for the first quarter of 2022 increased 21% as compared to the first quarter of 2021 primarily due to increases in employee compensation, legal fees, and advertising.

32 | 2022 Q1 10-Q

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2022	2021	2021

Income before taxes	$2,521	$2,936	$841
Income tax (provision) benefit	(219)	(230)	(51)
Effective tax rate	8.7%	7.8%	6.1%

Our effective tax rate for the first quarter of 2022 increased as compared to the fourth and first quarters of 2021 primarily as a result of the geographic mix of our earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $290 million (benefiting our diluted earnings per share by $0.26) for the first quarter of 2022, by $381 million ($0.33 per diluted share) for the fourth quarter of 2021, and by $56 million ($0.05 per diluted share) for the first quarter of 2021.

The United States government is considering various tax reform proposals that, if enacted, contain provisions that could increase our tax expense. We continue to monitor the legislative process and the potential impact of the proposed legislation to our overall global effective tax rate and financial statements.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”

Other: Further discussion of other items can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of December 2, 2021, $2.50 billion was available to draw under our Revolving Credit Facility.

Cash and marketable investments totaled $11.40 billion as of December 2, 2021 and $10.40 billion as of September 2, 2021. Our investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of December 2, 2021, $4.05 billion of our cash and marketable investments was held by our foreign subsidiaries.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2022 for property, plant, and equipment, net of partner contributions, to be between $11 billion and $12 billion, and we expect the timing of our capital expenditures to be weighted more toward the first half of 2022. Capital expenditures for 2022 are driven by our continued 176-layer NAND transition, pilot line enablement for next generation NAND and DRAM, and continued infrastructure and prepayments to support the introduction of EUV lithography. Actual amounts for 2022 will vary depending on market conditions. As of December 2, 2021, we had purchase obligations of approximately $3.76 billion for the acquisition of property, plant, and equipment, of which approximately $3.57 billion is expected to be paid within one year. For a description of other contractual obligations, such as debt and leases, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and “– Debt.”

On November 1, 2021, we issued $1 billion in aggregate principal amount of unsecured 2032 Green Bonds. Over time, we intend to allocate an amount equal to the net proceeds to fund eligible sustainability-focused projects involving renewable energy, green buildings, energy efficiency, water management, pollution control, and a circular economy.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to a Rule 10b5-1 trading plan. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through December 2, 2021, we have repurchased an aggregate of $4.30 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On December 17, 2021, our Board of Directors declared a quarterly dividend of $0.10 per share, payable in cash on January 18, 2022, to shareholders of record as of the close of business on January 3, 2022. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	First Quarter
	2022	2021

Net cash provided by operating activities	$3,938	$1,967
Net cash provided by (used for) investing activities	(2,485)	(3,418)
Net cash provided by (used for) financing activities	(513)	(214)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(6)	27
Net increase in cash, cash equivalents, and restricted cash	$934	$(1,638)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first quarter of 2022 as compared to the first quarter of 2021 was primarily due to higher net income adjusted for non-cash items and less of a decrease in accounts payable and accrued expenses from timing of payments, partially offset by an increase in inventories.

Investing Activities: For the first quarter of 2022, net cash used for investing activities consisted primarily of $3.27 billion of expenditures for property, plant, and equipment; inflows of $55 million of partner contributions for capital expenditures; $893 million of net inflows from the sale of the Lehi, Utah fab; and $91 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

For the first quarter of 2021, net cash used for investing activities consisted primarily of $2.74 billion of expenditures for property, plant, and equipment; inflows of $40 million of partner contributions for capital expenditures; and $741 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

Financing Activities: For the first quarter of 2022, net cash used for financing activities included $1.95 billion of repayments of debt primarily to redeem the 2023 Notes and 2024 Notes, $259 million for the acquisition of 3.6 million shares of our common stock under our $10 billion share repurchase authorization, $112 million of cash payments of dividends to shareholders, $102 million used for stock repurchases related to tax withholdings for employee equity awards, and $78 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
34 | 2022 Q1 10-Q

For the first quarter of 2021, net cash used for financing activities consisted primarily of $97 million for payments on equipment purchase contracts and $84 million for repayments of debt.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended September 2, 2021. There have been no changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended September 2, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of December 2, 2021 and September 2, 2021, we had fixed-rate debt of $4.0 billion and $3.9 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. In the first quarter of 2022, we issued new debt and repaid other debt, which significantly increased the average remaining maturity of our fixed-rate debt resulting in increased variability of its fair value from interest rate changes. We estimate that, as of December 2, 2021 and September 2, 2021, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $430 million and $200 million, respectively.

For further discussion about market risk and sensitivity analysis related to changes in currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 2, 2021.

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

During the first quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 2, 2021 and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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
•disruptions to our manufacturing process from operational issues, natural disasters, or other events;
•breaches of our security systems or products, or those of our customers, suppliers, or business partners;
•attracting, retaining, and motivating highly skilled employees;
•achieving or maintaining certain performance obligations associated with incentives from various governments;
•future acquisitions and/or alliances;
•restructure charges;
•responsible sourcing requirements and related regulations; and
•a downturn in the worldwide economy.

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
36 | 2022 Q1 10-Q

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
◦increased costs, business disruptions, attrition, and/or reduced employee morale resulting from our requirement that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, as a condition of working for us;
◦increased costs for, or unavailability of, transportation, raw materials, components, electricity and/or other energy sources, or other inputs necessary for the operation of our business;
◦reductions in, or cessation of operations at any site or in any jurisdiction resulting from government restrictions on movement and/or business operations or our measures to prevent and/or mitigate the spread of COVID-19 at one or more of our sites, such as we have experienced at some of our facilities from time to time since the start of the COVID-19 pandemic, including currently at our and our subcontractor’s respective facilities in Xi’an, China;
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

Our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs, including, but not limited to, process line-width, additional 3D memory layers, additional bits per cell (i.e., cell levels), architecture, number of mask layers, number of fabrication steps, and yield. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins. Factors that may limit our ability to maintain or reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies or additional 3D memory layers or NAND cell levels, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, new products that may require relatively larger die sizes, start-up or other costs associated with capacity expansion, and higher costs of goods and services due to inflationary pressures or market conditions.

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

38 | 2022 Q1 10-Q

In addition, if we are unable to supply sufficient quantities of products that meet customer design and performance specifications, we may be required to sell such products at lower average selling prices, which may reduce our gross margins.

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

Our future success depends on our ability to develop and produce new and competitive memory and storage technologies.

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

A substantial portion of our operations are conducted in Taiwan, Singapore, Japan, Malaysia, China, and India, and many of our customers, suppliers, and vendors also operate internationally. Our operations, and the global supply chain of the technology industry, are subject to a number of risks, including the effects of actions and policies of various governments across our global operations and supply chain. For example, political, economic, or other actions may adversely affect our operations in Taiwan. A majority of our DRAM production output in 2021 was from our fabrication facilities in Taiwan and any loss of output could have a material adverse effect on us. Any political, economic, or other actions may also adversely affect our customers and the technology industry supply chain, for which Taiwan is a central hub, and as a result, could have a material adverse impact on us.

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
40 | 2022 Q1 10-Q

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

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials, components, and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source. Various factors could impact the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future. Constraints within our supply chain for certain materials and integrated circuit components could limit our bit shipments, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Similarly, if our customers experience disruptions to their supplies, materials, components, or services, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us. For example, some PC customers have adjusted their memory and storage purchases due to shortages of non-memory components that are needed to complete PC builds. In addition, recently several automotive manufacturers have experienced shortages of non-memory semiconductor-based components from other suppliers, forcing a curtailment of their production lines and a reduction in memory and storage purchases from us. Reduction, cancellation, or alteration of the timing of customer purchases could have a material adverse effect on our business, results of operations, or financial condition.

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

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technology and anticipate expending significant resources for new semiconductor product and system-level solution development over the next several years. Additionally, we are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customers’ ability to accurately forecast the needs and preferences of their customers. As a result, our product demand forecasts may be impacted significantly by the strategic actions of our customers. In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market.

It is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality, performance, and reliability, often well in advance of a planned ramp of production, in order to secure design wins with our customers. Many
42 | 2022 Q1 10-Q

factors may negatively impact our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. Such factors have included, and may include in the future, the effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread. In addition, some of our components have long lead-times, requiring us to place orders up to a year in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance that:

•our product development efforts will be successful;
•we will be able to cost-effectively manufacture new products;
•we will be able to successfully market these products;
•we will be able to establish or maintain key relationships with customers, or that we will not be prohibited from working with certain customers, for specific chip set or design requirements;
•we will accurately predict and design products that meet our customers' specifications;
•we will be able to introduce new products into the market and qualify them with our customers on a timely basis; or
•margins generated from sales of these products will allow us to recover costs of development efforts.

Our unsuccessful efforts to develop new products and solutions could have a material adverse effect on our business, results of operations, or financial condition.

Increases in sales of system solutions may increase our dependency upon specific customers and our costs to develop, qualify, and manufacture our system solutions.

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

Manufacturing system-level solutions, such as SSDs and managed NAND, typically results in higher per-unit manufacturing costs as compared to other products. Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs exceed our per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our controller and hardware design as well as our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or controller, hardware design, and firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

Products that fail to meet specifications, are defective, or are otherwise incompatible with end uses could impose significant costs on us.

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

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events, including droughts, earthquakes, tsunamis, or other occurrences, such as the recent Taiwan drought, that could disrupt operations, resulting in increased costs, or disruptions to our or our suppliers’ or customers’ manufacturing operations. In addition, our suppliers and customers also have operations in such locations. Other events, including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, our facility and a facility operated by one of our subcontractors in Xi’an, China have recently been required to operate at reduced staffing and capacity levels due to COVID-19 quarantines and other public health protocols, which has temporarily reduced output levels from those facilities. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. The events noted above have occurred from time to time and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

44 | 2022 Q1 10-Q

Breaches of our security systems or products, or those of our customers, suppliers, or business partners, could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. Through cyberattacks of varying degrees on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks. Cyberattacks can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs”, security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. Breaches of our physical security, attacks on our network systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

Our products are also targets for cyberattacks, including those products utilized in cloud-based environments. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware and firmware and applications that may contain security vulnerabilities or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent our products are hacked, or the encryption schemes are compromised or breached, this could harm our business by requiring us to employ additional resources to fix the errors or defects, exposing us to litigation, claims, and harm to our reputation.

Any of the foregoing cybersecurity risks could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and other highly skilled, diverse employees, as well as effectively manage or plan for succession for key employees. Competition for experienced employees in our industry continues to be intense. Hiring and retaining qualified executives, engineers, technical staff, sales representatives, and other employees is critical to our business. If other employers are perceived as offering a greater degree of workplace flexibility or other employment benefits to employees than us, we may experience difficulty in attracting, retaining, and motivating the employees needed for our business operations. Our inability to attract, retain, and motivate executives and other employees or effectively manage or plan for succession of key employees may inhibit our ability to maintain or expand our business operations. In September 2021, we required that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, as a condition of working for us. Like many others in our industry, we are experiencing an increase in undesired attrition and this vaccine requirement, combined with many other factors that are influencing a very tight labor market and competition for talent across our industry, may be contributing to this increase. To the extent we experience significant attrition and are unable to timely replace employees, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, as well as restrictions on global travel as a result of local or global public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations. If our total compensation programs and workplace culture cease to be viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be weakened, which could have a material adverse effect on our business, results of operations, or financial condition.

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

46 | 2022 Q1 10-Q

We may incur restructuring charges in future periods.

From time to time, we have, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions. We may not realize expected savings or other benefits from our restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. For example, we recognized significant restructuring charges in connection with the sale of our Lehi facility. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Lehi, Utah Fab and 3D XPoint.” In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

Compliance with responsible sourcing requirements and any related regulations could increase our operating costs, or limit the supply and increase the cost of certain materials, supplies, and services, and if we fail to comply, customers may reduce purchases from us or disqualify us as a supplier.

We and many of our customers have adopted responsible sourcing programs that require us to meet certain environmental, social, and governance criteria, and to periodically report on our performance against these requirements, including that we source the materials, supplies, and services we use and incorporate into the products we sell as prescribed by these programs. Many customer programs require us to remove a supplier within a prescribed period if such supplier ceases to comply with prescribed criteria, and our supply chain may at any time contain suppliers at risk of being removed due to non-compliance with responsible sourcing requirements. Some of our customers may elect to disqualify us as a supplier (resulting in a permanent or temporary loss of sales to such customer) or reduce purchases from us if we are unable to verify that our performance or products (including the underlying supply chain) meet the specifications of our customers’ responsible sourcing programs on a continuous basis. Meeting responsible sourcing requirements may increase operating requirements and costs or limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. From time to time we remove suppliers or require our suppliers to remove suppliers from their supply chains based on our responsible sourcing requirements or customer requirements, and we or our suppliers may be unable to replace such removed suppliers in a timely or cost effective manner. Any inability to replace removed suppliers in a timely or cost effective manner may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products. Our inability to replace suppliers we have removed in a timely or cost effective manner or comply with customers’ responsible sourcing requirements or with any related regulations could have a material adverse effect on our business, results of operations, or financial condition.

A downturn in the worldwide economy may harm our business.

Downturns in the worldwide economy, due to inflation or other factors, have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.” Any claim, with or without merit, could result in significant legal fees that could negatively impact our financial results, disrupt our operations, and require significant attention from our management. We may be associated with and subject to litigation, claims, or arbitration disputes arising from, or as a result of:

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
48 | 2022 Q1 10-Q

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

On June 26, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, four substantially identical cases were filed in the same court. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint. The consolidated complaint purported to be on behalf of a nationwide class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief. On September 3, 2021, the District Court granted Micron’s motion to dismiss the further amended complaint with prejudice. On October 1, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

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

50 | 2022 Q1 10-Q

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

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the United States and China have been escalating, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. Some of our products are included in these tariffs. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and Chinese leaders. Additionally, the United States has threatened to impose tariffs on goods imported from other countries, which could also impact certain of our customers’ or our operations. If the United States were to impose current or additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Additionally, tariffs on our customers’ products could impact their sales of such end products, resulting in lower demand for our products.

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

Escalating tensions between the United States and China have led to increased trade restrictions and have affected customer ordering patterns. For example, the U.S. Bureau of Industry and Security (“BIS”) enacted broad trade restrictions with respect to Huawei that prevent us and many other companies from shipping products to Huawei. We cannot predict whether the BIS or other U.S. or foreign government entities will enact similar restrictions with respect to other customers, markets, or products. We may not be able to replace the lost revenue opportunities associated with such restrictions.

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

We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. For example, our effective tax rate increased from 1.2% for 2018 to 9.8% for 2019 primarily as a result of tax reform by the United States. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. The United States government is considering various tax reform proposals that, if enacted, contain provisions that could increase our tax expense. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

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
52 | 2022 Q1 10-Q

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of December 2, 2021 we had debt with a carrying value of $7.02 billion and $2.50 billion of our Revolving Credit Facility was available to us. Our debt obligations could adversely impact us as follows:

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
54 | 2022 Q1 10-Q

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

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 3.6 million shares for $259 million in the first three months of 2022, 15.6 million shares for $1.2 billion in 2021, 3.6 million shares for $176 million in 2020, and 66.4 million shares for $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

September 3, 2021	–	October 7, 2021	863,075	$72.97	863,075
October 8, 2021	–	November 4, 2021	2,022,720	$68.76	2,022,720
November 5, 2021	–	December 2, 2021	729,707	$78.11	729,707
			3,615,502	$71.65	3,615,502	$5,703

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

56 | 2022 Q1 10-Q

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date

4.1	Fourth Supplemental Indenture, dated as of November 1, 2021, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	11/1/21
4.2	Form of Note for Micron Technology, Inc.’s 2.703% Senior Notes due 2032 (included in Exhibit 4.1)		8-K		4.3	11/1/21
4.3	Form of Note for Micron Technology, Inc.’s 3.366% Senior Notes due 2041 (included in Exhibit 4.1)		8-K		4.4	11/1/21
4.4	Form of Note for Micron Technology, Inc.’s 3.477% Senior Notes due 2051 (included in Exhibit 4.1)		8-K		4.5	11/1/21
10.1*	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	January 6, 2022	By:	/s/ David A. Zinsner
David A. Zinsner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

58 | 2022 Q1 10-Q