Form 10-Q
period 2022-03-03
MICRON TECHNOLOGY INC
filed 2022-03-30
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2022
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
The number of outstanding shares of the registrant’s common stock as of March 24, 2022 was 1,116,666,857.

Micron Corporate Profile

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world, excluding IP/software revenue*

135
On the 2021 Fortune 500

49,000+
Patents granted and growing**

17
Countries**

11
Manufacturing sites** and
18 customer labs**

~44,000
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

Our Commitment
*Gartner Market Share: Semiconductors by End Market, Worldwide, 2020 (April 2021) **Micron data as of March 3, 2022
Our customers depend on our innovative solutions every day. We dedicate ourselves to demonstrating our environmental conscience, an inclusive team culture where all voices are heard and respected, and engaging in our communities to enrich life for all.

Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com	Global Product Portfolio
DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages
Connect with us on micron.com
© 2022 Micron Technology, Inc. Micron, the Micron orbit logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 03/22 CCMMD-1707390403-3712

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due April 2023	Inotera	Inotera Memories, Inc.
2024 Notes	4.640% Senior Notes due February 2024	Intel	Intel Corporation
2024 Term Loan A	Senior Term Loan A due October 2024	LIBOR	London Interbank Offered Rate
2026 Notes	4.975% Senior Notes due February 2026	LPDRAM	Low-power DRAM
2027 Notes	4.185% Senior Notes due February 2027	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2029 Notes	5.327% Senior Notes due February 2029	Micron	Micron Technology, Inc. (Parent Company)
2030 Notes	4.663% Senior Notes due February 2030	MTU	Micron Technology Utah, LLC
2032 Green Bonds	2.703% Senior Notes due April 2032	NVMe	Hardware interface for SSDs that connect via a PCIe bus
2041 Notes	3.366% Senior Notes due November 2041	Qimonda	Qimonda AG
2051 Notes	3.477% Senior Notes due November 2051	Revolving Credit Facility	$2.5 billion revolving credit facility due May 2026
DDR	Double Data Rate DRAM	SOFR	Secured Overnight Financing Rate
EUV	Extreme ultraviolet lithography	SSD	Solid State Drive
IMFT	IM Flash Technologies, LLC	TI	Texas Instruments Incorporated

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

4 | 2022 Q2 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plans," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the impact of the new Idaho tax law; potential increases in our effective tax rate; the impact of coronavirus disease 2019, including variant strains (“COVID-19”) to our business; the sufficiency of our cash and investments; the payment of future cash dividends; capital spending in 2022; and funding of sustainability-focused projects. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Revenue	$7,786	$6,236	$15,473	$12,009
Cost of goods sold	4,110	4,587	8,232	8,624
Gross margin	3,676	1,649	7,241	3,385

Research and development	792	641	1,504	1,288
Selling, general, and administrative	263	214	522	428
Restructure and asset impairments	5	5	43	13
Other operating (income) expense, net	70	126	(5)	127
Operating income	2,546	663	5,177	1,529

Interest income	12	10	22	20
Interest expense	(55)	(42)	(100)	(90)
Other non-operating income (expense), net	6	4	(69)	17
	2,509	635	5,030	1,476

Income tax (provision) benefit	(255)	(48)	(474)	(99)
Equity in net income (loss) of equity method investees	9	16	13	29
Net income	$2,263	$603	$4,569	$1,406

Earnings per share
Basic	$2.02	$0.54	$4.08	$1.26
Diluted	2.00	0.53	4.04	1.23

Number of shares used in per share calculations
Basic	1,119	1,120	1,119	1,118
Diluted	1,130	1,144	1,130	1,139

See accompanying notes to consolidated financial statements.
6 | 2022 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Net income	$2,263	$603	$4,569	$1,406

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(34)	(28)	(120)	12
Gains (losses) on investments	(13)	(3)	(20)	(4)
Pension liability adjustments	(1)	1	(1)	1
Cumulative translation adjustments	1	1	1	1
Other comprehensive income (loss)	(47)	(29)	(140)	10
Total comprehensive income	$2,216	$574	$4,429	$1,416

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	March 3, 2022	September 2, 2021

Assets
Cash and equivalents	$9,116	$7,763
Short-term investments	1,006	870
Receivables	5,384	5,311
Inventories	5,383	4,487
Assets held for sale	13	974
Other current assets	600	502
Total current assets	21,502	19,907
Long-term marketable investments	1,717	1,765
Property, plant, and equipment	36,171	33,213
Operating lease right-of-use assets	587	551
Intangible assets	414	349
Deferred tax assets	762	782
Goodwill	1,228	1,228
Other noncurrent assets	1,315	1,054
Total assets	$63,696	$58,849

Liabilities and equity
Accounts payable and accrued expenses	$5,650	$5,325
Current debt	123	155
Other current liabilities	1,145	944
Total current liabilities	6,918	6,424
Long-term debt	6,953	6,621
Noncurrent operating lease liabilities	535	504
Noncurrent unearned government incentives	704	808
Other noncurrent liabilities	741	559
Total liabilities	15,851	14,916

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,223 shares issued and 1,118 outstanding (1,216 shares issued and 1,119 outstanding as of September 2, 2021)	122	122
Additional capital	9,816	9,453
Retained earnings	43,407	39,051
Treasury stock, 105 shares held (97 shares as of September 2, 2021)	(5,362)	(4,695)
Accumulated other comprehensive income (loss)	(138)	2
Total equity	47,845	43,933
Total liabilities and equity	$63,696	$58,849

See accompanying notes to consolidated financial statements.
8 | 2022 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income	—	—	—	2,306	—	—	2,306
Other comprehensive income (loss), net	—	—	—	—	—	(93)	(93)
Stock issued under stock plans	5	—	5	—	—	—	5
Stock-based compensation expense	—	—	118	—	—	—	118
Repurchase of stock - repurchase program	—	—	—	—	(259)	—	(259)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(12)	(90)	—	—	(102)
Balance at December 2, 2021	1,220	$122	$9,564	$41,267	$(4,954)	$(91)	$45,908
Net income	—	—	—	2,263	—	—	2,263
Other comprehensive income (loss), net	—	—	—	—	—	(47)	(47)
Stock issued under stock plans	4	—	124	—	—	—	124
Stock-based compensation expense	—	—	129	—	—	—	129
Repurchase of stock - repurchase program	—	—	—	—	(408)	—	(408)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(1)	(10)	—	—	(11)
Dividends and dividend equivalents declared ($0.10 per share)	—	—	—	(113)	—	—	(113)
Balance at March 3, 2022	1,223	$122	$9,816	$43,407	$(5,362)	$(138)	$47,845

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996
Net income	—	—	—	803	—	—	803
Other comprehensive income (loss), net	—	—	—	—	—	39	39
Stock issued under stock plans	5	1	33	—	—	—	34
Stock-based compensation expense	—	—	92	—	—	—	92
Repurchase of stock - withholdings on employee equity awards	(1)	—	(8)	(49)	—	—	(57)
Balance at December 3, 2020	1,198	$120	$9,034	$34,138	$(3,495)	$110	$39,907
Net income	—	—	—	603	—	—	603
Other comprehensive income (loss), net	—	—	—	—	—	(29)	(29)
Stock issued under stock plans	4	—	105	—	—	—	105
Stock-based compensation expense	—	—	97	—	—	—	97
Repurchase of stock - withholdings on employee equity awards	—	—	(2)	(18)	—	—	(20)
Balance at March 4, 2021	1,202	$120	$9,234	$34,723	$(3,495)	$81	$40,663

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six months ended	March 3, 2022	March 4, 2021

Cash flows from operating activities
Net income	$4,569	$1,406
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	3,413	3,036
Stock-based compensation	247	189
(Gain) loss on debt repurchases and conversions	83	—
Change in operating assets and liabilities
Receivables	(44)	533
Inventories	(900)	629
Accounts payable and accrued expenses	107	(777)
Other	91	8
Net cash provided by operating activities	7,566	5,024

Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,876)	(5,756)
Purchases of available-for-sale securities	(922)	(1,349)
Proceeds from sale of Lehi, Utah fab	893	—
Proceeds from maturities of available-for-sale securities	631	746
Proceeds from sales of available-for-sale securities	172	178
Proceeds from government incentives	66	176
Other	(140)	31
Net cash provided by (used for) investing activities	(5,176)	(5,974)

Cash flows from financing activities
Repayments of debt	(1,981)	(103)
Repurchases of common stock - repurchase program	(667)	—
Payments of dividends to shareholders	(224)	—
Repurchases of common stock - withholdings on employee equity awards	(112)	(78)
Payments on equipment purchase contracts	(105)	(123)
Proceeds from issuance of debt	2,000	—
Other	110	95
Net cash provided by (used for) financing activities	(979)	(209)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(16)	43

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,395	(1,116)
Cash, cash equivalents, and restricted cash at beginning of period	7,829	7,690
Cash, cash equivalents, and restricted cash at end of period	$9,224	$6,574

See accompanying notes to consolidated financial statements.
10 | 2022 Q2 10-Q

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

Cash and Investments

Substantially all of our marketable debt investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	March 3, 2022				September 2, 2021
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$7,810	$—	$—	$7,810	$5,796	$—	$—	$5,796
Level 1(2)
Money market funds	103	—	—	103	38	—	—	38
Level 2(3)
Corporate bonds	—	616	1,126	1,742	9	429	1,134	1,572
Certificates of deposits	1,158	54	—	1,212	1,907	69	—	1,976
Asset-backed securities	—	72	504	576	8	95	509	612
Government securities	9	183	87	279	1	190	122	313
Commercial paper	36	81	—	117	4	87	—	91
	9,116	$1,006	$1,717	$11,839	7,763	$870	$1,765	$10,398
Restricted cash(4)	108				66
Cash, cash equivalents, and restricted cash	$9,224				$7,829
(1)The maturities of long-term marketable securities primarily range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of March 3, 2022 or September 2, 2021.
(4)Restricted cash is included in other current assets and other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

In addition to the amounts included in the table above, we had $196 million and $153 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of March 3, 2022 and September 2, 2021, respectively.

Receivables

As of	March 3, 2022	September 2, 2021

Trade receivables	$5,061	$4,920
Income and other taxes	189	264
Other	134	127
	$5,384	$5,311

12 | 2022 Q2 10-Q

Inventories

As of	March 3, 2022	September 2, 2021

Finished goods	$540	$513
Work in process	4,222	3,469
Raw materials and supplies	621	505
	$5,383	$4,487

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. The change to FIFO was not material to any prior periods, and as such, prior periods were not retrospectively adjusted.

Property, Plant, and Equipment

As of	March 3, 2022	September 2, 2021

Land	$280	$280
Buildings	15,701	14,776
Equipment(1)	56,578	51,902
Construction in progress(2)	1,740	1,517
Software	1,115	987
	75,414	69,462
Accumulated depreciation	(39,243)	(36,249)
	$36,171	$33,213
(1)Includes costs related to equipment not placed into service of $2.69 billion as of March 3, 2022 and $1.99 billion as of September 2, 2021.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	March 3, 2022		September 2, 2021
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$718	$(304)	$633	$(284)
Goodwill	1,228		1,228

In the first six months of 2022 and 2021, we capitalized $105 million and $49 million, respectively, for product and process technology with weighted-average useful lives of 7 years and 9 years, respectively. Amortization expense was $40 million and $41 million for the first six months of 2022 and 2021, respectively. Expected amortization expense is $42 million for the remainder of 2022, $75 million for 2023, $67 million for 2024, $47 million for 2025, and $38 million for 2026.

Leases

The components of lease expense are presented below:

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Finance lease cost
Amortization of right-of-use asset	$27	$17	$52	$33
Interest on lease liability	6	5	12	10
Operating lease cost	30	27	59	54
	$63	$49	$123	$97

Supplemental cash flow information related to leases was as follows:

Six months ended	March 3, 2022	March 4, 2021

Cash flows used for operating activities
Finance leases	$11	$11
Operating leases	56	53
Cash flows used for financing activities from financing leases	52	41
Noncash acquisitions of right-of-use assets
Finance leases	304	68
Operating leases	68	21

Supplemental balance sheet information related to leases was as follows:

As of	March 3, 2022	September 2, 2021

Finance lease right-of-use assets (included in property, plant, and equipment and assets held for sale)	$968	$766
Current operating lease liabilities (included in accounts payable and accrued expenses)	58	55

Weighted-average remaining lease term (in years)
Finance leases	12	11
Operating leases	12	12
Weighted-average discount rate
Finance leases	2.65%	3.14%
Operating leases	2.62%	2.63%

As of March 3, 2022, maturities of lease liabilities were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2022	$74	$34
2023	131	62
2024	106	68
2025	91	56
2026	91	53
2027 and thereafter	649	440
Less imputed interest	(147)	(120)
	$995	$593
14 | 2022 Q2 10-Q

The table above excludes any lease liabilities for leases that have been executed but have not yet commenced. As of March 3, 2022, we had such lease liabilities relating to (1) operating lease payment obligations of $148 million for the initial 10-year lease term for a building, and (2) finance lease obligations of $218 million over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	March 3, 2022	September 2, 2021

Accounts payable	$1,924	$1,744
Property, plant, and equipment	2,300	1,887
Salaries, wages, and benefits	705	984
Income and other taxes	367	364
Other	354	346
	$5,650	$5,325

Debt

	March 3, 2022					September 2, 2021
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	0.920%	0.96%	$—	$1,186	$1,186	$—	$1,186	$1,186
2026 Notes	4.975%	5.07%	—	498	498	—	498	498
2027 Notes(1)	4.185%	4.27%	—	868	868	—	901	901
2029 Notes	5.327%	5.40%	—	697	697	—	696	696
2030 Notes	4.663%	4.73%	—	846	846	—	846	846
2032 Green Bonds	2.703%	2.77%	—	994	994	—	—	—
2041 Notes	3.366%	3.41%	—	496	496	—	—	—
2051 Notes	3.477%	3.52%	—	496	496	—	—	—
Finance lease obligations	N/A	2.65%	123	872	995	155	649	804
2023 Notes	N/A	N/A	—	—	—	—	1,247	1,247
2024 Notes	N/A	N/A	—	—	—	—	598	598
			$123	$6,953	$7,076	$155	$6,621	$6,776
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

Revolving Credit Facility

As of March 3, 2022, $2.50 billion was available to us under the Revolving Credit Facility and no amounts were outstanding. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid any time without penalty. Any amounts drawn under the Revolving Credit Facility would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings.

16 | 2022 Q2 10-Q

Maturities of Notes Payable

As of March 3, 2022, maturities of notes payable by fiscal year were as follows:

Remainder of 2022	$—
2023	—
2024	—
2025	1,188
2026	500
2027 and thereafter	4,450
Unamortized discounts	(29)
Hedge accounting fair value adjustment	(28)
$6,081

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
18 | 2022 Q2 10-Q

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

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On March 7, 2022, the Court of Appeals affirmed the District Court’s ruling dismissing plaintiffs’ claims. On May 3, 2021, several plaintiffs filed a substantially identical complaint in the U.S. District Court for the Northern District of California purportedly on behalf of a nationwide class of indirect purchasers of DRAM products. On July 19, 2021, the District Court dismissed the May 3, 2021 complaint pursuant to an agreement between the plaintiffs and Micron providing that the plaintiffs could refile the complaint if the District Court’s December 21, 2020 dismissal order were not affirmed on appeal.

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

Other Matters

On June 13, 2019, current Micron employee, Chris Manning, filed a putative class action lawsuit on behalf of Micron employees subject to the Idaho Wage Claim Act who earned a performance-based bonus after the conclusion of 2018 whose performance rating was calculated based upon a mandatory percentage distribution range of performance ratings. On July 12, 2019, Manning and three other Company employees filed an amended complaint as putative class action representatives. On behalf of themselves and the putative class, Manning and the three other plaintiffs assert claims for violation of the Idaho Wage Claim Act, breach of contract, breach of the covenant of good faith and fair dealing, and fraud. On June 24, 2020, the court entered judgment in favor of Micron based on the statute of limitations, and the plaintiffs filed a notice of appeal on July 23, 2020. On March 9, 2022, the Supreme Court of Idaho affirmed the judgment in favor of Micron.

On July 31, 2020, Micron and Intel entered into a binding arbitration agreement under which the parties agreed to present to an arbitral panel various financial disputes related to the former IMFT joint venture between Micron and Intel, which ended October 31, 2019, and to other agreements related to the joint development, production, and sale of non-volatile memory products. We expect the arbitration process to be completed in the third quarter of 2022.

On July 13, 2015, Allied Telesis, Inc. and Allied Telesis International (Asia) Pte Ltd. filed a complaint against Micron in the Superior Court of California in Santa Clara alleging breach of implied and express warranties and fraudulent inducement to contract arising from plaintiffs’ purchase of certain allegedly defective DDR1 products between 2008 and 2010. Through subsequent amendments to the complaint, the plaintiffs substituted Allied Telesis K.K. as plaintiff, withdrew the warranty claims, and added claims of fraudulent concealment, negligent misrepresentation, negligence, and strict products liability. On January 28, 2022, the plaintiff dismissed its complaint against Micron pursuant to a settlement agreement.

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

Contingency Assessment

We are unable to predict the outcome of the matters noted above and cannot make a reasonable estimate of the potential loss or range of possible losses. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing, as well as the resolution of any other legal matter noted above, could have a material adverse effect on our business, results of operations, or financial condition.

We are currently a party to legal actions other than those described in this note arising from the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations, or financial condition.

20 | 2022 Q2 10-Q

Equity

Micron Shareholders’ Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. In the second quarter and first six months of 2022, we repurchased 4.8 million shares of our common stock for $408 million, and 8.4 million shares of our common stock for $667 million, respectively. Through March 3, 2022, we had repurchased an aggregate of $4.70 billion under the authorization. The shares repurchased were recorded as treasury stock.

Dividends: In the second quarter of 2022, we declared and paid dividends of $112 million ($0.10 per share) to shareholders of record as of January 3, 2022. In the first quarter of 2022, we paid dividends of $112 million ($0.10 per share) that were declared in the fourth quarter of 2021. On March 29, 2022, our Board of Directors declared a quarterly dividend of $0.10 per share, payable in cash on April 26, 2022, to shareholders of record as of the close of business on April 11, 2022.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the six months ended March 3, 2022 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 2, 2021	$(22)	$22	$1	$1	$2
Other comprehensive income (loss) before reclassifications	(157)	—	(27)	1	(183)
Amount reclassified out of accumulated other comprehensive income (loss)	4	(1)	1	—	4
Tax effects	33	—	6	—	39
Other comprehensive income (loss)	(120)	(1)	(20)	1	(140)
As of March 3, 2022	$(142)	$21	$(19)	$2	$(138)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	March 3, 2022		September 2, 2021
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$6,193	$6,081	$6,584	$5,973

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of March 3, 2022
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,743	$2	$(122)
Cash flow commodity hedges	56	7	—
Fair value interest rate hedges	900	—	(28)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,348	6	(4)
		$15	$(154)

As of September 2, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,601	$10	$(66)
Cash flow commodity hedges	45	2	—
Fair value interest rate hedges	900	5	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	996	3	(2)
		$20	$(68)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes. We recognized losses of $70 million and $170 million for the second quarter and first six months of 2022, respectively, and losses of $30 million for the second quarter of 2021 in accumulated other comprehensive income from cash flow hedges. The amounts recognized for the first six months of 2021 were not significant. As of March 3, 2022, we expect to reclassify $75 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months.

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

22 | 2022 Q2 10-Q

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

Equity Plans

As of March 3, 2022, 97 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Six months ended	March 3, 2022	March 4, 2021

Restricted stock award shares granted	10	10
Weighted-average grant-date fair value per share	$71.31	$52.02

In the first quarter of 2022, our Board of Directors approved dividend equivalent rights for unvested restricted stock units awarded on or after October 13, 2021.

Employee Stock Purchase Plan (“ESPP”)

For each six month period ended March 3, 2022 and March 4, 2021, we issued 2 million shares at a per share price of $65.94 and $42.55, respectively.

Stock-based Compensation Expense

Stock based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $46 million and $30 million was capitalized and remained in inventory as of March 3, 2022 and September 2, 2021, respectively.

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Stock-based compensation expense by caption
Cost of goods sold	$45	$57	$88	$98
Research and development	45	29	83	53
Selling, general, and administrative	30	26	65	53
Restructure	—	—	(5)	—
	$120	$112	$231	$204

Stock-based compensation expense by type of award
Restricted stock awards	$104	$94	$200	$171
ESPP	16	15	30	27
Stock options	—	3	1	6
	$120	$112	$231	$204

As of March 3, 2022, $1.12 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2026, resulting in a weighted-average period of 1.4 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

DRAM	$5,719	$4,444	$11,306	$8,500
NAND	1,957	1,650	3,835	3,224
Other (primarily 3D XPoint memory and NOR)	110	142	332	285
	$7,786	$6,236	$15,473	$12,009

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Customer Contract Liabilities

As of March 3, 2022 and September 2, 2021, other current liabilities included $78 million and $74 million, respectively, of advance payments received from our customers to secure product in future periods. Revenue for the first six months of 2022 included $74 million recognized as a result of satisfying our performance obligation to ship product against customer advances that existed as of September 2, 2021.

24 | 2022 Q2 10-Q

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of March 3, 2022, our future performance obligations beyond one year were not significant.

As of March 3, 2022 and September 2, 2021, other current liabilities included $1.02 billion and $846 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Restructure and Asset Impairments

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Restructure and asset impairments	$5	$5	$43	$13

Restructure and asset impairments for the first six months of 2022 primarily related to the sale of our Lehi, Utah facility. See “Lehi, Utah Fab and 3D XPoint.”

Other Operating (Income) Expense, Net

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Patent license charges	$—	$128	$—	$128
Other	70	(2)	(5)	(1)
	$70	$126	$(5)	$127

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Gain (loss) on debt repurchases and conversions	$—	$—	$(83)	$—
Other	6	4	14	17
	$6	$4	$(69)	$17

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Income before taxes	$2,509	$635	$5,030	$1,476
Income tax (provision) benefit	(255)	(48)	(474)	(99)
Effective tax rate	10.2%	7.6%	9.4%	6.7%
We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $304 million (benefiting our diluted earnings per share by $0.27) and $594 million ($0.53 per diluted share) for the second quarter and first six months of 2022, respectively, and by $45 million ($0.04 per diluted share) and $101 million ($0.09 per diluted share) for the second quarter and first six months of 2021, respectively.

As of March 3, 2022, gross unrecognized tax benefits were $700 million, substantially all of which would affect our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. We are currently under audit by the U.S. Internal Revenue Service for our 2018 and 2019 tax years. We believe that adequate amounts of taxes and related interest and penalties have been provided.

On March 16, 2022, the Idaho governor signed a new law that is expected to reduce our Idaho taxable income and as a result, we do not expect to utilize our tax credits in Idaho for the foreseeable future. We are in the process of assessing the impact of the new law but currently estimate it to result in a valuation allowance against Idaho’s net deferred tax assets and an increase to tax expense of approximately $200 million in the third quarter of 2022.

Earnings Per Share

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Net income – Basic and Diluted	$2,263	$603	$4,569	$1,406

Weighted-average common shares outstanding – Basic	1,119	1,120	1,119	1,118
Dilutive effect of equity plans and convertible notes	11	24	11	21
Weighted-average common shares outstanding – Diluted	1,130	1,144	1,130	1,139

Earnings per share
Basic	$2.02	$0.54	$4.08	$1.26
Diluted	2.00	0.53	4.04	1.23

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 2 million in each period presented above.

26 | 2022 Q2 10-Q

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

	Quarter ended		Six months ended
	March 3, 2022	March 4, 2021	March 3, 2022	March 4, 2021

Revenue
CNBU	$3,461	$2,636	$6,867	$5,182
MBU	1,875	1,811	3,782	3,312
SBU	1,171	850	2,321	1,761
EBU	1,277	935	2,497	1,744
All Other	2	4	6	10
	$7,786	$6,236	$15,473	$12,009

Operating income (loss)
CNBU	$1,562	$709	$3,086	$1,192
MBU	588	464	1,212	834
SBU	178	(59)	330	(55)
EBU	421	141	843	257
All Other	1	2	4	2
	2,750	1,257	5,475	2,230

Unallocated
Stock-based compensation	(119)	(112)	(235)	(204)
Inventory accounting policy change to FIFO	—	(133)	—	(133)
Change in inventory cost absorption	—	(160)	—	(160)
3D XPoint inventory write-down	—	(49)	—	(49)
Patent license charges	—	(128)	—	(128)
Restructure and asset impairments	(5)	(5)	(43)	(13)
Other	(80)	(7)	(20)	(14)
	(204)	(594)	(298)	(701)

Operating income	$2,546	$663	$5,177	$1,529

Certain Concentrations

For the first six months of 2022, revenues from WPG Holdings Limited and Kingston Technology Company, Inc. were each 11% of total revenue.

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

We manufacture our products at wholly-owned facilities and also utilize subcontractors for certain manufacturing processes. We make significant investments to develop proprietary product and process technology, which generally increases bit density per wafer and reduces per-bit manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

The ramp of 176-layer NAND and 1α (1-alpha) DRAM across our product portfolio delivers major technology breakthroughs to customers across markets. For the first time in our history, we achieved industry leadership across these two flagship technologies. We delivered initial products based on these process technologies to the market in 2021. In the second quarter of 2022, we expanded our 176-layer NAND-based SSD portfolio with the introduction of the Micron 7450 SSD with NVMe, the world’s first vertically-integrated 176-layer NAND SSD for the data center. An increasing portion of our SSDs incorporate vertical integration with proprietary controllers and firmware that we have developed. This new SSD joins our full portfolio of new product entries across memory and storage which have been well received by the market. In the second quarter of 2022, we achieved the first qualification of our 1α LPDDR5 DRAM, which delivers more than a 15% power improvement over the previous generation. We are leading the industry’s client DDR5 transition and are well positioned to lead the industry’s data center transition as platforms come to market later this year. We have partnered with customers to provide value-added innovation, and speed market adoption of our new solutions. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets and specific customer requirements across data center, intelligent edge, client, and mobile environments.

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

28 | 2022 Q2 10-Q

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

Impact of COVID-19 on Our Business

Events surrounding the COVID-19 pandemic and their impact on economic activity have been unpredictable. As a result, we have experienced volatility in the markets in which we sell our products. The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, the severity of COVID-19 and its variants, and the effectiveness of the actions to contain or limit their spread.

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and emerging trends. These preventative protocols are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity. Government restrictions or severe outbreaks can impact our operations at certain sites. For example, some of our facilities and some of our subcontractors’ facilities at times have been required to operate at reduced staffing and capacity levels due to COVID-19 quarantines and other public health protocols. While our global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our facilities or those of our subcontractors could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or our health and safety protocols. We may be required, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

We continuously assess our efforts to respond to the COVID-19 pandemic, which have included the following:

•In each of our locations, we implement health and safety protocols based on applicable regulations and local conditions and, where possible, make testing and vaccination available and implement health and safety enhancements.
•We require that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions.
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

30 | 2022 Q2 10-Q

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2022		2022		2021		2022		2021

Revenue	$7,786	100%	$7,687	100%	$6,236	100%	$15,473	100%	$12,009	100%
Cost of goods sold	4,110	53%	4,122	54%	4,587	74%	8,232	53%	8,624	72%
Gross margin	3,676	47%	3,565	46%	1,649	26%	7,241	47%	3,385	28%

Research and development	792	10%	712	9%	641	10%	1,504	10%	1,288	11%
Selling, general, and administrative	263	3%	259	3%	214	3%	522	3%	428	4%
Restructure and asset impairments	5	—%	38	—%	5	—%	43	—%	13	—%
Other operating (income) expense, net	70	1%	(75)	(1)%	126	2%	(5)	—%	127	1%
Operating income	2,546	33%	2,631	34%	663	11%	5,177	33%	1,529	13%

Interest income (expense), net	(43)	(1)%	(35)	—%	(32)	(1)%	(78)	(1)%	(70)	(1)%
Other non-operating income (expense), net	6	—%	(75)	(1)%	4	—%	(69)	—%	17	—%
Income tax (provision) benefit	(255)	(3)%	(219)	(3)%	(48)	(1)%	(474)	(3)%	(99)	(1)%
Equity in net income (loss) of equity method investees	9	—%	4	—%	16	—%	13	—%	29	—%
Net income	$2,263	29%	$2,306	30%	$603	10%	$4,569	30%	$1,406	12%

Total Revenue: Total revenue for the second quarter of 2022 increased 1% as compared to the first quarter of 2022 primarily due to increases in both DRAM and NAND sales partially offset by decreases in 3D XPoint sales, which ceased in the first quarter of 2022.

•Sales of DRAM products increased 2% primarily due to a high-single-digit percent increase in bit shipments partially offset by a mid-single-digit percent decline in average selling prices.
•Sales of NAND products increased 4% primarily due to a mid-single-digit percent increase in average selling prices.

Total revenue for the second quarter of 2022 increased 25% as compared to the second quarter of 2021 primarily due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 29% primarily due to a mid-10% increase in average selling prices and increases in bit shipments in the low-10% range.
•Sales of NAND products increased 19% primarily due to a low-10% increase in average selling prices and increases in bit shipments in the mid-single-digit percentage range.

Total revenue for the first six months of 2022 increased 29% as compared to the first six months of 2021 primarily due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 33% primarily due to a low-20% increase in average selling prices and increases in bit shipments in the low-10% range.
•Sales of NAND products increased 19% primarily due to increases in bit shipments in the low-10% range and a high-single-digit percent increase in average selling prices.

Overall Gross Margin: Our overall gross margin percentage increased to 47% for the second quarter of 2022 from 46% for the first quarter of 2022, primarily due to higher NAND margins resulting from higher average selling prices and manufacturing cost reductions partially offset by lower DRAM margins resulting from declines in average selling prices.

Our overall gross margin percentage increased to 47% for the second quarter of 2022 from 26% for the second quarter of 2021, primarily due to increases in average selling prices and manufacturing cost reductions resulting from strong execution in delivering products featuring advanced technologies. Our overall gross margin percentage increased to 47% for the first six months of 2022 from 28% for the first six months of 2021, primarily due to increases in average selling prices and manufacturing cost reductions. Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. Concurrently, as of the beginning of the second quarter of 2021, we modified our inventory cost-absorption processes used to estimate inventory values, which affects the timing of when costs are recognized. These changes resulted in a one-time increase to cost of goods sold of approximately $293 million in the second quarter of 2021.

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2022		2022		2021		2022		2021

CNBU	$3,461	44%	$3,406	44%	$2,636	42%	$6,867	44%	$5,182	43%
MBU	1,875	24%	1,907	25%	1,811	29%	3,782	24%	3,312	28%
SBU	1,171	15%	1,150	15%	850	14%	2,321	15%	1,761	15%
EBU	1,277	16%	1,220	16%	935	15%	2,497	16%	1,744	15%
All Other	2	—%	4	—%	4	—%	6	—%	10	—%
	$7,786		$7,687		$6,236		$15,473		$12,009
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2022 as compared to the first quarter of 2022 were as follows:

•CNBU revenue increased 2% primarily due to increases in bit shipments to client, cloud, and networking markets, partially offset by declines in DRAM average selling prices.
•MBU revenue decreased 2% primarily due to declines in mobile DRAM average selling prices partially offset by increases in bit shipments.
•SBU revenue increased 2% primarily due to increases in bit shipments of SSDs partially offset by decreases in sales of component products.
•EBU revenue increased 5% primarily due to increases in bit shipments to automotive and industrial markets, partially offset by declines in bit shipments to consumer markets.

Changes in revenue for each business unit for the second quarter and first six months of 2022 as compared to the corresponding periods of 2021 were as follows:

•CNBU revenue increased 31% and 33%, respectively, primarily due to increases in bit shipments to cloud and networking markets combined with higher average selling prices for DRAM.
•MBU revenue increased 4% and 14%, respectively, primarily due to higher average selling prices for mobile DRAM partially offset by declines in NAND bit shipments due to a mix shift in supply to SSDs.
•SBU revenue increased 38% and 32%, respectively, primarily due to increases in bit shipments for NAND products and higher average selling prices for NAND.
•EBU revenue increased 37% and 43%, respectively, primarily due to increases in bit shipments driven by strong demand growth in automotive and industrial markets combined with improved pricing for DRAM.

32 | 2022 Q2 10-Q

Operating Income (Loss) by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2022		2022		2021		2022		2021

CNBU	$1,562	45%	$1,524	45%	$709	27%	$3,086	45%	$1,192	23%
MBU	588	31%	624	33%	464	26%	1,212	32%	834	25%
SBU	178	15%	152	13%	(59)	(7)%	330	14%	(55)	(3)%
EBU	421	33%	422	35%	141	15%	843	34%	257	15%
All Other	1	50%	3	75%	2	50%	4	67%	2	20%
	$2,750		$2,725		$1,257		$5,475		$2,230
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the second quarter of 2022 as compared to the first quarter of 2022 were as follows:

•CNBU operating income increased primarily due to higher bit shipments and manufacturing cost reductions partially offset by declines in DRAM average selling prices and higher R&D expenses.
•MBU operating income decreased primarily due to declines in mobile DRAM average selling prices and higher R&D expenses, partially offset by manufacturing cost reductions.
•SBU operating income increased primarily due to higher margins on SSDs.
•EBU operating income was relatively unchanged.

Changes in operating income or loss for each business unit for the second quarter and first six months of 2022 as compared to the corresponding periods of 2021 were as follows:

•CNBU operating income increased primarily due to higher average selling prices, increases in bit shipments, and manufacturing cost reductions.
•MBU operating income increased primarily due to increases in mobile DRAM average selling prices and NAND cost reductions, partially offset by higher R&D expenses.
•SBU operating income increased primarily due to increases in average selling prices, manufacturing cost reductions, and increases in bit shipments, partially offset by higher R&D expenses.
•EBU operating income increased primarily due to manufacturing cost reductions from an increasing mix of leading edge bits, higher bit shipments, and improved DRAM pricing in industrial and consumer markets.

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

R&D expenses for the second quarter of 2022 were 11% higher as compared to the first quarter of 2022 primarily due to higher employee compensation as a result of increases in headcount and variable pay. R&D expenses for the second quarter and first six months of 2022 were 24% and 17% higher, respectively, as compared to the corresponding periods of 2021, primarily due to increases in employee compensation and higher volumes of development and prequalification wafers.

Selling, General, and Administrative: SG&A expenses for the second quarter of 2022 were relatively unchanged as compared to the first quarter of 2022. SG&A expenses for the second quarter and first six months of 2022 increased 23% and 22%, respectively, as compared to the corresponding periods of 2021, primarily due to increases in employee compensation, legal fees, professional services, and advertising.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six months ended
	2022	2022	2021	2022	2021

Income before taxes	$2,509	$2,521	$635	$5,030	$1,476
Income tax (provision) benefit	(255)	(219)	(48)	(474)	(99)
Effective tax rate	10.2%	8.7%	7.6%	9.4%	6.7%

Changes to our effective tax rate in the periods presented were primarily due to the geographic mix of our earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $304 million (benefiting our diluted earnings per share by $0.27) for the second quarter of 2022, $290 million ($0.26 per diluted share) for the first quarter of 2022, $45 million ($0.04 per diluted share) for the second quarter of 2021, $594 million ($0.53 per diluted share) for the first six months of 2022, and $101 million ($0.09 per diluted share) for the first six months of 2021.

On March 16, 2022, the Idaho governor signed a new law that is expected to reduce our Idaho taxable income and as a result, we do not expect to utilize our tax credits in Idaho for the foreseeable future. We are in the process of assessing the impact of the new law but currently estimate it to result in a valuation allowance against Idaho’s net deferred tax assets and an increase to tax expense of approximately $200 million in the third quarter of 2022.

Beginning in 2023, provisions in the Tax Cuts and Jobs Act of 2017 will require us to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. Unless the effective date is deferred or the law is repealed, we expect a low-single-digit increase to our effective tax rate for several years.

Various tax reforms are being considered in multiple jurisdictions that, if enacted, contain provisions that could increase our tax expense. We continue to monitor the potential impact of these various tax reform proposals to our overall global effective tax rate and financial statements.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”

Other: Further discussion of other items can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of March 3, 2022, $2.50 billion was available to draw under our Revolving Credit Facility.

Cash and marketable investments totaled $11.84 billion as of March 3, 2022 and $10.40 billion as of September 2, 2021. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of March 3, 2022, $5.27 billion of our cash and marketable investments was held by our foreign subsidiaries.

34 | 2022 Q2 10-Q

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2022 for property, plant, and equipment, net of partner contributions, to be between $11 billion and $12 billion. Capital expenditures for 2022 are driven by our continued 176-layer NAND transition, pilot line enablement for next generation NAND and DRAM, and continued infrastructure and prepayments to support the introduction of EUV lithography. Actual amounts for 2022 will vary depending on market conditions. As of March 3, 2022, we had purchase obligations of approximately $2.96 billion for the acquisition of property, plant, and equipment, of which approximately $2.55 billion is expected to be paid within one year. For a description of other contractual obligations, such as debt and leases, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and “– Debt.”

On November 1, 2021, we issued $1 billion in aggregate principal amount of unsecured 2032 Green Bonds. Over time, we intend to allocate an amount equal to the net proceeds to fund eligible sustainability-focused projects involving renewable energy, green buildings, energy efficiency, water management, pollution control, and a circular economy.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through March 3, 2022, we have repurchased an aggregate of $4.70 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On March 29, 2022, our Board of Directors declared a quarterly dividend of $0.10 per share, payable in cash on April 26, 2022, to shareholders of record as of the close of business on April 11, 2022. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	Six months ended
	2022	2021

Net cash provided by operating activities	$7,566	$5,024
Net cash provided by (used for) investing activities	(5,176)	(5,974)
Net cash provided by (used for) financing activities	(979)	(209)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(16)	43
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,395	$(1,116)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first six months of 2022 as compared to the first six months of 2021 was primarily due to higher net income adjusted for non-cash items, partially offset by an increase in inventories.

Investing Activities: For the first six months of 2022, net cash used for investing activities consisted primarily of $5.88 billion of expenditures for property, plant, and equipment; inflows of $66 million of partner contributions for capital expenditures; $893 million of net inflows from the sale of the Lehi, Utah fab; and $119 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

For the first six months of 2021, net cash used for investing activities consisted primarily of $5.76 billion of expenditures for property, plant, and equipment; inflows of $183 million of partner contributions for capital expenditures; and $425 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

Financing Activities: For the first six months of 2022, net cash used for financing activities included $1.98 billion of repayments of debt primarily to redeem the 2023 Notes and 2024 Notes, $667 million for the acquisition of 8.4 million shares of our common stock under our $10 billion share repurchase authorization, $224 million of cash payments of dividends to shareholders, $112 million used for stock repurchases related to tax withholdings for employee equity awards, and $105 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of March 3, 2022 and September 2, 2021, we had fixed-rate debt of $4.0 billion and $3.9 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. In the first quarter of 2022, we issued new debt and repaid other debt, which significantly increased the average remaining maturity of our fixed-rate debt resulting in increased variability of its fair value from interest rate changes. We estimate that, as of March 3, 2022 and September 2, 2021, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $375 million and $200 million, respectively.

For further discussion about market risk and sensitivity analysis related to changes in currency exchange rates and interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 2, 2021.

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

During the second quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
36 | 2022 Q2 10-Q

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 2, 2021 and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the first quarter of 2022.

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
•tax expense and tax laws in key jurisdictions; and
•compliance with laws, regulations, or industry standards, including environmental, social, and governance (“ESG”) considerations.

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
38 | 2022 Q2 10-Q

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

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, declining selling prices, supply chain disruptions, and delays from equipment suppliers. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and corresponding increases in our per gigabit manufacturing costs may adversely affect our gross margins, business, results of operations, or financial condition.

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

In addition, if we are unable to supply sufficient quantities of products that meet customer design and performance specifications, we may be required to sell such products at lower average selling prices, which may reduce our gross margins. Our gross margins may also be impacted by shifts in product mix, including due to market dynamics.

Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Kioxia Holdings Corporation; Samsung Electronics Co., Ltd.; SK hynix Inc.; and Western Digital Corporation. Our competitors may use aggressive pricing to obtain market share or take business of our key customers. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio.

In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities, such as Yangtze Memory Technologies Co., Ltd. (“YMTC”) and ChangXin Memory Technologies, Inc. (“CXMT”), that is intended to advance China’s stated national policy objectives. In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies.

We and our competitors generally seek to increase wafer capacity, improve yields, and reduce die size in our and their product designs which may result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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
40 | 2022 Q2 10-Q

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

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. Our customers’ demand for our products may fluctuate due to factors beyond our control. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. A meaningful change in the inventory strategy of our customers could impact our industry bit demand growth outlook. The loss of, or restrictions on our ability to sell to, one or more of our major customers, such as occurred with our former customer, Huawei Technologies, Co. Ltd. (“Huawei”), or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

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
•theft of intellectual property;
•political and economic instability, including the effects of disputes between China and Taiwan and Russia’s invasion of Ukraine;
•government actions or civil unrest preventing the flow of products and materials, including delays in shipping and obtaining products and materials, cancellation of orders, or loss or damage of products;
•problems with the transportation or delivery of products and materials;
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

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials, components, and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source, and we may be unable to qualify new suppliers on a timely basis. Various factors could impact the availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks. These factors could include a shortage of raw materials or a disruption in the processing or purification of those raw materials into finished goods. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future. Constraints within our supply chain for certain materials and integrated circuit components could limit our bit shipments, which could have a material adverse effect on our business, results of operations, or financial condition.

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistic carriers, and other service providers. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity and/or quantity, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when we need it or at reasonable prices. Inflationary pressures and shortages have increased, and may continue to increase, costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues, such as COVID-19, may limit our ability to obtain such materials. Although these rare earth and other
42 | 2022 Q2 10-Q

materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China.

We and/or our suppliers and service providers could be affected by regional conflicts, sanctions, tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, contagious disease outbreaks, or other matters, which could limit the supply of our materials and/or increase the cost. For example, Russia’s invasion of Ukraine as well as sanctions against Russia could result in higher costs or reduced availability of supplies, materials, components, or services. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

Similarly, if our customers experience disruptions to their supplies, materials, components, or services, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us. For example, recently some PC customers adjusted their memory and storage purchases due to shortages of non-memory components that are needed to complete PC builds. In addition, recently several automotive manufacturers have experienced shortages of non-memory semiconductor-based components from other suppliers, forcing a curtailment of their production lines and a reduction in memory and storage purchases from us. Reduction, cancellation, or alteration of the timing of customer purchases could have a material adverse effect on our business, results of operations, or financial condition.

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

It is important that we deliver products in a timely manner with increasingly advanced performance characteristics at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality, performance, and reliability, often well in advance of a planned ramp of production, in order to secure design wins with our customers. Many factors may negatively impact our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. Such factors have included, and may include in the future, the effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread. In addition, some of our components have long lead-times, requiring us to place orders up to a year in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand. There can be no assurance that:

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
44 | 2022 Q2 10-Q

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

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events, including droughts, earthquakes, tsunamis, or other occurrences, such as the drought that occurred in Taiwan in 2021, that could disrupt operations, resulting in increased costs, or disruptions to our or our suppliers’ or customers’ manufacturing operations. In addition, our suppliers and customers also have operations in such locations. Other events, including political or public health crises, such as an outbreak of contagious diseases like COVID-19, SARS-CoV, avian and swine influenza, measles, or Ebola, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, since the start of the COVID-19 pandemic, some of our facilities and some of our subcontractors’ facilities at times have been required to operate at reduced staffing and capacity levels due to COVID-19 quarantines and other public health protocols, which temporarily reduced output levels from those facilities. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. The events noted above have occurred from time to time and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or network systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. Through cyberattacks of varying degrees on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, computer denial-of-service attacks, worms, supply chain attacks, social engineering, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cyberattacks. Breaches of our physical security, attacks on our network systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

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

To remain competitive, we must attract, retain, and motivate executives and other highly skilled, diverse employees, as well as effectively manage or plan for succession for key employees. Competition for experienced employees in our industry continues to be intense. Hiring and retaining qualified executives, engineers, technical staff, sales representatives, and other employees is critical to our business. If other employers are perceived as offering a greater degree of workplace flexibility, greater compensation, or other employment benefits to employees than us, we may experience difficulty in attracting, retaining, and motivating the employees needed for our business operations. If our total compensation programs and workplace culture cease to be viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be compromised.

46 | 2022 Q2 10-Q

Like many others in our industry, we are experiencing an increase in undesired attrition and increasing compensation costs due to a variety of factors that are influencing a very tight labor market and competition for talent across our industry. To the extent we experience significant attrition and are unable to timely replace employees, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, as well as restrictions on global travel as a result of local or global public health crises requiring quarantines, lockdowns, or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations.

Our inability to attract, retain, and motivate executives and other employees or effectively manage or plan for succession of key roles may inhibit our ability to maintain or expand our business operations.

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

We may incur restructure charges in future periods and may not realize expected savings or other benefits from restructure activities.

From time to time, we have, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions. We may not realize expected savings or other benefits from our restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. For example, we recognized significant restructure charges in connection with the sale of our Lehi facility. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Lehi, Utah Fab and 3D XPoint.” In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Downturns in the worldwide economy, due to inflation, geopolitics, public health crises, or other factors, have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand and/or pricing for our products.

48 | 2022 Q2 10-Q

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

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On March 7, 2022, the Court of Appeals affirmed the District Court’s ruling dismissing the plaintiffs’ claims. On May 3, 2021, several plaintiffs filed a substantially identical complaint in the U.S. District Court for the Northern District of California purportedly on behalf of a nationwide class of indirect purchasers of DRAM products. On July 19, 2021, the District Court dismissed the May 3, 2021 complaint pursuant to an agreement between the plaintiffs and Micron providing that the plaintiffs could refile the complaint if the District Court’s December 21, 2020 dismissal order had not been affirmed on appeal.

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
50 | 2022 Q2 10-Q

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

The United States has also imposed other restrictions on the export of U.S. regulated products and technology to certain Chinese technology companies, including certain of our customers. These restrictions reduced our sales to those customers, and continuing or future restrictions could adversely affect our financial results, result in reputational harm to us due to our relationship with such companies, or lead such companies to develop or adopt technologies that compete with our products. It is difficult to predict what further trade-related actions governments may take, and we may be unable to quickly and effectively react to such actions. For example, U.S. legislation has expanded the power of the U.S. Department of Commerce to restrict the export of “emerging and foundational technologies” yet to be identified, which could impact our current or future products.
52 | 2022 Q2 10-Q

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

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the geographic mix of our earnings among these jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including mandatory capitalization of R&D expenses beginning in 2023, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, failure to meet performance obligations with respect to tax incentive agreements, expanding our operations in various countries, and changes in tax laws and regulations. Additionally, we file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world and certain tax returns may remain open to examination for several years. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. The foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

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

We and others are subject to a variety of laws, regulations, or industry standards, including with respect to environmental, social, and governance considerations, that may have a material adverse effect on our business, results of operations, or financial condition.

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

New environmental, social, and governance considerations, including those related to climate change and the potential resulting environmental impact, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

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

54 | 2022 Q2 10-Q

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of March 3, 2022 we had debt with a carrying value of $7.08 billion and $2.50 billion of our Revolving Credit Facility was available to us. Our debt obligations could adversely impact us as follows:

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

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 8.4 million shares for $667 million in the first six months of 2022, 15.6 million shares for $1.2 billion in 2021, 3.6 million shares for $176 million in 2020, and 66.4 million shares for $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

56 | 2022 Q2 10-Q

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

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

December 3, 2021	–	January 6, 2022	821,264	$87.67	821,264
January 7, 2022	–	February 3, 2022	1,810,240	$83.42	1,810,240
February 4, 2022	–	March 3, 2022	2,178,014	$84.84	2,178,014
			4,809,518	$84.79	4,809,518	$5,296

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
58 | 2022 Q2 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	March 30, 2022	By:	/s/ Sumit Sadana
Sumit Sadana
Executive Vice President, Chief Business Officer and Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)