Form 10-Q
period 2022-06-02
MICRON TECHNOLOGY INC
filed 2022-07-01
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2022
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
The number of outstanding shares of the registrant’s common stock as of June 24, 2022 was 1,103,145,108.

Micron Corporate Profile

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world, excluding IP/software revenue*

127
On the 2022 Fortune 500

50,000+
Patents granted and growing**

17
Countries**

11
Manufacturing sites** and
18 customer labs**

~45,000
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

Our Commitment
*Gartner Market Share: Semiconductors by End Market, Worldwide, 2021 (April 2022) **Micron data as of June 2, 2022
Our customers depend on our innovative solutions every day. We dedicate ourselves to demonstrating our environmental conscience, an inclusive team culture where all voices are heard and respected, and engaging in our communities to enrich life for all.

Media Inquiries mediarelations@micron.com Government Inquiries govaffairs@micron.com Investor Inquiries investorrelations@micron.com	Global Product Portfolio
DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages
Connect with us on micron.com
© 2022 Micron Technology, Inc. Micron, the Micron orbit logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 06/22 CCMMD-1707390403-3712

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due April 2023	IMFT	IM Flash Technologies, LLC
2024 Notes	4.640% Senior Notes due February 2024	Inotera	Inotera Memories, Inc.
2024 Term Loan A	Senior Term Loan A due October 2024	Intel	Intel Corporation
2026 Notes	4.975% Senior Notes due February 2026	LIBOR	London Interbank Offered Rate
2027 Notes	4.185% Senior Notes due February 2027	LPDRAM	Low-power DRAM
2029 Notes	5.327% Senior Notes due February 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2030 Notes	4.663% Senior Notes due February 2030	Micron	Micron Technology, Inc. (Parent Company)
2032 Green Bonds	2.703% Senior Notes due April 2032	NVMe	Hardware interface for SSDs that connect via a PCIe bus
2041 Notes	3.366% Senior Notes due November 2041	Qimonda	Qimonda AG
2051 Notes	3.477% Senior Notes due November 2051	Revolving Credit Facility	$2.5 billion revolving credit facility due May 2026
DDR	Double Data Rate DRAM	SOFR	Secured Overnight Financing Rate
ESG	Environmental, Social, and Governance	SSD	Solid State Drive
EUV	Extreme ultraviolet lithography	TI	Texas Instruments Incorporated
Extinguished 2024 Term Loan A	Senior Term Loan A due 2024 repaid on May 14, 2021

We are an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence and 5G applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

Micron, Crucial, any associated logos, and all other Micron trademarks are the property of Micron. Intel and 3D XPoint are trademarks of Intel Corporation or its subsidiaries. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

Available Information

Investors and others should note that we announce material financial information about our business and products through a variety of means, including our investor relations website (investors.micron.com), filings with the U.S. Securities and Exchange Commission (the “SEC”), press releases, public conference calls, blog posts (micron.com/about/blog), and webcasts. We use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such channels.

4 | 2022 Q3 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding potential increases in our effective tax rate; the impact of coronavirus disease 2019, including variant strains (“COVID-19”) to our business; the sufficiency of our cash and investments; the payment of future cash dividends; capital spending in 2022; and funding of sustainability-focused projects. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Revenue	$8,642	$7,422	$24,115	$19,431
Cost of goods sold	4,607	4,296	12,839	12,920
Gross margin	4,035	3,126	11,276	6,511

Research and development	773	670	2,277	1,958
Selling, general, and administrative	264	230	786	658
Restructure and asset impairments	—	453	43	466
Other operating (income) expense, net	(6)	(26)	(11)	101
Operating income	3,004	1,799	8,181	3,328

Interest income	20	8	42	28
Interest expense	(44)	(46)	(144)	(136)
Other non-operating income (expense), net	8	45	(61)	62
	2,988	1,806	8,018	3,282

Income tax (provision) benefit	(358)	(65)	(832)	(164)
Equity in net income (loss) of equity method investees	(4)	(6)	9	23
Net income	$2,626	$1,735	$7,195	$3,141

Earnings per share
Basic	$2.36	$1.55	$6.44	$2.81
Diluted	2.34	1.52	6.38	2.75

Number of shares used in per share calculations
Basic	1,112	1,121	1,117	1,119
Diluted	1,121	1,145	1,127	1,141

See accompanying notes to consolidated financial statements.
6 | 2022 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Net income	$2,626	$1,735	$7,195	$3,141

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(210)	(32)	(330)	(20)
Gains (losses) on investments	(18)	(2)	(38)	(6)
Pension liability adjustments	2	—	1	1
Cumulative translation adjustments	—	—	1	1
Other comprehensive income (loss)	(226)	(34)	(366)	(24)
Total comprehensive income	$2,400	$1,701	$6,829	$3,117

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	June 2, 2022	September 2, 2021

Assets
Cash and equivalents	$9,157	$7,763
Short-term investments	1,070	870
Receivables	6,229	5,311
Inventories	5,629	4,487
Assets held for sale	15	974
Other current assets	608	502
Total current assets	22,708	19,907
Long-term marketable investments	1,646	1,765
Property, plant, and equipment	36,665	33,213
Operating lease right-of-use assets	690	551
Intangible assets	415	349
Deferred tax assets	682	782
Goodwill	1,228	1,228
Other noncurrent assets	1,262	1,054
Total assets	$65,296	$58,849

Liabilities and equity
Accounts payable and accrued expenses	$5,788	$5,325
Current debt	107	155
Other current liabilities	1,114	944
Total current liabilities	7,009	6,424
Long-term debt	6,856	6,621
Noncurrent operating lease liabilities	629	504
Noncurrent unearned government incentives	663	808
Other noncurrent liabilities	858	559
Total liabilities	16,015	14,916

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,223 shares issued and 1,105 outstanding (1,216 shares issued and 1,119 outstanding as of September 2, 2021)	122	122
Additional capital	9,950	9,453
Retained earnings	45,916	39,051
Treasury stock, 118 shares held (97 shares as of September 2, 2021)	(6,343)	(4,695)
Accumulated other comprehensive income (loss)	(364)	2
Total equity	49,281	43,933
Total liabilities and equity	$65,296	$58,849

See accompanying notes to consolidated financial statements.
8 | 2022 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income	—	—	—	2,306	—	—	2,306
Other comprehensive income (loss), net	—	—	—	—	—	(93)	(93)
Stock issued under stock plans	5	—	5	—	—	—	5
Stock-based compensation expense	—	—	118	—	—	—	118
Repurchase of stock - repurchase program	—	—	—	—	(259)	—	(259)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(12)	(90)	—	—	(102)
Balance at December 2, 2021	1,220	$122	$9,564	$41,267	$(4,954)	$(91)	$45,908
Net income	—	—	—	2,263	—	—	2,263
Other comprehensive income (loss), net	—	—	—	—	—	(47)	(47)
Stock issued under stock plans	4	—	124	—	—	—	124
Stock-based compensation expense	—	—	129	—	—	—	129
Repurchase of stock - repurchase program	—	—	—	—	(408)	—	(408)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(1)	(10)	—	—	(11)
Dividends and dividend equivalents declared ($0.10 per share)	—	—	—	(113)	—	—	(113)
Balance at March 3, 2022	1,223	$122	$9,816	$43,407	$(5,362)	$(138)	$47,845
Net income	—	—	—	2,626	—	—	2,626
Other comprehensive income (loss), net	—	—	—	—	—	(226)	(226)
Stock issued under stock plans	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	131	—	—	—	131
Repurchase of stock - repurchase program	—	—	—	—	(981)	—	(981)
Repurchase of stock - withholdings on employee equity awards	—	—	—	(5)	—	—	(5)
Dividends and dividend equivalents declared ($0.10 per share)	—	—	—	(112)	—	—	(112)
Balance at June 2, 2022	1,223	$122	$9,950	$45,916	$(6,343)	$(364)	$49,281

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 3, 2020	1,194	$119	$8,917	$33,384	$(3,495)	$71	$38,996
Net income	—	—	—	803	—	—	803
Other comprehensive income (loss), net	—	—	—	—	—	39	39
Stock issued under stock plans	5	1	33	—	—	—	34
Stock-based compensation expense	—	—	92	—	—	—	92
Repurchase of stock - withholdings on employee equity awards	(1)	—	(8)	(49)	—	—	(57)
Balance at December 3, 2020	1,198	$120	$9,034	$34,138	$(3,495)	$110	$39,907
Net income	—	—	—	603	—	—	603
Other comprehensive income (loss), net	—	—	—	—	—	(29)	(29)
Stock issued under stock plans	4	—	105	—	—	—	105
Stock-based compensation expense	—	—	97	—	—	—	97
Repurchase of stock - withholdings on employee equity awards	—	—	(2)	(18)	—	—	(20)
Balance at March 4, 2021	1,202	$120	$9,234	$34,723	$(3,495)	$81	$40,663
Net income	—	—	—	1,735	—	—	1,735
Other comprehensive income (loss), net	—	—	—	—	—	(34)	(34)
Stock issued under stock plans	1	—	8	—	—	—	8
Stock-based compensation expense	—	—	96	—	—	—	96
Repurchase of stock - repurchase program	—	—	—	—	(150)	—	(150)
Repurchase of stock - withholdings on employee equity awards	—	—	(1)	(6)	—	—	(7)
Cash settlement of convertible notes	—	—	(52)	—	—	—	(52)
Balance at June 3, 2021	1,203	$120	$9,285	$36,452	$(3,645)	$47	$42,259

See accompanying notes to consolidated financial statements.
10 | 2022 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine months ended	June 2, 2022	June 3, 2021

Cash flows from operating activities
Net income	$7,195	$3,141
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense and amortization of intangible assets	5,234	4,593
Stock-based compensation	378	285
(Gain) loss on debt repurchases and conversions	83	1
Restructure and asset impairments	43	446
Change in operating assets and liabilities
Receivables	(906)	(340)
Inventories	(1,146)	814
Accounts payable and accrued expenses	382	(309)
Other	141	(47)
Net cash provided by operating activities	11,404	8,584

Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,454)	(8,015)
Purchases of available-for-sale securities	(1,359)	(1,919)
Proceeds from sale of Lehi, Utah fab	888	—
Proceeds from maturities of available-for-sale securities	964	1,024
Proceeds from sales of available-for-sale securities	258	473
Proceeds from government incentives	104	335
Other	(162)	47
Net cash provided by (used for) investing activities	(7,761)	(8,055)

Cash flows from financing activities
Repayments of debt	(2,008)	(1,344)
Repurchases of common stock - repurchase program	(1,648)	(150)
Payments of dividends to shareholders	(335)	—
Payments on equipment purchase contracts	(132)	(139)
Repurchases of common stock - withholdings on employee equity awards	(116)	(84)
Proceeds from issuance of debt	2,000	1,188
Other	99	92
Net cash provided by (used for) financing activities	(2,140)	(437)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(71)	44

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,432	136
Cash, cash equivalents, and restricted cash at beginning of period	7,829	7,690
Cash, cash equivalents, and restricted cash at end of period	$9,261	$7,826

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

12 | 2022 Q3 10-Q

Cash and Investments

Substantially all of our marketable debt investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	June 2, 2022				September 2, 2021
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$7,348	$—	$—	$7,348	$5,796	$—	$—	$5,796
Level 1(2)
Money market funds	105	—	—	105	38	—	—	38
Level 2(3)
Corporate bonds	7	706	1,025	1,738	9	429	1,134	1,572
Certificates of deposits	1,661	45	—	1,706	1,907	69	—	1,976
Asset-backed securities	—	69	558	627	8	95	509	612
Government securities	2	170	63	235	1	190	122	313
Commercial paper	34	80	—	114	4	87	—	91
	9,157	$1,070	$1,646	$11,873	7,763	$870	$1,765	$10,398
Restricted cash(4)	104				66
Cash, cash equivalents, and restricted cash	$9,261				$7,829
(1)The maturities of long-term marketable securities primarily range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of June 2, 2022 or September 2, 2021.
(4)Restricted cash is included in other current assets and other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

In addition to the amounts included in the table above, we had $210 million and $153 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of June 2, 2022 and September 2, 2021, respectively.

Receivables

As of	June 2, 2022	September 2, 2021

Trade receivables	$5,896	$4,920
Income and other taxes	218	264
Other	115	127
	$6,229	$5,311

Inventories

As of	June 2, 2022	September 2, 2021

Finished goods	$620	$513
Work in process	4,325	3,469
Raw materials and supplies	684	505
	$5,629	$4,487

Effective as of the beginning of the second quarter of 2021, we changed our method of inventory costing from average cost to FIFO. The change to FIFO was not material to any prior periods, and as such, prior periods were not retrospectively adjusted.

Property, Plant, and Equipment

As of	June 2, 2022	September 2, 2021

Land	$280	$280
Buildings	16,181	14,776
Equipment(1)	58,365	51,902
Construction in progress(2)	1,664	1,517
Software	1,099	987
	77,589	69,462
Accumulated depreciation	(40,924)	(36,249)
	$36,665	$33,213
(1)Includes costs related to equipment not placed into service of $2.40 billion as of June 2, 2022 and $1.99 billion as of September 2, 2021.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	June 2, 2022		September 2, 2021
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$727	$(312)	$633	$(284)
Goodwill	1,228		1,228

In the first nine months of 2022 and 2021, we capitalized $130 million and $82 million, respectively, for product and process technology with weighted-average useful lives of 9 years. Amortization expense was $63 million and $62 million for the first nine months of 2022 and 2021, respectively. Expected amortization expense is $22 million for the remainder of 2022, $78 million for 2023, $70 million for 2024, $49 million for 2025, and $40 million for 2026.

14 | 2022 Q3 10-Q

Leases

The components of lease expense are presented below:

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Finance lease cost
Amortization of right-of-use asset	$23	$16	$75	$49
Interest on lease liability	6	5	18	15
Operating lease cost	32	28	91	82
	$61	$49	$184	$146

Supplemental cash flow information related to leases was as follows:

Nine months ended	June 2, 2022	June 3, 2021

Cash flows used for operating activities
Finance leases	$18	$16
Operating leases	81	80
Cash flows used for financing activities from financing leases	79	61
Noncash acquisitions of right-of-use assets
Finance leases	304	164
Operating leases	190	19

Supplemental balance sheet information related to leases was as follows:

As of	June 2, 2022	September 2, 2021

Finance lease right-of-use assets (included in property, plant, and equipment and assets held for sale)	$924	$766
Current operating lease liabilities (included in accounts payable and accrued expenses)	58	55

Weighted-average remaining lease term (in years)
Finance leases	12	11
Operating leases	12	12
Weighted-average discount rate
Finance leases	2.64%	3.14%
Operating leases	2.87%	2.63%

As of June 2, 2022, maturities of lease liabilities were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2022	$30	$19
2023	126	65
2024	102	80
2025	88	70
2026	88	68
2027 and thereafter	632	531
Less imputed interest	(137)	(146)
	$929	$687

The table above excludes obligations for leases that have been executed but have not yet commenced. As of June 2, 2022, excluded obligations consisted of $223 million for finance leases over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	June 2, 2022	September 2, 2021

Accounts payable	$2,019	$1,744
Property, plant, and equipment	2,020	1,887
Salaries, wages, and benefits	875	984
Income and other taxes	382	364
Other	492	346
	$5,788	$5,325

Debt

	June 2, 2022					September 2, 2021
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	1.720%	1.76%	$—	$1,186	$1,186	$—	$1,186	$1,186
2026 Notes	4.975%	5.07%	—	498	498	—	498	498
2027 Notes(1)	4.185%	4.27%	—	821	821	—	901	901
2029 Notes	5.327%	5.40%	—	697	697	—	696	696
2030 Notes	4.663%	4.73%	—	846	846	—	846	846
2032 Green Bonds	2.703%	2.77%	—	994	994	—	—	—
2041 Notes	3.366%	3.41%	—	496	496	—	—	—
2051 Notes	3.477%	3.52%	—	496	496	—	—	—
Finance lease obligations	N/A	2.64%	107	822	929	155	649	804
2023 Notes	N/A	N/A	—	—	—	—	1,247	1,247
2024 Notes	N/A	N/A	—	—	—	—	598	598
			$107	$6,856	$6,963	$155	$6,621	$6,776
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

16 | 2022 Q3 10-Q

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
Senior Unsecured Notes

On November 1, 2021, we issued $2.00 billion aggregate principal amount of unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes in a public offering. Issuance costs for these notes were $14 million. Over time, we plan to allocate an amount equal to the net proceeds of the 2032 Green Bonds to fund eligible sustainability-focused projects involving renewable energy, green buildings, energy efficiency, water management, waste abatement, and a circular economy.

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

Revolving Credit Facility

As of June 2, 2022, $2.50 billion was available to us under the Revolving Credit Facility and no amounts were outstanding. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid any time without penalty. Any amounts drawn under the Revolving Credit Facility would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings.

Maturities of Notes Payable

As of June 2, 2022, maturities of notes payable by fiscal year were as follows:

Remainder of 2022	$—
2023	—
2024	—
2025	1,188
2026	500
2027 and thereafter	4,450
Unamortized discounts	(28)
Hedge accounting fair value adjustment	(76)
$6,034

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
18 | 2022 Q3 10-Q

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. and Micron Technology Texas, LLC in the U.S. District Court for the Western District of Texas. The first complaint alleges that a single U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules. Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron in Dusseldorf Regional Court alleging that two German patents are infringed by certain of our load-reduced dual in-line memory modules. The complaint seeks damages and costs. On June 10, 2022, Netlist filed a patent infringement complaint against Micron in the U.S. District Court for the Eastern District of Texas alleging that six U.S. patents are infringed by certain of our memory modules and high-bandwidth memory products. The complaint seeks injunctive relief, damages, and attorneys’ fees.

On May 10, 2021, Vervain, LLC filed a patent infringement action against Micron, Micron Semiconductor Products, Inc., and Micron Technology Texas, LLC in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by certain SSD products. The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

On April 27, 2022, Bell Semiconductor, LLC (“Bell”) filed a patent infringement action against Micron in the U.S. District Court for the District of Idaho. The complaint alleges that a single U.S. patent is infringed by a certain SSD controller. On April 28, 2022, Bell filed a complaint with the U.S. International Trade Commission (“ITC”) alleging violations of Section 337 of the Tariff Act of 1930 based on alleged importation of articles and components that infringe the same U.S. patent that Bell asserts in the complaint it filed in the District of Idaho. The ITC complaint seeks institution of an investigation, a limited exclusion order forbidding entry into the United States of products that infringe the asserted patent, and cease and desist orders prohibiting Micron from importing, selling, offering for sale, or marketing infringing products in the United States.

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

Antitrust Matters

On April 27, 2018, a complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California. Subsequently, two substantially identical cases were filed in the same court. The lawsuits purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. On September 3, 2019, the District Court granted Micron’s motion to dismiss and allowed the plaintiffs the opportunity to file a consolidated, amended complaint. On October 28, 2019, the plaintiffs filed a consolidated, amended complaint that purported to be on behalf of a nationwide class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On January 19, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On March 7, 2022, the Court of Appeals affirmed the District Court’s ruling dismissing plaintiffs’ claims. On May 16, 2022, the Court of Appeals denied the plaintiffs’ request for rehearing.

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

20 | 2022 Q3 10-Q

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

Other Matters

On July 31, 2020, Micron and Intel entered into a binding arbitration agreement under which the parties agreed to present to an arbitral panel various financial disputes related to the former IMFT joint venture between Micron and Intel, which ended October 31, 2019, and to other agreements related to the joint development, production, and sale of non-volatile memory products. On April 15, 2022, the arbitration panel issued a final order and concluded the arbitration proceeding.

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

Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. In the third quarter and first nine months of 2022, we repurchased 13.8 million shares of our common stock for $981 million, and 22.2 million shares of our common stock for $1.65 billion, respectively. Through June 2, 2022, we had repurchased an aggregate of $5.68 billion under the authorization. The shares repurchased were recorded as treasury stock.

Dividends: In the third quarter of 2022, we declared and paid dividends of $111 million ($0.10 per share) to shareholders of record as of April 11, 2022. In the second quarter of 2022, we declared and paid dividends of $112 million ($0.10 per share) to shareholders of record as of January 3, 2022. In the first quarter of 2022, we paid dividends of $112 million ($0.10 per share) that were declared in the fourth quarter of 2021. On June 30, 2022, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 26, 2022, to shareholders of record as of the close of business on July 11, 2022.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the nine months ended June 2, 2022 were as follows:

	Gains (Losses) on Derivative Instruments	Pension Liability Adjustments	Unrealized Gains (Losses) on Investments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 2, 2021	$(22)	$22	$1	$1	$2
Other comprehensive income (loss) before reclassifications	(453)	—	(49)	1	(501)
Amount reclassified out of accumulated other comprehensive income (loss)	22	1	1	—	24
Tax effects	101	—	10	—	111
Other comprehensive income (loss)	(330)	1	(38)	1	(366)
As of June 2, 2022	$(352)	$23	$(37)	$2	$(364)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	June 2, 2022		September 2, 2021
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$5,771	$6,034	$6,584	$5,973

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

22 | 2022 Q3 10-Q

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of June 2, 2022
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$5,295	$2	$(297)
Cash flow commodity hedges	62	5	—
Fair value interest rate hedges	900	—	(76)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,603	6	(9)
		$13	$(382)

As of September 2, 2021
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,601	$10	$(66)
Cash flow commodity hedges	45	2	—
Fair value interest rate hedges	900	5	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	996	3	(2)
		$20	$(68)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We do not use derivative instruments for speculative purposes. We recognized losses of $299 million and $469 million for the third quarter and first nine months of 2022, respectively, and losses of $25 million for the third quarter of 2021 in accumulated other comprehensive income from cash flow hedges. The amounts recognized for the first nine months of 2021 were not significant. As of June 2, 2022, we expect to reclassify $169 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income into earnings in the next 12 months.

Fair Value Hedges: We utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. Interest rate swaps are measured at fair value based on market-based observable inputs including interest rates and credit-risk spreads (Level 2). The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. We recognized interest expense of $47 million and $81 million, respectively, for changes in the fair value of our interest rate swaps in the third quarter and first nine months of 2022. We also recognized offsetting interest expense of the same amounts related to the changes in the fair value of the hedged portion of the underlying debt for these periods. The amounts recognized for the third quarter and first nine months of 2021 were not significant.

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

Equity Plans

As of June 2, 2022, 94 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Restricted stock award shares granted	2	1	12	11
Weighted-average grant-date fair value per share	$71.58	$84.73	$71.31	$53.00

In the first quarter of 2022, our Board of Directors approved dividend equivalent rights for unvested restricted stock units awarded on or after October 13, 2021.

Employee Stock Purchase Plan (“ESPP”)

For each nine month period ended June 2, 2022 and June 3, 2021, we issued 2 million shares at a per share price of $65.94 and $42.55, respectively.

24 | 2022 Q3 10-Q

Stock-based Compensation Expense

Stock based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $43 million and $30 million was capitalized and remained in inventory as of June 2, 2022 and September 2, 2021, respectively.

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Stock-based compensation expense by caption
Cost of goods sold	$57	$45	$145	$143
Research and development	45	29	128	82
Selling, general, and administrative	33	24	98	77
Restructure	—	—	(5)	—
	$135	$98	$366	$302

Stock-based compensation expense by type of award
Restricted stock awards	$116	$84	$316	$255
ESPP	19	12	49	39
Stock options	—	2	1	8
	$135	$98	$366	$302

As of June 2, 2022, $1.09 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2026, resulting in a weighted-average period of 1.4 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

DRAM	$6,271	$5,448	$17,577	$13,948
NAND	2,288	1,812	6,123	5,036
Other (primarily 3D XPoint memory and NOR)	83	162	415	447
	$8,642	$7,422	$24,115	$19,431

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Customer Contract Liabilities

As of June 2, 2022 and September 2, 2021, other current liabilities included $1.03 billion and $846 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

As of June 2, 2022 and September 2, 2021, other current liabilities included $57 million and $74 million, respectively, of advance payments received from our customers to secure product in future periods. Revenue for the first nine months of 2022 included $74 million recognized as a result of satisfying our performance obligation to ship product against customer advances that existed as of September 2, 2021.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of June 2, 2022, our future performance obligations beyond one year were not significant.

Restructure and Asset Impairments

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Restructure and asset impairments	$—	$453	$43	$466

Restructure and asset impairments for the first nine months of 2022 primarily related to the sale of our Lehi, Utah facility. See “Lehi, Utah Fab and 3D XPoint.”

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Patent license charges	$—	$—	$—	$128
Other	(6)	(26)	(11)	(27)
	$(6)	$(26)	$(11)	$101

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Gain (loss) on investments	$12	$46	$25	$61
Gain (loss) on debt repurchases and conversions	—	(1)	(83)	(1)
Other	(4)	—	(3)	2
	$8	$45	$(61)	$62

26 | 2022 Q3 10-Q

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Income before taxes	$2,988	$1,806	$8,018	$3,282
Income tax (provision) benefit	(358)	(65)	(832)	(164)
Effective tax rate	12.0%	3.6%	10.4%	5.0%

On March 16, 2022, the Idaho governor signed a new law that changed the way corporations calculate Idaho taxable income. This new law is expected to reduce our Idaho taxable income, and consequently, we do not expect to utilize our tax credits in Idaho for the foreseeable future. As a result, we recorded a discrete valuation allowance against our Idaho deferred tax assets and an increase to tax expense of $189 million in the third quarter of 2022.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $361 million (benefiting our diluted earnings per share by $0.32) and $955 million ($0.85 per diluted share) for the third quarter and first nine months of 2022, respectively, and by $276 million ($0.24 per diluted share) and $377 million ($0.33 per diluted share) for the third quarter and first nine months of 2021, respectively.

As of June 2, 2022, gross unrecognized tax benefits were $730 million, which would have an impact of approximately $560 million on our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. We are currently under audit by the U.S. Internal Revenue Service for our 2018 and 2019 tax years. We believe that adequate amounts of taxes and related interest and penalties have been provided.

Earnings Per Share

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Net income – Basic and Diluted	$2,626	$1,735	$7,195	$3,141

Weighted-average common shares outstanding – Basic	1,112	1,121	1,117	1,119
Dilutive effect of equity plans and convertible notes	9	24	10	22
Weighted-average common shares outstanding – Diluted	1,121	1,145	1,127	1,141

Earnings per share
Basic	$2.36	$1.55	$6.44	$2.81
Diluted	2.34	1.52	6.38	2.75

Antidilutive potential common stock shares that could dilute basic earnings per share in the future were 4 million and 3 million for the third quarter and first nine months of 2022, respectively, and were 1 million for the third quarter and first nine months of 2021.

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

	Quarter ended		Nine months ended
	June 2, 2022	June 3, 2021	June 2, 2022	June 3, 2021

Revenue
CNBU	$3,895	$3,304	$10,762	$8,486
MBU	1,967	1,999	5,749	5,311
SBU	1,341	1,009	3,662	2,770
EBU	1,435	1,105	3,932	2,849
All Other	4	5	10	15
	$8,642	$7,422	$24,115	$19,431

Operating income (loss)
CNBU	$1,778	$1,342	$4,864	$2,534
MBU	640	683	1,852	1,517
SBU	221	53	551	(2)
EBU	504	282	1,347	539
All Other	1	4	5	6
	3,144	2,364	8,619	4,594

Unallocated
Stock-based compensation	(135)	(98)	(370)	(302)
Inventory accounting policy change to FIFO	—	—	—	(133)
Change in inventory cost absorption	—	—	—	(160)
3D XPoint inventory write-down	—	—	—	(49)
Patent license charges	—	—	—	(128)
Restructure and asset impairments	—	(453)	(43)	(466)
Other	(5)	(14)	(25)	(28)
	(140)	(565)	(438)	(1,266)

Operating income	$3,004	$1,799	$8,181	$3,328

28 | 2022 Q3 10-Q

Certain Concentrations

For the first nine months of 2022, revenues from WPG Holdings Limited and Kingston Technology Company, Inc. were each 11% of total revenue.

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

Overview

We are an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence and 5G applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

We manufacture our products at wholly-owned facilities and also utilize subcontractors for certain manufacturing processes. Our global network of manufacturing centers of excellence not only allows us to benefit from scale while streamlining processes and operations, but it also brings together some of the world’s brightest talent to work on the most advanced memory technology. Centers of excellence bring expertise together in one location, providing an efficient support structure for end-to-end manufacturing, with quicker cycle times, in partnership with teams such as R&D, product engineering, human resources, procurement and supply chain. For our locations in Singapore and Taiwan, this is also a combination of bringing fabrication and back-end manufacturing together. We make significant investments to develop proprietary product and process technology, which generally increases bit density per wafer and reduces per-bit manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

The ramp of 176-layer NAND and 1α (1-alpha) DRAM across our product portfolio delivers major technology breakthroughs to customers across markets. For the first time in our history, we achieved industry leadership across these two flagship technologies. We delivered initial products based on these process technologies to the market in 2021. In the second quarter of 2022, we expanded our 176-layer NAND-based SSD portfolio with the introduction of the Micron 7450 SSD with NVMe, the world’s first vertically-integrated 176-layer NAND SSD for the data center. This new SSD joins our full portfolio of new product entries across memory and storage which have been well received by the market. An increasing portion of our SSDs incorporate our industry leading NAND with vertically integrated controllers and firmware that we have developed. In the second quarter of 2022, we achieved the first qualification of our 1α LPDDR5 DRAM, which delivers more than a 15% power improvement over the previous generation. We are leading the industry’s client DDR5 transition and are well positioned as the industry’s data center platforms come to market later this year. We have partnered with customers to provide value-added innovation, and speed market adoption of our new solutions. Development of advanced technologies enables us to diversify our product portfolio toward a richer mix of differentiated, high-value solutions and to target high-growth markets and specific customer requirements across data center, intelligent edge, client, and mobile environments.

We face intense competition in the semiconductor memory and storage markets and to remain competitive we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of ongoing inflationary cost pressures. Our success is largely dependent on obtaining returns on our research and development (“R&D”) investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and efficient capital spending.

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

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and emerging trends. These preventative protocols are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity. Government restrictions, including zero-COVID policies, or severe outbreaks can impact our operations at certain sites. For example, some of our facilities and some of our subcontractors’ facilities at times have been required to operate at reduced staffing and capacity levels due to COVID-19 quarantines and other public health protocols. While our global manufacturing sites are currently operating with close to full staff and at normal capacity levels, our facilities or those of our subcontractors could be required, with little or no advance notice, to temporarily curtail production levels or temporarily cease operations based on government mandates or our health and safety protocols. We may be required, or deem it to be in the best interest of our employees, customers, partners, suppliers, and stakeholders, to alter our business operations in order to maintain a healthy and safe environment. It is not clear what potential effects any such alterations or modifications may have on our business, including effects on our customers, employees, or on our financial results. We are following government policies and recommendations designed to slow the spread of COVID-19 and remain committed to the health and safety of our team members, contractors, suppliers, customers, distributors, and communities.

30 | 2022 Q3 10-Q

We continuously assess our efforts to respond to the COVID-19 pandemic, which have included the following:

•In each of our locations, we implement health and safety protocols based on applicable regulations and local conditions and, where possible, make testing and vaccination available and implement health and safety enhancements.
•We require that all U.S. employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be vaccinated against COVID-19, subject to disability and religious exemptions.
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
•We have developed contingency plans and procedures to address the risk of unexpected shutdowns, supply shortages, or other business disruptions.
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

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2022		2022		2021		2022		2021

Revenue	$8,642	100%	$7,786	100%	$7,422	100%	$24,115	100%	$19,431	100%
Cost of goods sold	4,607	53%	4,110	53%	4,296	58%	12,839	53%	12,920	66%
Gross margin	4,035	47%	3,676	47%	3,126	42%	11,276	47%	6,511	34%

Research and development	773	9%	792	10%	670	9%	2,277	9%	1,958	10%
Selling, general, and administrative	264	3%	263	3%	230	3%	786	3%	658	3%
Restructure and asset impairments	—	—%	5	—%	453	6%	43	—%	466	2%
Other operating (income) expense, net	(6)	—%	70	1%	(26)	—%	(11)	—%	101	1%
Operating income	3,004	35%	2,546	33%	1,799	24%	8,181	34%	3,328	17%

Interest income (expense), net	(24)	—%	(43)	(1)%	(38)	(1)%	(102)	—%	(108)	(1)%
Other non-operating income (expense), net	8	—%	6	—%	45	1%	(61)	—%	62	—%
Income tax (provision) benefit	(358)	(4)%	(255)	(3)%	(65)	(1)%	(832)	(3)%	(164)	(1)%
Equity in net income (loss) of equity method investees	(4)	—%	9	—%	(6)	—%	9	—%	23	—%
Net income	$2,626	30%	$2,263	29%	$1,735	23%	$7,195	30%	$3,141	16%

Total Revenue: Total revenue for the third quarter of 2022 increased 11% as compared to the second quarter of 2022 primarily due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 10% primarily due to an increase in bit shipments of slightly over 10%, partially offset by a slight decline in average selling prices.
•Sales of NAND products increased 17% primarily due to a high-teens percent increase in bit shipments, partially offset by a slight decline in average selling prices.

Total revenue for the third quarter of 2022 increased 16% as compared to the third quarter of 2021 primarily due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 15% primarily due to a high-teens percent increase in bit shipments, partially offset by a slight decline in average selling prices.
•Sales of NAND products increased 26% primarily due to an increase in bit shipments of slightly over 20% and a slight increase in average selling prices.

Total revenue for the first nine months of 2022 increased 24% as compared to the first nine months of 2021 primarily due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 26% primarily due to a low-teens percent increase in bit shipments and an increase in average selling prices of slightly over 10%.
•Sales of NAND products increased 22% primarily due to a low-teens percent increase in bit shipments and a mid-single-digit percent increase in average selling prices.

32 | 2022 Q3 10-Q

Overall Gross Margin: Our overall gross margin percentage of 47% for the third quarter of 2022 was relatively unchanged from the second quarter of 2022 as slight declines in average selling prices were offset by manufacturing cost reductions. Our overall gross margin percentage for the third quarter of 2022 was also impacted by a greater mix of NAND products, which have lower margins than DRAM products.

Our overall gross margin percentage increased to 47% for the third quarter of 2022 from 42% for the third quarter of 2021, primarily due to manufacturing cost reductions resulting from strong execution in delivering products featuring advanced technologies, partially offset by declines in DRAM average selling prices. Our overall gross margin percentage increased to 47% for the first nine months of 2022 from 34% for the first nine months of 2021, primarily due to increases in average selling prices and manufacturing cost reductions.

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2022		2022		2021		2022		2021

CNBU	$3,895	45%	$3,461	44%	$3,304	45%	$10,762	45%	$8,486	44%
MBU	1,967	23%	1,875	24%	1,999	27%	5,749	24%	5,311	27%
SBU	1,341	16%	1,171	15%	1,009	14%	3,662	15%	2,770	14%
EBU	1,435	17%	1,277	16%	1,105	15%	3,932	16%	2,849	15%
All Other	4	—%	2	—%	5	—%	10	—%	15	—%
	$8,642		$7,786		$7,422		$24,115		$19,431
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the third quarter of 2022 as compared to the second quarter of 2022 were as follows:

•CNBU revenue increased 13% primarily due to increases in bit shipments to enterprise, client, graphics, and networking markets.
•MBU revenue increased 5% primarily due to increases in bit shipments partially offset by declines in average selling prices.
•SBU revenue increased 15% primarily due to increases in bit shipments of SSDs and NAND components.
•EBU revenue increased 12% primarily due to increases in bit shipments to industrial and automotive markets combined with increases in average selling prices for NAND products.

Changes in revenue for each business unit for the third quarter and first nine months of 2022 as compared to the corresponding periods of 2021 were as follows:

•CNBU revenue increased 18% and 27%, respectively, primarily due to increases in bit shipments to cloud, enterprise, networking, and graphics markets.
•MBU revenue decreased 2% for the third quarter of 2022 as compared to the third quarter of 2021, primarily due to declines in average selling prices for mobile DRAM and NAND, partially offset by increases in NAND bit shipments. MBU revenue increased 8% for the first nine months of 2022 as compared to the first nine months of 2021, primarily due to increases in NAND and DRAM bit shipments and higher average selling prices for mobile DRAM, partially offset by declines in average selling prices for NAND.
•SBU revenue increased 33% and 32%, respectively, primarily due to increases in bit shipments for NAND products and higher average selling prices for NAND.
•EBU revenue increased 30% and 38%, respectively, primarily due to increases in bit shipments driven by strong demand growth in automotive and industrial markets combined with higher pricing for DRAM.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2022		2022		2021		2022		2021

CNBU	$1,778	46%	$1,562	45%	$1,342	41%	$4,864	45%	$2,534	30%
MBU	640	33%	588	31%	683	34%	1,852	32%	1,517	29%
SBU	221	16%	178	15%	53	5%	551	15%	(2)	—%
EBU	504	35%	421	33%	282	26%	1,347	34%	539	19%
All Other	1	25%	1	50%	4	80%	5	50%	6	40%
	$3,144		$2,750		$2,364		$8,619		$4,594
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the third quarter of 2022 as compared to the second quarter of 2022 were as follows:

•CNBU operating income increased primarily due to higher bit shipments and manufacturing cost reductions, partially offset by declines in DRAM average selling prices.
•MBU operating income increased primarily due to higher bit shipments and manufacturing cost reductions.
•SBU operating income increased primarily due to increases in bit shipments.
•EBU operating income increased primarily due to higher bit shipments of DRAM and NAND as well as an increase in average selling prices for NAND.

Changes in operating income or loss for each business unit for the third quarter and first nine months of 2022 as compared to the corresponding periods of 2021 were as follows:

•CNBU operating income increased primarily due to increases in bit shipments and manufacturing cost reductions.
•MBU operating income decreased for the third quarter of 2022 as compared to the third quarter of 2021, primarily due to declines in mobile DRAM and NAND average selling prices, partially offset by manufacturing cost reductions and increases in NAND bit shipments. MBU operating income increased for the first nine months of 2022 as compared to the first nine months of 2021, primarily due to increases in bit shipments, higher average selling prices for mobile DRAM, and NAND manufacturing cost reductions.
•SBU operating income increased primarily due to increases in average selling prices, manufacturing cost reductions, and increases in bit shipments, partially offset by higher R&D expenses.
•EBU operating income increased primarily due to manufacturing cost reductions from an increasing mix of leading edge bits, higher bit shipments, and improved DRAM pricing in industrial and consumer markets, partially offset by higher R&D expenses.

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

R&D expenses for the third quarter of 2022 were relatively unchanged as compared to the second quarter of 2022 and were 15% higher as compared to the third quarter of 2021 primarily due to increases in employee compensation and depreciation expense. R&D expenses for the first nine months of 2022 were 16% higher as compared to the first nine months of 2021 primarily due to increases in employee compensation, higher volumes of development and prequalification wafers, and higher depreciation expense.

34 | 2022 Q3 10-Q

Selling, General, and Administrative: SG&A expenses for the third quarter of 2022 were relatively unchanged as compared to the second quarter of 2022. SG&A expenses for the third quarter and first nine months of 2022 increased 15% and 19%, respectively, as compared to the corresponding periods of 2021, primarily due to increases in employee compensation, professional services, and legal fees.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine months ended
	2022	2022	2021	2022	2021

Income before taxes	$2,988	$2,509	$1,806	$8,018	$3,282
Income tax (provision) benefit	(358)	(255)	(65)	(832)	(164)
Effective tax rate	12.0%	10.2%	3.6%	10.4%	5.0%

Changes to our effective tax rate in the periods presented were primarily due to the geographic mix of our earnings, a valuation allowance recorded against our Idaho deferred tax assets, and tax impacts of changes in foreign currency exchange rates.

On March 16, 2022, the Idaho governor signed a new law that changed the way corporations calculate Idaho taxable income. This new law is expected to reduce our Idaho taxable income, and consequently, we do not expect to utilize our tax credits in Idaho for the foreseeable future. As a result, we recorded a discrete valuation allowance against our Idaho deferred tax assets and an increase to tax expense of $189 million in the third quarter of 2022.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $361 million (benefiting our diluted earnings per share by $0.32) for the third quarter of 2022, $304 million ($0.27 per diluted share) for the second quarter of 2022, $276 million ($0.24 per diluted share) for the third quarter of 2021, $955 million ($0.85 per diluted share) for the first nine months of 2022, and $377 million ($0.33 per diluted share) for the first nine months of 2021.

Beginning in 2023, provisions in the Tax Cuts and Jobs Act of 2017 will require us to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. Unless the effective date is deferred or the law is repealed, we expect a low-to-mid-single-digit increase to our effective tax rate for several years.

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

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”

Other: Further discussion of other items can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of June 2, 2022, $2.50 billion was available to draw under our Revolving Credit Facility.

Cash and marketable investments totaled $11.87 billion as of June 2, 2022 and $10.40 billion as of September 2, 2021. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of June 2, 2022, $3.31 billion of our cash and marketable investments was held by our foreign subsidiaries.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2022 for property, plant, and equipment, net of partner contributions, to be approximately $12 billion. Capital expenditures for 2022 are driven by our continued 176-layer NAND transition, pilot line enablement for next generation NAND and DRAM, and continued infrastructure and prepayments to support the introduction of EUV lithography. Actual amounts for 2022 will vary depending on market conditions. As of June 2, 2022, we had purchase obligations of approximately $4.18 billion for the acquisition of property, plant, and equipment, of which approximately $3.56 billion is expected to be paid within one year. For a description of other contractual obligations, such as debt and leases, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and “– Debt.”

On November 1, 2021, we issued $1 billion in aggregate principal amount of unsecured 2032 Green Bonds. Over time, we plan to allocate an amount equal to the net proceeds to fund eligible sustainability-focused projects involving renewable energy, green buildings, energy efficiency, water management, waste abatement, and a circular economy.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through June 2, 2022, we have repurchased an aggregate of $5.68 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On June 30, 2022, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 26, 2022, to shareholders of record as of the close of business on July 11, 2022. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	Nine months ended
	2022	2021

Net cash provided by operating activities	$11,404	$8,584
Net cash provided by (used for) investing activities	(7,761)	(8,055)
Net cash provided by (used for) financing activities	(2,140)	(437)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(71)	44
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,432	$136

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first nine months of 2022 as compared to the first nine months of 2021 was primarily due to higher net income adjusted for non-cash items, partially offset by an increase in inventories and receivables.

36 | 2022 Q3 10-Q

Investing Activities: For the first nine months of 2022, net cash used for investing activities consisted primarily of $8.45 billion of expenditures for property, plant, and equipment; inflows of $104 million of partner contributions for capital expenditures; $888 million of net inflows from the sale of the Lehi, Utah fab; and $137 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

For the first nine months of 2021, net cash used for investing activities consisted primarily of $8.02 billion of expenditures for property, plant, and equipment; inflows of $342 million of partner contributions for capital expenditures; and $422 million of net outflows from purchases, sales, and maturities of available-for-sale securities.

Financing Activities: For the first nine months of 2022, net cash used for financing activities included $2.01 billion of repayments of debt primarily to redeem the 2023 Notes and 2024 Notes, $1.65 billion for the acquisition of 22.2 million shares of our common stock under our $10 billion share repurchase authorization, $335 million of cash payments of dividends to shareholders, and $132 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are affected by changes in currency exchange and interest rates. We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of June 2, 2022 and September 2, 2021, we had fixed-rate debt of $4.0 billion and $3.9 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. In the first quarter of 2022, we issued new debt and repaid other debt, which significantly increased the average remaining maturity of our fixed-rate debt resulting in increased variability of its fair value from interest rate changes. We estimate that, as of June 2, 2022 and September 2, 2021, a decrease in market interest rates of 1% would increase the fair value of our fixed-rate debt by approximately $320 million and $200 million, respectively.

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

During the third quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 2, 2021 and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Reports on Form 10-Q for the first and second quarters of 2022.

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
38 | 2022 Q3 10-Q

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
•environmental, social, and governance (“ESG”) considerations; and
•a downturn in the worldwide economy.

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
•tax expense and tax laws in key jurisdictions; and
•compliance with laws, regulations, or industry standards, including ESG considerations.

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

The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s spread are uncertain and difficult to predict, but may include, and in some cases, have included and may continue to include:

•Disruptions to our supply chain, our operations, or those of our suppliers resulting from the spread of COVID-19 and/or the actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and the spread of COVID-19, such as travel restrictions, quarantines, and business shutdowns or slowdowns, which may be unexpected and/or lengthy, especially as a result of zero-COVID policies in China or elsewhere;
•Impacts to customer demand from a global economic downturn or recession and/or supply chain shortages causing a decrease or shift in short-term and/or long-term demand for our products, resulting in industry oversupply and declines in pricing for our products;
•Reductions in production levels, R&D activities, product development, technology transitions, yield enhancement activities, and qualification activities with our customers and increased costs, resulting from our efforts to mitigate the impact of COVID-19 and protect our employees’ and contractors’ health and well-being;
•Increased costs for, or unavailability of, transportation, raw materials, components, electricity and/or other energy sources, or other inputs necessary for the operation of our business;

•Reductions in, or cessation of operations at any site or in any jurisdiction, which may occur with little or no advance notice, resulting from government restrictions on movement and/or business operations or measures to prevent and/or mitigate the spread of COVID-19 at one or more of our sites or those of our subcontractors or suppliers;
•Our inability to continue, or increased costs of, construction projects due to delays in obtaining materials, equipment, labor, engineering services, government permits, or any other essential aspect of projects, which could impact our ability to introduce new technologies, reduce costs, or meet customer demand; and
•Deterioration of worldwide credit and financial markets that could: limit our ability, and our customers’ ability, to obtain external financing to fund operations and capital expenditures; result in losses on our holdings of cash and investments due to failures of financial institutions and other parties; or result in a higher rate of losses on our accounts receivable due to credit defaults.

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

Our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs. Factors that may limit our ability to reduce our per gigabit manufacturing costs at sufficient levels to maintain or improve gross margins include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulties in transitioning to smaller line-width process technologies or additional 3D memory layers or NAND cell levels, process complexity including number of mask layers and fabrication steps, manufacturing yield, technological barriers, changes in process technologies, new products that may require relatively larger die sizes, start-up or other costs associated with capacity expansion, and higher costs of goods and services due to inflationary pressures or market conditions.

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and corresponding increases in our per gigabit manufacturing costs may adversely affect our gross margins, business, results of operations, or financial condition.

40 | 2022 Q3 10-Q

Per gigabit manufacturing costs may also be affected by a broader product portfolio, which may have products with smaller production quantities and shorter product lifecycles. Our business and the markets we serve are subject to rapid technological changes and material fluctuations in demand based on end-user preferences. As a result, we may have work in process or finished goods inventories that could become obsolete or in amounts that are in excess of our customers’ demand. Consequently, we may incur charges in connection with obsolete or excess inventories. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods.

In addition, if we are unable to supply products that meet customer design and performance specifications, we may be required to sell such products at lower average selling prices, which may reduce our gross margins. Our gross margins may also be impacted by shifts in product mix, driven by our strategy to optimize our portfolio to best respond to changing market dynamics.

Our inability to maintain or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel; Kioxia Holdings Corporation; Samsung Electronics Co., Ltd.; SK hynix Inc.; and Western Digital Corporation. Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio.

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

We and our competitors generally seek to increase wafer capacity, improve yields, and reduce die size in our and their product designs which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

The competitive nature of our industry could have a material adverse effect on our business, results of operations, or financial condition.

Our future success depends on our ability to develop and produce new and competitive memory and storage technologies.

Our key semiconductor memory and storage products and technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, and improving power consumption and reliability. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per gigabit cost. We have invested and expect to continue to invest in R&D for new and existing products and process technologies, such as EUV lithography, to continue to deliver advanced product requirements. Such new technologies can add complexity and risk to our schedule and may affect our costs and production output. We may be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies. There can be no assurance of the following:

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

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. Our customers’ demand for our products may fluctuate due to factors beyond our control. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. A meaningful change in the inventory strategy of our customers could impact our industry bit demand growth outlook. The loss of, or restrictions on our ability to sell to, one or more of our major customers, such as occurred with our former customer, Huawei Technologies, Co. Ltd., or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

We face geopolitical and other risks associated with our international operations that could materially adversely affect our business, results of operations, or financial condition.

In addition to our U.S. operations, a substantial portion of our operations are conducted in Taiwan, Singapore, Japan, Malaysia, China, and India, and many of our customers, suppliers, and vendors also operate internationally. Our operations, and the global supply chain of the technology industry, are subject to a number of risks, including the effects of actions and policies of various governments across our global operations and supply chain. For example, political, economic, or other actions may adversely affect our operations in Taiwan. A majority of our DRAM production output in 2021 was from our fabrication facilities in Taiwan and any loss of output could have a material adverse effect on us. Any political, economic, or other actions may also adversely affect our customers and the technology industry supply chain, for which Taiwan is a central hub, and as a result, could have a material adverse impact on us.

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

42 | 2022 Q3 10-Q

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

Our international operations are subject to a variety of risks, including:

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
•public health issues (for example, an outbreak of a contagious disease such as COVID-19);
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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistic carriers, and other service providers, including providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures and shortages have increased, and may continue to increase, costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In addition, if any of our suppliers was to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely way or at all from other providers.

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

Our operations are dependent on our ability to procure advanced semiconductor manufacturing equipment that enables the transition to lower cost manufacturing processes. For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier. From time to time, we have experienced difficulties in obtaining some equipment on a timely basis due to suppliers’ limited capacity. Our inability to obtain equipment on a timely basis could adversely affect our ability to transition to next generation manufacturing processes and reduce our costs. Delays in obtaining equipment could also impede our ability to ramp production and could increase our overall costs of a ramp. Our inability to obtain advanced semiconductor manufacturing equipment in a timely manner could have a material adverse effect on our business, results of operations, or financial condition.

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

44 | 2022 Q3 10-Q

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

Manufacturing system-level solutions, such as SSDs and managed NAND, typically results in higher per-unit manufacturing costs as compared to other products. Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs are not offset by higher per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our controller and hardware design as well as our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or controller, hardware design, and firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

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

46 | 2022 Q3 10-Q

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events, including droughts, earthquakes, tsunamis, or other occurrences that could disrupt operations, resulting in increased costs, or disruptions to our or our suppliers’ or customers’ manufacturing operations. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. For example, since the start of the COVID-19 pandemic, some of our facilities and some of our subcontractors’ facilities at times have been required to operate at reduced staffing and capacity levels due to COVID-19 quarantines and other public health protocols, which temporarily reduced output levels from those facilities. Events of the types noted above have occurred from time to time and may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons or employees may gain access to our facilities or technology infrastructure and systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, computer denial-of-service attacks, worms, supply chain attacks, social engineering, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cyberattacks. Breaches of our physical security, attacks on our technology infrastructure and systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

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

Any of the foregoing security risks could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and other highly skilled, diverse employees, as well as effectively manage or plan for succession for key employees. Competition for experienced employees in our industry continues to be intense. Hiring and retaining qualified executives, engineers, technical staff, sales representatives, and other employees is critical to our business. If other employers are perceived as offering a greater degree of workplace flexibility, promotional opportunity, greater compensation, or other employment benefits to employees than us, we may experience difficulty in attracting, retaining, and motivating the employees needed for our business operations. If our total compensation programs and workplace culture cease to be viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be compromised.

At times, we experience higher levels of attrition, increasing compensation costs, and more intense competition for talent across our industry. To the extent we experience significant attrition and are unable to timely replace employees, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. Additionally, changes to immigration policies in the numerous countries in which we operate, including the United States, as well as restrictions on global travel as a result of local or global public health crises requiring quarantines, lockdowns, or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations.

Our inability to attract, retain, and motivate executives and other employees or effectively manage or plan for succession of key roles may inhibit our ability to maintain or expand our business operations.

Our incentives from various governments are conditional upon achieving or maintaining certain performance obligations and are subject to reduction, termination, or clawback.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, or production in those regions. These incentives may take various forms, including grants, loan subsidies, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment, or research and development activities to qualify for such incentives. We may be unable to obtain significant future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. We also cannot guarantee that we will successfully achieve performance obligations required to qualify for these incentives or that the granting agencies will provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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
48 | 2022 Q3 10-Q

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

We and many of our customers have adopted responsible sourcing programs that require us to meet certain ESG criteria, and to periodically report on our performance against these requirements, including that we source the materials, supplies, and services we use and incorporate into the products we sell as prescribed by these programs. Many customer programs require us to remove a supplier within a prescribed period if such supplier ceases to comply with prescribed criteria, and our supply chain may at any time contain suppliers at risk of being removed due to non-compliance with responsible sourcing requirements. Some of our customers may elect to disqualify us as a supplier (resulting in a permanent or temporary loss of sales to such customer) or reduce purchases from us if we are unable to verify that our performance or products (including the underlying supply chain) meet the specifications of our customers’ responsible sourcing programs on a continuous basis. Meeting responsible sourcing requirements may increase operating requirements and costs or limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. From time to time we remove suppliers or require our suppliers to remove suppliers from their supply chains based on our responsible sourcing requirements or customer requirements, and we or our suppliers may be unable to replace such removed suppliers in a timely or cost effective manner. Any inability to replace removed suppliers in a timely or cost effective manner may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products. Our inability to replace suppliers we have removed in a timely or cost effective manner or comply with customers’ responsible sourcing requirements or with any related regulations could have a material adverse effect on our business, results of operations, or financial condition.

Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus from stakeholders on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

Such risks and uncertainties include:

•reputational harm, including damage to our relationships with customers, suppliers, investors, governments, or other stakeholders;
•adverse impacts on our ability to sell and manufacture products;
•the success of our collaborations with third parties;
•increased risk of litigation, investigations, or regulatory enforcement action;
•unfavorable ESG ratings or investor sentiment;
•diversion of resources and increased costs to control, assess, and report on ESG metrics;
•our ability to achieve our goals, commitments, and targets within timeframes announced;
•increased costs to achieve our goals, commitments, and targets;
•unforeseen operational and technological difficulties;
•access to and increased cost of capital; and
•adverse impacts on our stock price.

Any failure, or perceived failure, to meet evolving stakeholder expectations and industry standards or achieve our ESG goals, commitments, and targets could have an adverse effect on our business, results of operations, financial condition, or stock price.

A downturn in the worldwide economy may harm our business.

Downturns in the worldwide economy, due to inflation, geopolitics, major central bank policy actions, public health crises, or other factors, have harmed our business in the past and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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

50 | 2022 Q3 10-Q

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

On October 28, 2019, a consolidated, amended complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California on behalf of a purported class of indirect purchasers of DRAM products. The amended complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 to at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court dismissed the plaintiffs’ claims and entered judgment against them. On March 7, 2022, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s ruling dismissing the plaintiffs’ claims. On May 16, 2022, the Court of Appeals denied the plaintiffs’ request for rehearing.

On October 28, 2019, a consolidated, amended complaint was filed against Micron and other DRAM suppliers in the U.S. District Court for the Northern District of California on behalf of a purported class of direct purchasers of DRAM products. The consolidated complaint asserted claims based on alleged price-fixing of DRAM products under federal and state law during the period from June 1, 2016 through at least February 1, 2018, and sought treble monetary damages, costs, interest, attorneys’ fees, and other injunctive and equitable relief. On December 21, 2020, the District Court granted Micron’s motion to dismiss and granted the plaintiffs permission to file a further amended complaint. On January 11, 2021, the plaintiffs filed a further amended complaint asserting substantially the same claims and seeking the same relief. On September 3, 2021, the District Court granted Micron’s motion to dismiss the further amended complaint with prejudice. On October 1, 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

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

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss. For further information regarding these matters, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies.” The final resolution of these matters could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

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
52 | 2022 Q3 10-Q

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

The United States and other countries have levied tariffs and taxes on certain goods. Trade tensions between the United States and China have continued, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods remaining in place. Some of our products are impacted by these tariffs. Additionally, the United States has imposed tariffs on goods imported from other countries, which could also impact certain of our customers’ or our operations. If the United States were to impose current or additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Additionally, tariffs on our customers’ products could impact their sales of such end products, resulting in lower demand for our products.

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

International trade disputes have led, and continue to lead, to new and increasing trade barriers and other protectionist measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers.

Ongoing tensions between the United States and China have led to increased trade restrictions and have affected customer ordering patterns. In addition, in response to Russia’s invasion of Ukraine, many countries have enacted broad trade restrictions with respect to Russia and Belarus that prevent us and many other companies from shipping products to these countries. We cannot predict whether U.S. or foreign government entities will enact additional restrictions with respect to our customers, markets, or products. We may not be able to replace the lost revenue opportunities associated with such restrictions.

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

54 | 2022 Q3 10-Q

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

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements that are conditional, in part, upon meeting certain business operations and employment thresholds. Our domestic and international taxes are dependent upon the geographic mix of our earnings among these jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including mandatory capitalization of R&D expenses beginning in 2023, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, failure to meet performance obligations with respect to tax incentive agreements, expanding our operations in various countries, fluctuations in foreign currency exchange rates, and changes in tax laws and regulations. Additionally, we file income tax returns with the U.S. federal government, various U.S. states, and various other jurisdictions throughout the world and certain tax returns may remain open to examination for several years. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. The foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

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

We and others are subject to a variety of laws, regulations, or industry standards, including with respect to ESG considerations, that may have a material adverse effect on our business, results of operations, or financial condition.

The manufacture of our products requires the use of facilities, equipment, and materials that are subject to a broad array of laws and regulations in numerous jurisdictions in which we operate. Additionally, we are subject to a variety of other laws and regulations relative to the construction, maintenance, and operations of our facilities. Any changes in laws, regulations, or industry standards could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with laws, regulations, or industry standards could adversely impact our reputation and our financial results. Additionally, we engage various third parties as sales channel partners or to represent us or otherwise act on our behalf who are also subject to a broad array of laws, regulations, and industry standards. Our engagement with these third parties may also expose us to risks associated with their respective compliance with laws and regulations.

New ESG considerations, including those related to climate change and the potential resulting environmental impact, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

As a result of the items detailed in this risk factor, we could experience the following:

•suspension of production or sales of our products;
•remediation costs;
•increased compliance costs;
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

We estimate capital expenditures in 2022 for property, plant, and equipment, net of partner contributions, will be approximately $12 billion. Investments in capital expenditures may not generate expected returns or cash flows. In addition, we invest our capital in areas that we believe best align with our business strategy and will yield future profitability. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in completion and ramping of new production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures, which could have a material adverse effect on our business, results of operations, or financial condition.

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

56 | 2022 Q3 10-Q

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and restructure of our capital structure. As of June 2, 2022 we had debt with a carrying value of $6.96 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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
•increase our vulnerability to adverse economic and semiconductor memory and storage industry conditions; and
•increase our exposure to rising interest rates from variable rate indebtedness.

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

The amount, timing, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. For example, we repurchased 22.2 million shares for $1.65 billion in the first nine months of 2022, 15.6 million shares for $1.2 billion in 2021, 3.6 million shares for $176 million in 2020, and 66.4 million shares for $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

58 | 2022 Q3 10-Q

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

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

March 4, 2022	–	April 7, 2022	2,343,113	$77.12	2,343,113
April 8, 2022	–	May 5, 2022	5,579,701	$70.74	5,579,701
May 6, 2022	–	June 2, 2022	5,816,605	$69.65	5,816,605
			13,739,419	$71.37	13,739,419	$4,315

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date

10.1*	Micron Technology, Inc. Employee Stock Purchase Plan, as amended and restated	X
10.2*	Micron Technology, Inc. Deferred Compensation Plan, as amended	X
10.3*	Certain Benefits Granted to Mark Murphy upon Appointment as Chief Financial Officer	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.
60 | 2022 Q3 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	June 30, 2022	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)