Form 10-Q
period 2022-12-01
MICRON TECHNOLOGY INC
filed 2022-12-22
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2022
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
The number of outstanding shares of the registrant’s common stock as of December 16, 2022 was 1,091,176,552.

Micron Corporate Profile

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

4th
Largest semiconductor company
in the world*

127
On the 2022 Fortune 500

~52,000
Patents granted and growing**

17
Countries**

11
Manufacturing sites and
19 customer labs**

~49,000
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

Our Commitment
*Based on Gartner Market Share: Semiconductors by End Market, Worldwide, 2021 (April 2022), excluding IP/software revenue. **Micron data as of December 1, 2022.
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
© 2022 Micron Technology, Inc. Micron, the Micron orbit logo, the M orbit logo, Intelligence AcceleratedTM, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners. Products and specifications are subject to change without notice. Rev 12/22.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due April 2023, repaid November 2021	DDR	Double data rate DRAM
2024 Notes	4.640% Senior Notes due February 2024, repaid November 2021	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2024 Term Loan A	Senior Term Loan A due October 2024	ESG	Environmental, social, and governance
2025 Term Loan A	Senior Term Loan A due November 2025	EUV	Extreme ultraviolet lithography
2026 Term Loan A	Senior Term Loan A due November 2026	GDDR	Graphics double data rate
2027 Term Loan A	Senior Term Loan A due November 2027	HBM	High-bandwidth memory, a stacked DRAM technology optimized for memory-bandwidth intensive applications
2026 Notes	4.975% Senior Notes due February 2026	Inotera	Inotera Memories, Inc.
2027 Notes	4.185% Senior Notes due February 2027	LIBOR	London Interbank Offered Rate
2029 A Notes	5.327% Senior Notes due February 2029	LPDRAM	Low-power DRAM
2029 B Notes	6.750% Senior Notes due November 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2030 Notes	4.663% Senior Notes due February 2030	Micron	Micron Technology, Inc. (Parent Company)
2032 Green Bonds	2.703% Senior Notes due April 2032	Qimonda	Qimonda AG
2041 Notes	3.366% Senior Notes due November 2041	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2051 Notes	3.477% Senior Notes due November 2051	SOFR	Secured Overnight Financing Rate
AI	Artificial intelligence	SSD	Solid state drive

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

4 | 2023 Q1 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding restructure plans and related charges; market conditions and profitability in our industry; reductions in our wafer starts and the corresponding impact on our costs in 2023; the timing for construction and ramping of production for new memory manufacturing fabs in the United States; the receipt of government grants and investment tax credits; the sufficiency of our cash and investments; capital spending in 2023; funding of sustainability-focused projects; and allocation and dispersal of the net proceeds of our 2032 Green Bonds. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	December 1, 2022	December 2, 2021

Revenue	$4,085	$7,687
Cost of goods sold	3,192	4,122
Gross margin	893	3,565

Research and development	849	712
Selling, general, and administrative	251	259
Restructure and asset impairments	13	38
Other operating (income) expense, net	(11)	(75)
Operating income (loss)	(209)	2,631

Interest income	88	10
Interest expense	(51)	(45)
Other non-operating income (expense), net	(4)	(75)
	(176)	2,521

Income tax (provision) benefit	(8)	(219)
Equity in net income (loss) of equity method investees	(11)	4
Net income (loss)	$(195)	$2,306

Earnings (loss) per share
Basic	$(0.18)	$2.06
Diluted	(0.18)	2.04

Number of shares used in per share calculations
Basic	1,090	1,119
Diluted	1,090	1,130

See accompanying notes to consolidated financial statements.
6 | 2023 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

Three months ended	December 1, 2022	December 2, 2021

Net income (loss)	$(195)	$2,306

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	108	(86)
Pension liability adjustments	1	—
Gains (losses) on investments	(19)	(7)
Foreign currency translation adjustments	(3)	—
Other comprehensive income (loss)	87	(93)
Total comprehensive income (loss)	$(108)	$2,213

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	December 1, 2022	September 1, 2022

Assets
Cash and equivalents	$9,574	$8,262
Short-term investments	1,007	1,069
Receivables	3,318	5,130
Inventories	8,359	6,663
Other current assets	663	657
Total current assets	22,921	21,781
Long-term marketable investments	1,426	1,647
Property, plant, and equipment	39,335	38,549
Operating lease right-of-use assets	693	678
Intangible assets	428	421
Deferred tax assets	672	702
Goodwill	1,228	1,228
Other noncurrent assets	1,171	1,277
Total assets	$67,874	$66,283

Liabilities and equity
Accounts payable and accrued expenses	$5,438	$6,090
Current debt	171	103
Other current liabilities	916	1,346
Total current liabilities	6,525	7,539
Long-term debt	10,094	6,803
Noncurrent operating lease liabilities	625	610
Noncurrent unearned government incentives	516	589
Other noncurrent liabilities	808	835
Total liabilities	18,568	16,376

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,232 shares issued and 1,091 outstanding (1,226 shares issued and 1,094 outstanding as of September 1, 2022)	123	123
Additional capital	10,335	10,197
Retained earnings	46,873	47,274
Treasury stock, 141 shares held (132 shares as of September 1, 2022)	(7,552)	(7,127)
Accumulated other comprehensive income (loss)	(473)	(560)
Total equity	49,306	49,907
Total liabilities and equity	$67,874	$66,283

See accompanying notes to consolidated financial statements.
8 | 2023 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 1, 2022	1,226	$123	$10,197	$47,274	$(7,127)	$(560)	$49,907
Net income (loss)	—	—	—	(195)	—	—	(195)
Other comprehensive income (loss), net	—	—	—	—	—	87	87
Stock issued under stock plans	8	—	7	—	—	—	7
Stock-based compensation expense	—	—	146	—	—	—	146
Repurchase of stock - repurchase program	—	—	—	—	(425)	—	(425)
Repurchase of stock - withholdings on employee equity awards	(2)	—	(15)	(80)	—	—	(95)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(126)	—	—	(126)
Balance at December 1, 2022	1,232	$123	$10,335	$46,873	$(7,552)	$(473)	$49,306

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income (loss)	—	—	—	2,306	—	—	2,306
Other comprehensive income (loss), net	—	—	—	—	—	(93)	(93)
Stock issued under stock plans	5	—	5	—	—	—	5
Stock-based compensation expense	—	—	118	—	—	—	118
Repurchase of stock - repurchase program	—	—	—	—	(259)	—	(259)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(12)	(90)	—	—	(102)
Balance at December 2, 2021	1,220	$122	$9,564	$41,267	$(4,954)	$(91)	$45,908

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Three months ended	December 1, 2022	December 2, 2021

Cash flows from operating activities
Net income (loss)	$(195)	$2,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,921	1,671
Stock-based compensation	146	118
(Gain) loss on debt repurchases	—	83
Change in operating assets and liabilities:
Receivables	1,842	67
Inventories	(1,697)	(344)
Accounts payable and accrued expenses	(1,056)	(42)
Other	(18)	79
Net cash provided by operating activities	943	3,938

Cash flows from investing activities
Expenditures for property, plant, and equipment	(2,449)	(3,265)
Purchases of available-for-sale securities	(90)	(528)
Proceeds from maturities of available-for-sale securities	358	313
Proceeds from sales of available-for-sale securities	4	124
Proceeds from government incentives	2	55
Proceeds from sale of Lehi, Utah fab	—	893
Other	(91)	(77)
Net cash provided by (used for) investing activities	(2,266)	(2,485)

Cash flows from financing activities
Proceeds from issuance of debt	3,349	2,000
Repurchases of common stock - repurchase program	(425)	(259)
Payments of dividends to shareholders	(126)	(112)
Payments on equipment purchase contracts	(47)	(78)
Repayments of debt	(20)	(1,949)
Other	(99)	(115)
Net cash provided by (used for) financing activities	2,632	(513)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(6)	(6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,303	934
Cash, cash equivalents, and restricted cash at beginning of period	8,339	7,829
Cash, cash equivalents, and restricted cash at end of period	$9,642	$8,763

See accompanying notes to consolidated financial statements.
10 | 2023 Q1 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 1, 2022. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended September 1, 2022.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 1, 2022.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2023 and 2022 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 1, 2022.

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	December 1, 2022				September 1, 2022
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,706	$—	$—	$6,706	$6,055	$—	$—	$6,055
Level 1(2)
Money market funds	925	—	—	925	1,196	—	—	1,196
Level 2(3)
Certificates of deposit	1,879	50	—	1,929	976	50	—	1,026
Corporate bonds	8	757	839	1,604	—	759	995	1,754
Asset-backed securities	—	20	547	567	—	20	608	628
Government securities	13	130	40	183	2	155	44	201
Commercial paper	43	50	—	93	33	85	—	118
	9,574	$1,007	$1,426	$12,007	8,262	$1,069	$1,647	$10,978
Restricted cash(4)	68				77
Cash, cash equivalents, and restricted cash	$9,642				$8,339
(1)The maturities of long-term marketable securities primarily range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of December 1, 2022 or September 1, 2022.
(4)Restricted cash is included in other current assets and other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $218 million and $222 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of December 1, 2022 and September 1, 2022, respectively.

12 | 2023 Q1 10-Q

Receivables

As of	December 1, 2022	September 1, 2022

Trade receivables	$2,875	$4,765
Income and other taxes	279	251
Other	164	114
	$3,318	$5,130

Inventories

As of	December 1, 2022	September 1, 2022

Finished goods	$1,649	$1,028
Work in process	5,839	4,830
Raw materials and supplies	871	805
	$8,359	$6,663

Property, Plant, and Equipment

As of	December 1, 2022	September 1, 2022

Land	$280	$280
Buildings	17,133	16,676
Equipment(1)	63,450	61,354
Construction in progress(2)	1,828	1,897
Software	1,170	1,124
	83,861	81,331
Accumulated depreciation	(44,526)	(42,782)
	$39,335	$38,549
(1)Includes costs related to equipment not placed into service of $4.10 billion as of December 1, 2022 and $3.35 billion as of September 1, 2022.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets and Goodwill

	December 1, 2022		September 1, 2022
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$763	$(335)	$742	$(321)
Goodwill	1,228		1,228

In the first quarters of 2023 and 2022, we capitalized $30 million and $18 million, respectively, for product and process technology with weighted-average useful lives of 10 years, and 11 years, respectively. Amortization expense was $23 million and $20 million for the first three months of 2023 and 2022, respectively. Expected amortization expense is $65 million for the remainder of 2023, $76 million for 2024, $55 million for 2025, $46 million for 2026, and $39 million for 2027.

Leases

The components of lease cost are presented below:

Three months ended	December 1, 2022	December 2, 2021

Finance lease cost
Amortization of right-of-use assets	$24	$25
Interest on lease liabilities	6	6
Operating lease cost(1)	36	29
	$66	$60
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Three months ended	December 1, 2022	December 2, 2021

Cash flows used for operating activities
Finance leases	$5	$5
Operating leases	33	27
Cash flows used for financing activities – Finance leases	20	20
Noncash acquisitions of right-of-use assets
Finance leases	43	198
Operating leases	35	39

Supplemental balance sheet information related to leases was as follows:

As of	December 1, 2022	September 1, 2022

Finance lease right-of-use assets (included in property, plant, and equipment)	$924	$904
Current operating lease liabilities (included in accounts payable and accrued expenses)	61	60

Weighted-average remaining lease term (in years)
Finance leases	11	12
Operating leases	12	12
Weighted-average discount rate
Finance leases	2.67%	2.65%
Operating leases	3.04%	2.90%

14 | 2023 Q1 10-Q

As of December 1, 2022, maturities of lease liabilities by fiscal year were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2023	$96	$34
2024	105	72
2025	94	71
2026	93	74
2027	93	72
2028 and thereafter	569	524
Less imputed interest	(136)	(161)
	$914	$686

The table above excludes obligations for leases that have been executed but have not yet commenced. As of December 1, 2022, excluded obligations consisted of $186 million of estimated finance lease payments over a weighted-average period of 13 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	December 1, 2022	September 1, 2022

Accounts payable	$1,789	$2,142
Property, plant, and equipment	2,294	2,170
Salaries, wages, and benefits	594	877
Income and other taxes	419	420
Other	342	481
	$5,438	$6,090

Debt

	December 1, 2022					September 1, 2022
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	4.720%	4.76%	$—	$1,187	$1,187	$—	$1,187	$1,187
2025 Term Loan A	5.436%	5.57%	—	925	925	—	—	—
2026 Term Loan A	5.561%	5.70%	28	717	745	—	—	—
2027 Term Loan A	5.686%	5.82%	34	890	924	—	—	—
2026 Notes	4.975%	5.07%	—	499	499	—	498	498
2027 Notes(1)	4.185%	4.27%	—	796	796	—	806	806
2029 A Notes	5.327%	5.40%	—	697	697	—	697	697
2029 B Notes	6.750%	6.89%	—	744	744	—	—	—
2030 Notes	4.663%	4.73%	—	846	846	—	846	846
2032 Green Bonds	2.703%	2.77%	—	995	995	—	994	994
2041 Notes	3.366%	3.41%	—	497	497	—	496	496
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
Finance lease obligations	N/A	2.67%	109	805	914	103	783	886
			$171	$10,094	$10,265	$103	$6,803	$6,906
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

Debt Activity

The table below presents the effects of debt financing activities in the first quarter of 2023.

	Increase in Principal	Increase in Carrying Value	Increase in Cash

2025 Term Loan A	$927	$925	$925
2026 Term Loan A	746	745	745
2027 Term Loan A	927	924	924
2029 B Notes	750	744	744
	$3,350	$3,338	$3,338

Term Loan Agreement

On November 3, 2022, we entered into a term loan agreement consisting of three tranches and borrowed $2.60 billion in aggregate principal amount, including $927 million due November 3, 2025; $746 million due November 3, 2026; and $927 million due November 3, 2027 (the “Term Loan Agreement”). We incurred aggregate fees of $6 million in connection with these borrowings. The 2026 Term Loan A and 2027 Term Loan A each require equal quarterly installment payments in an amount equal to 1.25% of the original principal amount. The 2025 Term Loan A does not require quarterly installment payments. Borrowings under the Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 1.00% to 2.00%, varying by tranche and depending on our corporate credit ratings.

The Term Loan Agreement requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, subject to a temporary four fiscal quarter increase in such maximum ratio to 3.75 to 1.00 following certain material acquisitions. Our obligations under the Term Loan Agreement are unsecured.

16 | 2023 Q1 10-Q

2029 B Notes

On October 31, 2022, we issued $750 million principal amount of senior unsecured 2029 B Notes in a public offering. The 2029 B Notes bear interest at a rate of 6.750% per year and will mature on November 1, 2029. Issuance costs and debt discount for these notes were $6 million. We may redeem the 2029 B Notes, in whole or in part, at our option prior to their maturity date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus accrued interest in each case. We may also redeem the 2029 B Notes, in whole or in part, at a price equal to par two months prior to maturity in accordance with the terms of the 2029 B Notes.

The 2029 B Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing such notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indenture governing our 2029 B Notes, we will be required to offer to purchase such notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Revolving Credit Facility

As of December 1, 2022, $2.50 billion was available to us under the Revolving Credit Facility and no amounts were outstanding. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid any time without penalty. Any amounts drawn under the Revolving Credit Facility would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings. The credit facility agreement provides for a transition to SOFR or other alternate benchmark rate upon the retirement of LIBOR in 2023.

Maturities of Notes Payable

As of December 1, 2022, maturities of notes payable by fiscal year were as follows:

Remainder of 2023	$42
2024	84
2025	1,271
2026	1,510
2027	1,562
2028 and thereafter	5,019
Unamortized discounts	(36)
Hedge accounting fair value adjustment	(101)
$9,351

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

On December 15, 2014, Innovative Memory Solutions, Inc. filed a patent infringement action against Micron in the U.S. District Court for the District of Delaware. The complaint alleges that a variety of our NAND products infringe eight U.S. patents and seeks damages, attorneys’ fees, and costs. Subsequently, six patents were invalidated or withdrawn, leaving two asserted patents in the District Court. The complaint was dismissed on November 21, 2022 pursuant to an agreement between the parties.

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

18 | 2023 Q1 10-Q

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

Between April 27, 2022 and October 18, 2022, Bell Semiconductor, LLC (“Bell”) filed four patent infringement complaints against Micron in the U.S. District Court for the District of Idaho. These complaints allege that a total of six U.S. patents are infringed by certain SSDs, a process for designing a NAND flash device included in certain SSDs, and an SSD controller. On September 30, 2022, Bell filed a complaint against Micron in the U.S. District Court for the District of Delaware alleging that six U.S. patents are infringed by certain SSD, GDDR5, GDDR6, GDDR6X, and DDR3 SDRAM products. Each of Bell’s complaints in the District Courts seeks damages, injunctive relief, attorneys’ fees, and costs. On October 6, 2022, Bell filed a complaint with the ITC alleging violations of Section 337 of the Tariff Act of 1930 based on alleged importation of certain SSDs that infringe two U.S. patents also asserted by Bell in two of the lawsuits pending in the District of Idaho. The complaint requests institution of an investigation, which was granted on November 8, 2022, and, after the investigation, issuance of a limited exclusion order and cease and desist orders prohibiting Micron from importing, selling, offering for sale, or marketing the accused products in the United States.

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

Following a series of hearings with pleadings, arguments, and witnesses on behalf of the Qimonda estate, on March 13, 2014, the court issued judgments: (1) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera Shares sold in connection with the original share purchase; (2) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (3) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on the Inotera Shares and all other benefits; (4) denying Qimonda’s claims against Micron for any damages relating to the joint venture relationship with Inotera; and (5) determining that Qimonda’s obligations under the patent cross-license agreement are canceled. In addition, the court issued interlocutory judgments ordering, among other things: (1) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by Micron B.V. and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (2) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by Micron B.V. from ownership of the Inotera Shares. The interlocutory judgments had no immediate, enforceable effect and Micron, accordingly, has been able to continue to operate with full control of the Inotera Shares subject to further developments in the case. Micron and Micron B.V. appealed the judgments to the German Appeals Court, which thereafter appointed an independent expert to perform an evaluation of Dr. Jaffé’s claims that the amount Micron paid for Qimonda was less than fair market value. On March 31, 2020, the expert presented an opinion to the Appeals Court concluding that the amount paid by Micron was within an acceptable range of fair value. On October 5, 2022, the Appeals Court ruled that the relevant issue to be addressed is whether Qimonda's creditors were prejudiced such that the original transaction should be voided. The Appeals Court set a date of May 23, 2023 for issuing a decision.

Antitrust Matters

Six cases have been filed against Micron alleging price fixing of DRAM products in the following Canadian courts on the dates indicated: Superior Court of Quebec (April 30, 2018 and May 3, 2018), the Federal Court of Canada (May 2, 2018), the Ontario Superior Court of Justice (May 15, 2018), and the Supreme Court of British Columbia (May 10, 2018). The plaintiffs in these cases are individuals seeking certification of class actions on behalf of direct and indirect purchasers of DRAM in Canada (or regions of Canada) between June 1, 2016 and February 1, 2018.

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

Securities Matters

On March 5, 2019, a derivative complaint was filed by a shareholder against certain current and former officers and directors of Micron, allegedly on behalf of and for the benefit of Micron, in the U.S. District Court for the District of Delaware alleging securities fraud, breaches of fiduciary duties, and other violations of law involving misrepresentations about purported anticompetitive behavior in the DRAM industry. The complaint was dismissed on November 15, 2022, pursuant to a stipulation of voluntary dismissal.

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

20 | 2023 Q1 10-Q

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

Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. In the first quarter of 2023, we repurchased 8.6 million shares of our common stock for $425 million. Through December 1, 2022, we had repurchased an aggregate of $6.89 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends: In the first quarter of 2023, we declared and paid dividends of $126 million ($0.115 per share) to shareholders of record as of October 11, 2022.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the three months ended December 1, 2022 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 1, 2022	$(538)	$(47)	$25	$—	$(560)
Other comprehensive income (loss) before reclassifications	70	(7)		(3)	60
Amount reclassified out of accumulated other comprehensive income (loss)	68	1	1	—	70
Tax effects	(30)	(13)	—	—	(43)
Other comprehensive income (loss)	108	(19)	1	(3)	87
As of December 1, 2022	$(430)	$(66)	$26	$(3)	$(473)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	December 1, 2022		September 1, 2022
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$8,902	$9,351	$5,472	$6,020

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of December 1, 2022
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,604	$59	$(182)
Cash flow commodity hedges	111	1	(10)
Fair value interest rate hedges	900	—	(101)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,042	16	(5)
		$76	$(298)

As of September 1, 2022
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$5,427	$—	$(330)
Cash flow commodity hedges	97	1	(6)
Fair value interest rate hedges	900	—	(91)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,821	7	(13)
		$8	$(440)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We recognized gains from cash flow hedges of $53 million and losses of $100 million for the first quarters of 2023 and 2022, respectively, in accumulated other comprehensive income (loss). As of December 1, 2022, we expect to reclassify $239 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

22 | 2023 Q1 10-Q

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

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2). Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. The amounts recognized for derivative instruments without hedge accounting designation were not significant for the periods presented. We do not use derivative instruments for speculative purposes.

Equity Plans

As of December 1, 2022, 51 million shares of our common stock were available for future awards under our equity plans, including 18 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Three months ended	December 1, 2022	December 2, 2021

Restricted stock award shares granted	14	10
Weighted-average grant-date fair value per share	$53.94	$70.42

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $69 million and $48 million was capitalized and remained in inventory as of December 1, 2022 and September 1, 2022, respectively.

Three months ended	December 1, 2022	December 2, 2021

Stock-based compensation expense by caption
Research and development	$53	$38
Selling, general, and administrative	37	35
Cost of goods sold	36	43
Restructure	—	(5)
	$126	$111

Stock-based compensation expense by type of award
Restricted stock awards	$109	$96
ESPP	17	14
Stock options	—	1
	$126	$111

As of December 1, 2022, $1.59 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2027, resulting in a weighted-average period of 1.5 years.

Revenue

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of December 1, 2022, our future performance obligations beyond one year were not significant.

As of December 1, 2022 and September 1, 2022, other current liabilities included $829 million and $1.26 billion for estimates of consideration payable to customers, respectively, including estimates for pricing adjustments and returns.

Revenue by Technology

Three months ended	December 1, 2022	December 2, 2021

DRAM	$2,829	$5,587
NAND	1,103	1,878
Other (primarily NOR and 3D XPoint memory)	153	222
	$4,085	$7,687

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

24 | 2023 Q1 10-Q

Other Non-Operating Income (Expense), Net

Three months ended	December 1, 2022	December 2, 2021

Gain (loss) on investments	$(9)	$10
Gain (loss) on debt repurchases	—	(83)
Other	5	(2)
	$(4)	$(75)

Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	December 1, 2022	December 2, 2021

Income (loss) before taxes	$(176)	$2,521
Income tax (provision) benefit	(8)	(219)
Effective tax rate	(4.5)%	8.7%

The change in our effective tax rate for the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to a loss before taxes in the first quarter of 2023, which eliminated substantially all of our U.S. tax on foreign operations. The geographic mix of our income, together with U.S. and foreign tax rules, results in more variability in our tax rate at lower profitability levels.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The benefit from tax incentive arrangements was not material for the first quarter of 2023. These arrangements reduced our tax provision by $290 million ($0.26 per diluted share) for the first quarter of 2022.

Earnings Per Share

Three months ended	December 1, 2022	December 2, 2021

Net income (loss) – Basic and Diluted	$(195)	$2,306

Weighted-average common shares outstanding – Basic	1,090	1,119
Dilutive effect of equity plans	—	11
Weighted-average common shares outstanding – Diluted	1,090	1,130

Earnings (loss) per share
Basic	$(0.18)	$2.06
Diluted	(0.18)	2.04

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 35 million and 3 million for the first quarters of 2023 and 2022, respectively.

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

Three months ended	December 1, 2022	December 2, 2021

Revenue
CNBU	$1,746	$3,406
MBU	655	1,907
EBU	1,000	1,220
SBU	680	1,150
All Other	4	4
	$4,085	$7,687

Operating income (loss)
CNBU	$190	$1,524
MBU	(195)	624
EBU	194	422
SBU	(257)	152
All Other	3	3
	(65)	2,725

Unallocated
Stock-based compensation	(126)	(116)
Restructure and asset impairments	(13)	(38)
Other	(5)	60
	(144)	(94)

Operating income (loss)	$(209)	$2,631

26 | 2023 Q1 10-Q

Certain Concentrations

Revenue for key market segments as an approximate percent of total revenue is presented in the table below:

Three months ended	December 1, 2022	December 2, 2021

Automotive, industrial, and consumer	25%	15%
Enterprise and cloud server	20%	20%
Client and graphics	15%	20%
SSDs and other storage	15%	15%
Mobile	15%	25%

Subsequent Events

On December 19, 2022, we reached an agreement in principle to settle an insurance claim involving an operational disruption in 2017, under which we will receive $120 million in cash, the majority of which is for business interruption and will be recognized in revenue.

On December 19, 2022, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 19, 2023, to shareholders of record as of the close of business on January 3, 2023.

On December 21, 2022, we announced a restructure plan in response to challenging industry conditions. Under the restructure plan, we expect to reduce our headcount by approximately 10% over calendar year 2023, through a combination of voluntary attrition and personnel reductions. In connection with the plan, we expect to incur charges of at least $30 million in the second quarter of fiscal 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 1, 2022. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2023 and 2022 each contain 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

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

We manufacture our products at wholly-owned facilities and also utilize subcontractors for certain manufacturing processes. Our global network of manufacturing centers of excellence not only allows us to benefit from scale while streamlining processes and operations, but it also brings together some of the world’s brightest talent to work on the most advanced memory technology. Centers of excellence bring expertise together in one location, providing an efficient support structure for end-to-end manufacturing, with quicker cycle times, in partnership with teams such as research and development (“R&D”), product engineering, human resources, procurement, and supply chain. For our locations in Singapore and Taiwan, this is also a combination of bringing fabrication and back-end manufacturing together. We make significant investments to develop proprietary product and process technology, which generally increases bit density per wafer and reduces per-bit manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

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

28 | 2023 Q1 10-Q

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

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2023		2022		2022

Revenue	$4,085	100%	$6,643	100%	$7,687	100%
Cost of goods sold	3,192	78%	4,021	61%	4,122	54%
Gross margin	893	22%	2,622	39%	3,565	46%

Research and development	849	21%	839	13%	712	9%
Selling, general, and administrative	251	6%	280	4%	259	3%
Restructure and asset impairments	13	—%	5	—%	38	—%
Other operating (income) expense, net	(11)	—%	(23)	—%	(75)	(1)%
Operating income (loss)	(209)	(5)%	1,521	23%	2,631	34%

Interest income (expense), net	37	1%	9	—%	(35)	—%
Other non-operating income (expense), net	(4)	—%	23	—%	(75)	(1)%
Income tax (provision) benefit	(8)	—%	(56)	(1)%	(219)	(3)%
Equity in net income (loss) of equity method investees	(11)	—%	(5)	—%	4	—%
Net income (loss)	$(195)	(5)%	$1,492	22%	$2,306	30%

Industry Conditions: The memory and storage industry environment deteriorated sharply in the fourth quarter of 2022 and first quarter of 2023 due to global and macroeconomic challenges combined with downward inventory adjustments by customers and weak demand in many end markets. This led to significant reductions in bit shipments and average selling prices for both DRAM and NAND as well as declines in revenue across nearly all our end markets. Given the challenging pricing environment, elevated levels of inventories for suppliers and customers, and significant supply demand mismatch, we expect industry profitability will remain challenged throughout calendar 2023. As a result of these conditions and increases in our inventory levels, we are reducing wafer starts and capital expenditures. We estimate an approximate $460 million increase to our costs of goods sold in 2023 from wafer start reductions, starting in the second quarter of 2023, with most of the impact expected in the second half of 2023.

We are also taking significant steps to reduce our costs and operating expenses. These actions include reductions in external spending, productivity programs across the business, suspension of our 2023 bonus company-wide, select product program reductions, lower discretionary spending, and cuts to 2023 executive salaries across the company. In addition, in the second quarter of 2023, we initiated a restructure plan to reduce our headcount by approximately 10% over calendar 2023, through a combination of voluntary attrition and personnel reductions. In connection with the plan, we expect to incur charges of at least $30 million in the second quarter of 2023.

Total Revenue: Total revenue for the first quarter of 2023 decreased 39% as compared to the fourth quarter of 2022 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 41% primarily due to decreases in bit shipments in the mid-20 percent range and a low-20 percent range decline in average selling prices.
•Sales of NAND products decreased 35% primarily due to a low-20 percent range decline in average selling prices and a mid-teens percent range decrease in bit shipments.

Total revenue for the first quarter of 2023 decreased 47% as compared to the first quarter of 2022 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 49% primarily due to a high-30 percent range decline in average selling prices and decreases in bit shipments in the high-teens percent range.
•Sales of NAND products decreased 41% primarily due to a mid-20 percent range decline in average selling prices and decreases in bit shipments in the low-20 percent range.
30 | 2023 Q1 10-Q

Consolidated Gross Margin: Our consolidated gross margin percentage decreased to 22% for the first quarter of 2023 from 39% for the fourth quarter of 2022, as a result of reductions in margins for both DRAM and NAND products, primarily due to declines in average selling prices. Our consolidated gross margin percentage declined to 22% for the first quarter of 2023 from 46% for the first quarter of 2022 as a result of reductions in margins for both DRAM and NAND products, primarily due to declines in average selling prices. Cost of goods sold for the first quarter of 2023 were adversely impacted by reductions in sales volumes and inflationary cost pressures.

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2023		2022		2022

CNBU	$1,746	43%	$2,931	44%	$3,406	44%
MBU	655	16%	1,511	23%	1,907	25%
EBU	1,000	24%	1,303	20%	1,220	16%
SBU	680	17%	891	13%	1,150	15%
All Other	4	—%	7	—%	4	—%
	$4,085		$6,643		$7,687
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the first quarter of 2023 as compared to the fourth quarter of 2022 were as follows:

•CNBU revenue decreased 40% primarily due to declines in DRAM average selling prices and decreases in bit shipments reflecting weakness across markets.
•MBU revenue decreased 57% primarily due to decreases in bit shipments and declines in average selling prices for both DRAM and NAND.
•EBU revenue decreased 23% primarily due to decreases in bit shipments and declines in DRAM average selling prices.
•SBU revenue decreased 24% primarily due to declines in average selling prices for NAND.

Changes in revenue for each business unit for the first quarter of 2023 as compared to the first quarter of 2022 were as follows:

•CNBU revenue decreased 49% primarily due to declines in DRAM average selling prices and decreases in bit shipments.
•MBU revenue decreased 66% primarily due to declines in average selling prices and decreases in bit shipments for both DRAM and NAND.
•EBU revenue decreased 18% primarily due to lower DRAM revenue resulting from declines in DRAM average selling prices and decreases in bit shipments.
•SBU revenue decreased 41% primarily due to declines in average selling prices and decreases in bit shipments for NAND.

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2023		2022		2022

CNBU	$190	11%	$980	33%	$1,524	45%
MBU	(195)	(30)%	308	20%	624	33%
EBU	194	19%	405	31%	422	35%
SBU	(257)	(38)%	(38)	(4)%	152	13%
All Other	3	75%	7	100%	3	75%
	$(65)		$1,662		$2,725
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the first quarter of 2023 as compared to the fourth quarter of 2022 were as follows:

•CNBU operating income decreased primarily due to declines in average selling prices and lower bit shipments.
•MBU operating income (loss) deteriorated primarily due to declines in average selling prices and lower bit shipments.
•EBU operating income decreased primarily due to lower bit shipments and declines in DRAM average selling prices.
•SBU operating loss increased primarily due to declines in average selling prices.

Changes in operating income or loss for each business unit for the first quarter of 2023 as compared to the first quarter of 2022 were as follows:

•CNBU operating income decreased primarily due to declines in average selling prices and lower bit shipments.
•MBU operating income (loss) deteriorated primarily due to declines in average selling prices and lower bit shipments.
•EBU operating income decreased primarily due to declines in average selling prices.
•SBU operating income (loss) deteriorated primarily due to declines in average selling prices and lower bit shipments.

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

R&D expenses for the first quarter of 2023 were relatively unchanged as compared to the fourth quarter of 2022. R&D expenses for the first quarter of 2023 were 19% higher as compared to the first quarter of 2022 primarily due to higher volumes of development and prequalification wafers, increases in employee compensation, and depreciation expense.

Selling, General, and Administrative: SG&A expenses for the first quarter of 2023 were 10% lower as compared to the fourth quarter of 2022 primarily due to incremental decreases across multiple expense categories. SG&A expenses for the first quarter of 2023 were relatively unchanged as compared to the first quarter of 2022.

32 | 2023 Q1 10-Q

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2023	2022	2022

Income (loss) before taxes	$(176)	$1,553	$2,521
Income tax (provision) benefit	(8)	(56)	(219)
Effective tax rate	(4.5)%	3.6%	8.7%

The changes in our effective tax rate for the first quarter of 2023 as compared to the fourth quarter of 2022 and the first quarter of 2022 were primarily due to a loss before taxes in the first quarter of 2023, which eliminated substantially all of our U.S. tax on foreign operations. The geographic mix of our income, together with U.S. and foreign tax rules, results in more variability in our tax rate at lower profitability levels.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The benefit from tax incentive arrangements was not material for the first quarter of 2023. These arrangements reduced our tax provision by $161 million ($0.15 per diluted share) for the fourth quarter of 2022 and by $290 million ($0.26 per diluted share) for the first quarter of 2022.

Other: Further information on other items can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $12.01 billion as of December 1, 2022, and $10.98 billion as of September 1, 2022. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of December 1, 2022, $1.37 billion of our cash and marketable investments was held by our foreign subsidiaries.

We are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of December 1, 2022, $2.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2023 for property, plant, and equipment, net of partner contributions, to be in the range of $7.0 billion to $7.5 billion. Actual amounts for 2023 will vary depending on market conditions. As of December 1, 2022, we had purchase obligations of approximately $3.56 billion for the acquisition of property, plant, and equipment, of which approximately $2.73 billion is expected to be paid within one year. For a description of other contractual obligations, such as debt and leases, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases” and “ – Debt.”

To support expected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”), we announced plans to invest in two leading-edge memory manufacturing fabs in the United States, contingent on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab is expected to begin in calendar 2023 with DRAM production targeted to start in calendar 2025. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing fab in Clay, New York. We plan to start site preparation work in calendar 2023 and expect construction to begin in calendar 2024, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to fulfill our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends.

On November 1, 2021, we issued $1 billion in aggregate principal amount of unsecured 2032 Green Bonds. Over time, we plan to allocate an amount equal to the net proceeds to fund eligible sustainability-focused projects involving renewable energy, green buildings, energy efficiency, water management, waste abatement, and a circular economy. Through November 1, 2022, the date of our 2022 Green Bond Report, we had allocated $676 million toward this commitment. We currently anticipate that 100% of net proceeds of the 2032 Green Bonds will be allocated and dispersed for eligible projects by November 1, 2023.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through December 1, 2022, we had repurchased an aggregate of $6.89 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On December 19, 2022, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 19, 2023, to shareholders of record as of the close of business on January 3, 2023. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	First Quarter
	2023	2022

Net cash provided by operating activities	$943	$3,938
Net cash provided by (used for) investing activities	(2,266)	(2,485)
Net cash provided by (used for) financing activities	2,632	(513)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(6)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,303	$934

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to a net loss in the current quarter adjusted for non-cash items and the effect of lower receivables, partially offset by an increase in inventories and a decline in accounts payable and accrued expenses.

Investing Activities: For the first quarter of 2023, net cash used for investing activities consisted primarily of $2.45 billion of expenditures for property, plant, and equipment, partially offset by $272 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

34 | 2023 Q1 10-Q

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

Financing Activities: For the first quarter of 2023, net cash provided by financing activities consisted primarily of $2.60 billion of proceeds from our 2025, 2026, and 2027 Term Loan A borrowings and $749 million (net of original issue discount) from the issuance of the 2029 B Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” Cash used for financing activities included $425 million for the acquisition of 8.6 million shares of our common stock under our share repurchase authorization, $126 million of cash payments of dividends to shareholders, and $47 million of payments on equipment purchase contracts.

For the first quarter of 2022, net cash used for financing activities included $1.95 billion of repayments of debt primarily to redeem the 2023 Notes and 2024 Notes, $259 million for the acquisition of 3.6 million shares of our common stock under our share repurchase authorization, $112 million of cash payments of dividends to shareholders, $102 million used for stock repurchases related to tax withholdings for employee equity awards, and $78 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended September 1, 2022. There have been no changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended September 1, 2022.

Recently Adopted Accounting Standards

No material items.

Recently Issued Accounting Standards

No material items.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to our indebtedness. As of December 1, 2022 and September 1, 2022, we had fixed-rate debt with an aggregate carrying value of $4.77 billion and $4.03 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. In the first quarter of 2023, we issued $750 million principal amount of new fixed-rate debt. We estimate that, as of December 1, 2022 and September 1, 2022, a hypothetical 1% decrease in market interest rates would increase the fair value of our fixed-rate debt by approximately $325 million and $275 million, respectively.

As of December 1, 2022 and September 1, 2022, we had floating-rate debt as well as fixed-rate debt that is swapped to floating-rate debt with an aggregate principal amount of $4.69 billion and $2.09 billion, respectively. In the first quarter of 2023, we borrowed $2.60 billion principal amount of new floating-rate debt. We estimate that, as of December 1, 2022 and September 1, 2022 a hypothetical 1% increase in the interest rates of this floating-rate debt would result in an increase in annual interest expense of approximately $47 million and $21 million, respectively.

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 1, 2022.

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

During the first quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 1, 2022 and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

36 | 2023 Q1 10-Q

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
•the effects of the COVID-19 pandemic;
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
•acquisitions and/or alliances;
•restructure charges;
•responsible sourcing requirements and related regulations; and
•ESG considerations.

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

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. For DRAM, annual percentage changes in average selling prices have ranged from approximately plus 35% to minus 35% since 2017. For NAND, annual percentage changes in average selling prices have ranged from nearly flat to approximately minus 50% since 2017. In some prior periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Average selling prices for our products that decline faster than our costs could have a material adverse effect on our business, results of operations, or financial condition.

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
38 | 2023 Q1 10-Q

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Intel Corporation; Kioxia Holdings Corporation; Samsung Electronics Co., Ltd.; SK hynix Inc.; and Western Digital Corporation. Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may have greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio.

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

Downturns in the worldwide economy, due to inflation, geopolitics, major central bank policy actions including interest rate increases, public health crises, or other factors, have harmed our business in the past and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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

40 | 2023 Q1 10-Q

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
42 | 2023 Q1 10-Q

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

The ongoing effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19’s impact on our business, results of operations, and financial condition are uncertain and difficult to predict, but may include, and in some cases, have included and may continue to include:

•Disruptions to our supply chain and our operations, or those of our suppliers, especially as a result of public health measures;
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
•Reductions in, or cessation of, operations at one or more of our sites or those of our subcontractors or suppliers, resulting from government restrictions and/or our own measures to prevent and/or mitigate the spread of COVID-19; and
•Adverse impacts to our construction projects, which could hamper our ability to introduce new technologies, reduce costs, or meet customer demand.

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

44 | 2023 Q1 10-Q

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
•ability to realize expected grants, investment tax credits, and other government incentives, including through the CHIPS Act and foreign, state, and local grants;
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
46 | 2023 Q1 10-Q

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

In the second quarter of 2023, we initiated a restructure plan in response to current market conditions. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Subsequent Events.” In addition, we may in the future, enter into other restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions.

We may not realize expected savings or other benefits from our current or future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

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

48 | 2023 Q1 10-Q

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

50 | 2023 Q1 10-Q

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

52 | 2023 Q1 10-Q

Risks Related to Capitalization and Financial Markets

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, pay our dividend, and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2023 for property, plant, and equipment, net of partner contributions, will be in the range of $7.0 billion to $7.5 billion.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of December 1, 2022, we had debt with a carrying value of $10.27 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

54 | 2023 Q1 10-Q

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

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

September 2, 2022	—	October 6, 2022	8,577,145	$49.58	8,577,145
October 7, 2022	–	November 3, 2022	—	—	—
November 4, 2022	–	December 1, 2022	—	—	—
			8,577,145	$49.58	8,577,145	$3,106
Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

56 | 2023 Q1 10-Q

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.1	Fifth Supplemental Indenture, dated as of October 31, 2022, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	10/31/22	4.2	10/31/22
4.2	Form of Note for Micron Technology, Inc.’s 6.750% Senior Notes due 2029 (included in Exhibit 4.1)		8-K	10/31/22	4.3	10/31/22
10.1*	Amended and Restated 2004 Equity Incentive Plan	X
10.2*	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions	X
10.3*	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions	X
10.4
Term Loan Credit Agreement, dated as of November 3, 2022, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto
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

Micron Technology, Inc.
(Registrant)

Date:	December 22, 2022	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

58 | 2023 Q1 10-Q