Form 10-Q
period 2023-03-02
MICRON TECHNOLOGY INC
filed 2023-03-29
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2023
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
The number of outstanding shares of the registrant’s common stock as of March 23, 2023 was 1,094,394,354.

2 | 2023 Q2 10-Q

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due April 2023, repaid November 2021	DDR	Double data rate DRAM
2024 Notes	4.640% Senior Notes due February 2024, repaid November 2021	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2024 Term Loan A	Senior Term Loan A due October 2024	ESG	Environmental, social, and governance
2025 Term Loan A	Senior Term Loan A due November 2025	EUV	Extreme ultraviolet lithography
2026 Term Loan A	Senior Term Loan A due November 2026	GDDR	Graphics double data rate
2027 Term Loan A	Senior Term Loan A due November 2027	HBM	High-bandwidth memory, a stacked DRAM technology optimized for memory-bandwidth intensive applications
2026 Notes	4.975% Senior Notes due February 2026	Inotera	Inotera Memories, Inc.
2027 Notes	4.185% Senior Notes due February 2027	LIBOR	London Interbank Offered Rate
2029 A Notes	5.327% Senior Notes due February 2029	LPDRAM	Low-power DRAM
2029 B Notes	6.750% Senior Notes due November 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2030 Notes	4.663% Senior Notes due February 2030	Micron	Micron Technology, Inc. (Parent Company)
2032 Green Bonds	2.703% Senior Notes due April 2032	Qimonda	Qimonda AG
2033 Notes	5.875% Senior Notes due February 2033	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2041 Notes	3.366% Senior Notes due November 2041	SOFR	Secured Overnight Financing Rate
2051 Notes	3.477% Senior Notes due November 2051	SSD	Solid state drive

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

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding restructure plans and expected related savings and charges; market conditions and profitability in our industry; potential write-downs of inventories in future quarters; reductions in our wafer starts and the corresponding impact on our costs in 2023; the timing for construction and ramping of production for new memory manufacturing fabs in the United States; the receipt of government grants and investment tax credits; the sufficiency of our cash and investments; capital spending in 2023; funding of sustainability-focused projects; and allocation and dispersal of the net proceeds of our 2032 Green Bonds. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”
4 | 2023 Q2 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Revenue	$3,693	$7,786	$7,778	$15,473
Cost of goods sold	4,899	4,110	8,091	8,232
Gross margin	(1,206)	3,676	(313)	7,241

Research and development	788	792	1,637	1,504
Selling, general, and administrative	231	263	482	522
Restructure and asset impairments	86	5	99	43
Other operating (income) expense, net	(8)	70	(19)	(5)
Operating income (loss)	(2,303)	2,546	(2,512)	5,177

Interest income	119	12	207	22
Interest expense	(89)	(55)	(140)	(100)
Other non-operating income (expense), net	2	6	(2)	(69)
	(2,271)	2,509	(2,447)	5,030

Income tax (provision) benefit	(54)	(255)	(62)	(474)
Equity in net income (loss) of equity method investees	13	9	2	13
Net income (loss)	$(2,312)	$2,263	$(2,507)	$4,569

Earnings (loss) per share
Basic	$(2.12)	$2.02	$(2.30)	$4.08
Diluted	(2.12)	2.00	(2.30)	4.04

Number of shares used in per share calculations
Basic	1,091	1,119	1,091	1,119
Diluted	1,091	1,130	1,091	1,130

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Net income (loss)	$(2,312)	$2,263	$(2,507)	$4,569

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	92	(34)	200	(120)
Gains (losses) on investments	7	(13)	(12)	(20)
Foreign currency translation adjustments	1	1	(2)	1
Pension liability adjustments	—	(1)	1	(1)
Other comprehensive income (loss)	100	(47)	187	(140)
Total comprehensive income (loss)	$(2,212)	$2,216	$(2,320)	$4,429

See accompanying notes to consolidated financial statements.
6 | 2023 Q2 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	March 2, 2023	September 1, 2022

Assets
Cash and equivalents	$9,798	$8,262
Short-term investments	1,020	1,069
Receivables	2,278	5,130
Inventories	8,129	6,663
Other current assets	673	657
Total current assets	21,898	21,781
Long-term marketable investments	1,212	1,647
Property, plant, and equipment	39,085	38,549
Operating lease right-of-use assets	673	678
Intangible assets	410	421
Deferred tax assets	697	702
Goodwill	1,228	1,228
Other noncurrent assets	1,317	1,277
Total assets	$66,520	$66,283

Liabilities and equity
Accounts payable and accrued expenses	$4,310	$6,090
Current debt	237	103
Other current liabilities	708	1,346
Total current liabilities	5,255	7,539
Long-term debt	12,037	6,803
Noncurrent operating lease liabilities	610	610
Noncurrent unearned government incentives	529	589
Other noncurrent liabilities	832	835
Total liabilities	19,263	16,376

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,235 shares issued and 1,094 outstanding (1,226 shares issued and 1,094 outstanding as of September 1, 2022)	123	123
Additional capital	10,633	10,197
Retained earnings	44,426	47,274
Treasury stock, 141 shares held (132 shares as of September 1, 2022)	(7,552)	(7,127)
Accumulated other comprehensive income (loss)	(373)	(560)
Total equity	47,257	49,907
Total liabilities and equity	$66,520	$66,283

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 1, 2022	1,226	$123	$10,197	$47,274	$(7,127)	$(560)	$49,907
Net income (loss)	—	—	—	(195)	—	—	(195)
Other comprehensive income (loss), net	—	—	—	—	—	87	87
Stock issued under stock plans	8	—	7	—	—	—	7
Stock-based compensation expense	—	—	146	—	—	—	146
Repurchase of stock - repurchase program	—	—	—	—	(425)	—	(425)
Repurchase of stock - withholdings on employee equity awards	(2)	—	(15)	(80)	—	—	(95)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(126)	—	—	(126)
Balance at December 1, 2022	1,232	$123	$10,335	$46,873	$(7,552)	$(473)	$49,306
Net income (loss)	—	—	—	(2,312)	—	—	(2,312)
Other comprehensive income (loss), net	—	—	—	—	—	100	100
Stock issued under stock plans	3	—	142	—	—	—	142
Stock-based compensation expense	—	—	157	—	—	—	157
Repurchase of stock - withholdings on employee equity awards	—	—	(1)	(7)	—	—	(8)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(128)	—	—	(128)
Balance at March 2, 2023	1,235	$123	$10,633	$44,426	$(7,552)	$(373)	$47,257

See accompanying notes to consolidated financial statements.

8 | 2023 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income (loss)	—	—	—	2,306	—	—	2,306
Other comprehensive income (loss), net	—	—	—	—	—	(93)	(93)
Stock issued under stock plans	5	—	5	—	—	—	5
Stock-based compensation expense	—	—	118	—	—	—	118
Repurchase of stock - repurchase program	—	—	—	—	(259)	—	(259)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(12)	(90)	—	—	(102)
Balance at December 2, 2021	1,220	$122	$9,564	$41,267	$(4,954)	$(91)	$45,908
Net income (loss)	—	—	—	2,263	—	—	2,263
Other comprehensive income (loss), net	—	—	—	—	—	(47)	(47)
Stock issued under stock plans	4	—	124	—	—	—	124
Stock-based compensation expense	—	—	129	—	—	—	129
Repurchase of stock - repurchase program	—	—	—	—	(408)	—	(408)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(1)	(10)	—	—	(11)
Dividends and dividend equivalents declared ($0.10 per share)	—	—	—	(113)	—	—	(113)
Balance at March 3, 2022	1,223	$122	$9,816	$43,407	$(5,362)	$(138)	$47,845

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six months ended	March 2, 2023	March 3, 2022

Cash flows from operating activities
Net income (loss)	$(2,507)	$4,569
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	3,863	3,413
Provision to write-down inventories to net realizable value	1,430	—
Stock-based compensation	303	247
(Gain) loss on debt repurchases	—	83
Change in operating assets and liabilities:
Receivables	2,910	(44)
Inventories	(2,896)	(900)
Accounts payable and accrued expenses	(1,795)	107
Other	(22)	91
Net cash provided by operating activities	1,286	7,566

Cash flows from investing activities
Expenditures for property, plant, and equipment	(4,654)	(5,876)
Purchases of available-for-sale securities	(293)	(922)
Proceeds from maturities of available-for-sale securities	765	631
Proceeds from government incentives	64	66
Proceeds from sales of available-for-sale securities	8	172
Proceeds from sale of Lehi, Utah fab	—	893
Other	(71)	(140)
Net cash provided by (used for) investing activities	(4,181)	(5,176)

Cash flows from financing activities
Proceeds from issuance of debt	5,221	2,000
Repurchases of common stock - repurchase program	(425)	(667)
Payments of dividends to shareholders	(252)	(224)
Payments on equipment purchase contracts	(76)	(105)
Repayments of debt	(53)	(1,981)
Other	19	(2)
Net cash provided by (used for) financing activities	4,434	(979)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	9	(16)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,548	1,395
Cash, cash equivalents, and restricted cash at beginning of period	8,339	7,829
Cash, cash equivalents, and restricted cash at end of period	$9,887	$9,224

See accompanying notes to consolidated financial statements.
10 | 2023 Q2 10-Q

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

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	March 2, 2023				September 1, 2022
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,222	$—	$—	$6,222	$6,055	$—	$—	$6,055
Level 1(2)
Money market funds	1,893	—	—	1,893	1,196	—	—	1,196
Level 2(3)
Certificates of deposit	1,654	61	—	1,715	976	50	—	1,026
Corporate bonds	10	761	700	1,471	—	759	995	1,754
Asset-backed securities	—	13	475	488	—	20	608	628
Government securities	10	101	37	148	2	155	44	201
Commercial paper	9	84	—	93	33	85	—	118
	9,798	$1,020	$1,212	$12,030	8,262	$1,069	$1,647	$10,978
Restricted cash(4)	89				77
Cash, cash equivalents, and restricted cash	$9,887				$8,339
(1)The maturities of long-term marketable securities primarily range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of March 2, 2023 or September 1, 2022.
(4)Restricted cash is included in other current assets and other noncurrent assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions or which will be returned if performance conditions are not met.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $218 million and $222 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of March 2, 2023 and September 1, 2022, respectively.

12 | 2023 Q2 10-Q

Receivables

As of	March 2, 2023	September 1, 2022

Trade receivables	$1,891	$4,765
Income and other taxes	215	251
Other	172	114
	$2,278	$5,130

Inventories

As of	March 2, 2023	September 1, 2022

Finished goods	$1,631	$1,028
Work in process	5,653	4,830
Raw materials and supplies	845	805
	$8,129	$6,663

In the second quarter of 2023, we recorded a charge of $1.43 billion to cost of goods sold to write down the carrying value of work in process and finished goods inventories to their estimated net realizable values.

Property, Plant, and Equipment

As of	March 2, 2023	September 1, 2022

Land	$279	$280
Buildings	17,401	16,676
Equipment(1)	64,279	61,354
Construction in progress(2)	2,093	1,897
Software	1,247	1,124
	85,299	81,331
Accumulated depreciation	(46,214)	(42,782)
	$39,085	$38,549
(1)Includes costs related to equipment not placed into service of $3.43 billion as of March 2, 2023 and $3.35 billion as of September 1, 2022.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets

	March 2, 2023			September 1, 2022
As of	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$740	$(330)	$410	$742	$(321)	$421

In the first six months of 2023 and 2022, we capitalized $51 million and $105 million, respectively, for product and process technology with weighted-average useful lives of 10 years, and 7 years, respectively. Amortization expense was $45 million and $40 million for the first six months of 2023 and 2022, respectively. Expected amortization expense is $42 million for the remainder of 2023, $73 million for 2024, $52 million for 2025, $46 million for 2026, and $40 million for 2027.

Leases

The components of lease cost are presented below:

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Finance lease cost
Amortization of right-of-use assets	$25	$27	$49	$52
Interest on lease liabilities	6	6	12	12
Operating lease cost(1)	31	30	67	59
	$62	$63	$128	$123
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Six months ended	March 2, 2023	March 3, 2022

Cash flows used for operating activities
Finance leases	$11	$11
Operating leases	60	56
Cash flows used for financing activities – Finance leases	53	52
Noncash acquisitions of right-of-use assets
Finance leases	225	304
Operating leases	35	68

14 | 2023 Q2 10-Q

Supplemental balance sheet information related to leases was as follows:

As of	March 2, 2023	September 1, 2022

Finance lease right-of-use assets (included in property, plant, and equipment)	$1,084	$904
Current operating lease liabilities (included in accounts payable and accrued expenses)	60	60

Weighted-average remaining lease term (in years)
Finance leases	10	12
Operating leases	11	12
Weighted-average discount rate
Finance leases	2.40%	2.65%
Operating leases	3.06%	2.90%

As of March 2, 2023, maturities of lease liabilities by fiscal year were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2023	$78	$13
2024	152	73
2025	138	73
2026	129	72
2027	126	72
2028 and thereafter	619	524
Less imputed interest	(171)	(156)
	$1,071	$671

The table above excludes obligations for leases that have been executed but have not yet commenced. As of March 2, 2023, excluded obligations consisted of $195 million of estimated finance lease payments over a weighted-average period of 11 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	March 2, 2023	September 1, 2022

Accounts payable	$1,689	$2,142
Property, plant, and equipment	1,712	2,170
Salaries, wages, and benefits	320	877
Income and other taxes	241	420
Other	348	481
	$4,310	$6,090

Debt

	March 2, 2023					September 1, 2022
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	5.340%	5.38%	$—	$1,187	$1,187	$—	$1,187	$1,187
2025 Term Loan A	5.968%	6.10%	—	1,050	1,050	—	—	—
2026 Term Loan A	6.093%	6.23%	49	946	995	—	—	—
2027 Term Loan A	6.218%	6.36%	57	1,092	1,149	—	—	—
2026 Notes	4.975%	5.07%	—	499	499	—	498	498
2027 Notes(1)	4.185%	4.27%	—	783	783	—	806	806
2029 A Notes	5.327%	5.40%	—	697	697	—	697	697
2029 B Notes	6.750%	6.54%	—	1,264	1,264	—	—	—
2030 Notes	4.663%	4.73%	—	846	846	—	846	846
2032 Green Bonds	2.703%	2.77%	—	995	995	—	994	994
2033 Notes	5.875%	5.96%	—	745	745	—	—	—
2041 Notes	3.366%	3.41%	—	497	497	—	496	496
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
Finance lease obligations	N/A	2.40%	131	940	1,071	103	783	886
			$237	$12,037	$12,274	$103	$6,803	$6,906
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

Debt Activity

The table below presents the effects of debt financing activities in the first six months of 2023.

	Increase in Principal	Increase in Carrying Value	Increase in Cash

2025 Term Loan A	$1,052	$1,050	$1,050
2026 Term Loan A	996	994	994
2027 Term Loan A	1,152	1,149	1,149
2029 B Notes	1,250	1,264	1,264
2033 Notes	750	745	745
	$5,200	$5,202	$5,202

Term Loan Agreements

On November 3, 2022, we entered into a term loan agreement consisting of three tranches and borrowed $2.60 billion in aggregate principal amount, including $927 million due November 3, 2025; $746 million due November 3, 2026; and $927 million due November 3, 2027 (the “Term Loan Agreement”). We incurred aggregate fees of $6 million in connection with these borrowings.

On January 5, 2023, we amended the Term Loan Agreement and borrowed an additional $600 million in aggregate principal amount, including $125 million due November 3, 2025, $250 million due November 3, 2026, and $225 million due November 3, 2027. The additional borrowings have terms that are identical to, and will be treated as a single class with, the three original tranches.

16 | 2023 Q2 10-Q

The 2026 Term Loan A and 2027 Term Loan A each require equal quarterly installment payments in an amount equal to 1.25% of the original principal amount. The 2025 Term Loan A does not require quarterly installment payments. Borrowings under the Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 1.00% to 2.00%, varying by tranche and depending on our corporate credit ratings. The Term Loan Agreement requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, except as described below.

On March 27, 2023, we further amended the Term Loan Agreement to provide that in lieu of the foregoing leverage ratio, during the fourth quarter of 2023 and each quarter of 2024, we will be required to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, or alternatively, for up to three of such five quarters, we may elect to comply with a requirement of minimum liquidity, as defined in the Term Loan Agreement, of not less than $5.0 billion. Each of the leverage ratio and net leverage ratio maximums, as applicable, is subject to a temporary four quarter increase in such ratio to 3.75 to 1.00 following certain material acquisitions. Our obligations under the Term Loan Agreement are unsecured.

On March 27, 2023, we also amended the agreement governing the 2024 Term Loan A to align the leverage ratio covenant with the corresponding covenant in the Term Loan Agreement described above.

2029 B Notes and 2033 Notes

On October 31, 2022, we issued $750 million principal amount of senior unsecured 2029 B Notes in a public offering. The 2029 B Notes bear interest at a rate of 6.750% per year and will mature on November 1, 2029. Issuance costs and debt discount for these notes were $6 million.

On February 9, 2023, we issued an additional $500 million principal amount of 2029 B Notes at a $22 million premium. The additional notes have terms that are identical to the terms of the original 2029 B Notes other than the original offering price. Also on February 9, 2023, we issued $750 million principal amount of senior unsecured 2033 Notes. The 2033 Notes bear interest at a rate of 5.875% per year and will mature on February 9, 2033. Aggregate issuance costs for the February 9, 2023 offerings were $7 million.

We may redeem the 2029 B Notes and the 2033 Notes (the “Notes”), in whole or in part, at our option prior to their maturity dates at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus accrued interest in each case. We may also redeem the Notes, in whole or in part, at a price equal to par either two or three months prior to maturity in accordance with the terms of the Notes.

The Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing such notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indenture governing the Notes, we will be required to offer to purchase such notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Revolving Credit Facility

As of March 2, 2023, $2.50 billion was available to us under the Revolving Credit Facility and no amounts were outstanding. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid any time without penalty. Any amounts drawn under the Revolving Credit Facility would generally bear interest at a rate equal to LIBOR plus 1.00% to 1.75%, depending on our corporate credit ratings. The credit facility agreement provides for a transition to SOFR or other alternate benchmark rate upon the retirement of LIBOR in 2023.

On March 27, 2023, we amended the agreement governing the Revolving Credit Facility to align the leverage ratio covenant with the corresponding covenants in the Term Loan Agreement and 2024 Term Loan A described above.

Maturities of Notes Payable

As of March 2, 2023, maturities of notes payable by fiscal year were as follows:

Remainder of 2023	$54
2024	107
2025	1,295
2026	1,659
2027	1,780
2028 and thereafter	6,443
Unamortized issuance costs, discounts, and premium, net	(21)
Hedge accounting fair value adjustment	(114)
$11,203

Commitments

In the second quarter of 2023, we entered into an 18-year power purchase agreement in Singapore to purchase up to 450 megawatts of power at variable prices. This contract, which begins in the fourth quarter of 2023, is expected to supply the majority of our power consumption needs in Singapore with more favorable pricing than our existing supply arrangements.

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

18 | 2023 Q2 10-Q

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas. The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor Germany, GmbH in Dusseldorf Regional Court alleging that two German patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees.

On May 10, 2021, Vervain, LLC filed a patent infringement action against Micron, MSP, and MTEC in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by certain SSD products. The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

Between April 27, 2022 and October 18, 2022, Bell Semiconductor, LLC (“Bell”) filed four patent infringement complaints against Micron in the U.S. District Court for the District of Idaho. These complaints allege that a total of six U.S. patents are infringed by certain SSDs, a process for designing a NAND flash device included in certain SSDs, and an SSD controller. On September 30, 2022, Bell filed a complaint against Micron in the U.S. District Court for the District of Delaware alleging that six U.S. patents are infringed by certain SSD, GDDR5, GDDR6, GDDR6X, and DDR3 SDRAM products. Each of Bell’s complaints in the District Courts sought damages, injunctive relief, attorneys’ fees, and costs. On October 6, 2022, Bell filed a complaint with the ITC alleging violations of Section 337 of the Tariff Act of 1930 based on alleged importation of certain SSDs that infringe two U.S. patents also asserted by Bell in two of the lawsuits pending in the District of Idaho. The complaint requested institution of an investigation, which was granted on November 8, 2022, and, after the investigation, issuance of a limited exclusion order and cease and desist orders prohibiting Micron from importing, selling, offering for sale, or marketing the accused products in the United States. Pursuant to a December 31, 2022 agreement, all of Bell’s complaints against Micron have been dismissed, and the ITC investigation was dismissed as to Micron.

On August 16, 2022, Sonrai Memory Ltd. filed a patent infringement action against Micron in the U.S. District Court for the Western District of Texas. The complaint alleges that two U.S. patents are infringed by certain SSD and NAND flash products. The complaint seeks damages, attorneys’ fees, and costs.

On January 23, 2023, Besang Inc. filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas. The complaint alleges that one U.S. patent is infringed by certain of our 3D NAND and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

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

20 | 2023 Q2 10-Q

Securities Matters

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

Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. No shares were repurchased in the second quarter of 2023. In the first quarter of 2023, we repurchased 8.6 million shares of our common stock for $425 million. Through March 2, 2023, we had repurchased an aggregate of $6.89 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends: We declared and paid dividends of $126 million ($0.115 per share) in each of the second and first quarters of 2023.

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the six months ended March 2, 2023 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 1, 2022	$(538)	$(47)	$25	$—	$(560)
Other comprehensive income (loss) before reclassifications	132	—	—	(2)	130
Amount reclassified out of accumulated other comprehensive income (loss)	122	1	1	—	124
Tax effects	(54)	(13)	—	—	(67)
Other comprehensive income (loss)	200	(12)	1	(2)	187
As of March 2, 2023	$(338)	$(59)	$26	$(2)	$(373)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	March 2, 2023		September 1, 2022
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$10,577	$11,203	$5,472	$6,020

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

22 | 2023 Q2 10-Q

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of March 2, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,116	$60	$(116)
Cash flow commodity hedges	102	2	(6)
Fair value interest rate hedges	900	—	(115)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,454	4	(8)
		$66	$(245)

As of September 1, 2022
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$5,427	$—	$(330)
Cash flow commodity hedges	97	1	(6)
Fair value interest rate hedges	900	—	(91)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,821	7	(13)
		$8	$(440)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We recognized gains from cash flow hedges of $75 million and $128 million for the second quarter and first six months of 2023, respectively, and losses of $70 million and $170 million for the second quarter and first six months of 2022, respectively, in accumulated other comprehensive income (loss). We reclassified losses of $54 million and $122 million for the second quarter and first six months of 2023, respectively, from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold. The reclassifications for the second quarter and first six months of 2022 were not significant. As of March 2, 2023, we expect to reclassify $220 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

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

Equity Plans

As of March 2, 2023, 50 million shares of our common stock were available for future awards under our equity plans, including 16 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Six months ended	March 2, 2023	March 3, 2022

Restricted stock award shares granted	14	10
Weighted-average grant-date fair value per share	$54.00	$71.31

Employee Stock Purchase Plan (“ESPP”)

For each six-month ESPP offering period that ended in the second quarter of 2023 and 2022, employees purchased 3 million and 2 million shares, respectively, at a per share price of $52.45 and $65.94, respectively.

24 | 2023 Q2 10-Q

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $92 million and $48 million was capitalized and remained in inventory as of March 2, 2023 and September 1, 2022, respectively.

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Stock-based compensation expense by caption
Research and development	$59	$45	$112	$83
Cost of goods sold	40	45	76	88
Selling, general, and administrative	36	30	73	65
Restructure	(2)	—	(2)	(5)
	$133	$120	$259	$231

Stock-based compensation expense by type of award
Restricted stock awards	$116	$104	$225	$200
ESPP	17	16	34	30
Stock options	—	—	—	1
	$133	$120	$259	$231

As of March 2, 2023, $1.43 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2027, resulting in a weighted-average period of 1.4 years.

Revenue

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of March 2, 2023, our future performance obligations beyond one year were not significant.

As of March 2, 2023 and September 1, 2022, other current liabilities included $605 million and $1.26 billion, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

In the second quarter of 2023, we received $120 million in cash as settlement of an insurance claim involving an operational disruption in 2017, of which $114 million was for business interruption and recognized in revenue.

Revenue by Technology

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

DRAM	$2,722	$5,719	$5,551	$11,306
NAND	885	1,957	1,988	3,835
Other (primarily NOR)	86	110	239	332
	$3,693	$7,786	$7,778	$15,473

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Restructure and Asset Impairments

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Employee severance	$80	$—	$93	$—
Asset impairments and other asset-related costs	8	5	8	59
Other	(2)	—	(2)	(16)
Restructure and asset impairments	$86	$5	$99	$43

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the 2023 Restructure Plan, we expect our headcount reduction to approach 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. In connection with the plan, we incurred restructure charges of $86 million and $99 million in the second quarter and first six months of 2023 respectively, primarily related to employee severance costs. As of March 2, 2023, total costs expected to be incurred under the 2023 Restructure Plan were approximately $160 million. We expect the plan to be substantially completed by the end of the third quarter of 2023.

Changes in our restructure liability (included in accounts payable and accrued expenses) for the six months ended March 2, 2023 were as follows:

Employee Severance

Restructure liability as of September 1, 2022	$—
Costs incurred and charged to expense	93
Costs paid or otherwise settled	(37)
Restructure liability as of March 2, 2023	$56

26 | 2023 Q2 10-Q

Other Non-Operating Income (Expense), Net

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Gain (loss) on investments	$(2)	$3	$(11)	$13
Gain (loss) on debt repurchases	—	—	—	(83)
Other	4	3	9	1
	$2	$6	$(2)	$(69)

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Income (loss) before taxes	$(2,271)	$2,509	$(2,447)	$5,030
Income tax (provision) benefit	(54)	(255)	(62)	(474)
Effective tax rate	(2.4)%	10.2%	(2.5)%	9.4%

The changes in our effective tax rate for the second quarter and first six months of 2023 as compared to the corresponding periods of 2022 were primarily due to pre-tax losses incurred in the first six months of 2023. Despite a consolidated pre-tax loss on a worldwide basis, we have taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of a loss before taxes and geographic mix of income, the benefit from tax incentive arrangements was not material for the second quarter and first six months of 2023. These arrangements reduced our tax provision by $304 million ($0.27 per diluted share) and $594 million ($0.53 per diluted share) for the second quarter and first six months of 2022, respectively.

Earnings Per Share

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Net income (loss) – Basic and Diluted	$(2,312)	$2,263	$(2,507)	$4,569

Weighted-average common shares outstanding – Basic	1,091	1,119	1,091	1,119
Dilutive effect of equity plans	—	11	—	11
Weighted-average common shares outstanding – Diluted	1,091	1,130	1,091	1,130

Earnings (loss) per share
Basic	$(2.12)	$2.02	$(2.30)	$4.08
Diluted	(2.12)	2.00	(2.30)	4.04

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 33 million and 34 million for the second quarter and first six months of 2023, respectively, and were 2 million for the second quarter and first six months of 2022.

28 | 2023 Q2 10-Q

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
Storage Business Unit (“SBU”): Includes SSDs and component-level solutions sold into enterprise and cloud, client, and consumer storage markets.

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

	Quarter ended		Six months ended
	March 2, 2023	March 3, 2022	March 2, 2023	March 3, 2022

Revenue
CNBU	$1,375	$3,461	$3,121	$6,867
MBU	945	1,875	1,600	3,782
EBU	865	1,277	1,865	2,497
SBU	507	1,171	1,187	2,321
All Other	1	2	5	6
	$3,693	$7,786	$7,778	$15,473

Operating income (loss)
CNBU	$(35)	$1,562	$155	$3,086
MBU	(344)	588	(539)	1,212
EBU	88	421	282	843
SBU	(357)	178	(614)	330
All Other	1	1	4	4
	(647)	2,750	(712)	5,475

Unallocated
Provision to write-down inventories to net realizable value	(1,430)	—	(1,430)	—
Stock-based compensation	(136)	(119)	(262)	(235)
Restructure and asset impairments	(86)	(5)	(99)	(43)
Other	(4)	(80)	(9)	(20)
	(1,656)	(204)	(1,800)	(298)

Operating income (loss)	$(2,303)	$2,546	$(2,512)	$5,177

Certain Concentrations

Revenue for key market segments as an approximate percent of total revenue is presented in the table below:

Six months ended	March 2, 2023	March 3, 2022

Automotive, industrial, and consumer	25%	15%
Enterprise and cloud server	20%	20%
Client and graphics	20%	20%
Mobile	20%	25%
SSDs and other storage	15%	15%

Subsequent Events

On March 10, 2023, we reached an agreement in principle to settle an insurance claim involving a power disruption in 2022, under which we expect to receive approximately $110 million in cash, of which approximately $70 million is for business interruption and will be recognized in revenue.

On March 27, 2023, we entered into amendments to the Term Loan Agreement and the agreements governing the Revolving Credit Facility and the 2024 Term Loan A to revise the leverage ratio covenant in each such agreement, as further described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

On March 28, 2023, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on April 25, 2023, to shareholders of record as of the close of business on April 10, 2023.
30 | 2023 Q2 10-Q

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

Industry Conditions

The memory and storage industry environment deteriorated sharply in the fourth quarter of 2022 through the first six months of 2023 due to reduced demand resulting from customer adjustments to lower elevated inventory levels and weak demand in many end markets combined with global and macroeconomic challenges. This led to significant reductions in average selling prices and bit shipments for both DRAM and NAND, as well as declines in revenue across all of our business segments and nearly all our end markets. Due to the challenging pricing environment, we recognized a $1.43 billion charge to write down inventories to their estimated net realizable value in the second quarter of 2023 and we project approximately $500 million of additional write-downs in the third quarter. These projected write-downs, which relate to inventories to be produced in the third quarter, may change significantly. Small changes to price expectations beyond the third quarter could have a substantial positive or negative impact on our expected third quarter inventory write-downs. Further write-downs of inventories in future quarters could occur if the challenging pricing environment persists. Given the challenging pricing environment, elevated levels of inventories for suppliers and customers, and significant supply-demand mismatch, we expect industry profitability will remain challenged throughout calendar 2023.

As a result of these conditions and increases in our inventory levels, we have reduced wafer starts and capital expenditures. We recognized $27 million of period costs from underutilization in the second quarter of 2023 due to wafer start reductions. We estimate approximately $300 million of period costs from underutilization due to wafer start reductions in the second half of 2023. We are also taking significant steps to reduce our costs and operating expenses. These actions include the 2023 Restructure Plan discussed below and additional reductions in external spending, including implementing productivity programs across the business, suspension of our 2023 bonus company-wide, reductions in select product programs, lower discretionary spending, and cuts to 2023 executive salaries across the company.

2023 Restructure Plan

We initiated the 2023 Restructure Plan in response to challenging industry conditions. Under the plan, we expect our headcount reduction to approach 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. In connection with the plan, we incurred restructure charges of $86 million and $99 million in the second quarter and first six months of 2023, respectively. We expect to incur additional charges of approximately $60 million in the second half of 2023. As of March 2, 2023, we expect to make future cash payments of approximately $120 million in connection with the plan, substantially all of which will be paid in 2023. We expect the plan to be substantially completed by the end of the third quarter of 2023. As a result of the 2023 Restructure Plan, we expect to realize cost savings of approximately $130 million per quarter (approximately 60% in cost of goods sold, 30% in R&D, and 10% in SG&A) starting in the fourth quarter of 2023. Further information on restructure activities can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.”
32 | 2023 Q2 10-Q

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2023		2023		2022		2023		2022

Revenue	$3,693	100%	$4,085	100%	$7,786	100%	$7,778	100%	$15,473	100%
Cost of goods sold	4,899	133%	3,192	78%	4,110	53%	8,091	104%	8,232	53%
Gross margin	(1,206)	(33)%	893	22%	3,676	47%	(313)	(4)%	7,241	47%

Research and development	788	21%	849	21%	792	10%	1,637	21%	1,504	10%
Selling, general, and administrative	231	6%	251	6%	263	3%	482	6%	522	3%
Restructure and asset impairments	86	2%	13	—%	5	—%	99	1%	43	—%
Other operating (income) expense, net	(8)	—%	(11)	—%	70	1%	(19)	—%	(5)	—%
Operating income (loss)	(2,303)	(62)%	(209)	(5)%	2,546	33%	(2,512)	(32)%	5,177	33%

Interest income (expense), net	30	1%	37	1%	(43)	(1)%	67	1%	(78)	(1)%
Other non-operating income (expense), net	2	—%	(4)	—%	6	—%	(2)	—%	(69)	—%
Income tax (provision) benefit	(54)	(1)%	(8)	—%	(255)	(3)%	(62)	(1)%	(474)	(3)%
Equity in net income (loss) of equity method investees	13	—%	(11)	—%	9	—%	2	—%	13	—%
Net income (loss)	$(2,312)	(63)%	$(195)	(5)%	$2,263	29%	$(2,507)	(32)%	$4,569	30%

Total Revenue: Total revenue for the second quarter and first six months of 2023 decreased significantly relative to the comparative periods described below as a result of the factors described in the “Industry Conditions” section above.

Total revenue for the second quarter of 2023 decreased 10% as compared to the first quarter of 2023 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 4% primarily due to an approximate 20 percent decline in average selling prices partially offset by a mid-teens percent range increase in bit shipments.
•Sales of NAND products decreased 20% primarily due to a mid-20s percent range decline in average selling prices partially offset by a mid-to-high single-digit percent range increase in bit shipments.

Total revenue for the second quarter of 2023 decreased 53% as compared to the second quarter of 2022 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 52% primarily due to a high-40s percent range decline in average selling prices and decreases in bit shipments in the low-teens percent range.
•Sales of NAND products decreased 55% primarily due to a high-40s percent range decline in average selling prices and decreases in bit shipments in the mid-teens percent range.

Total revenue for the first six months of 2023 decreased 50% as compared to the first six months of 2022 primarily due to decreases in both DRAM and NAND sales.

•Sales of DRAM products decreased 51% primarily due to a low-40s percent range decline in average selling prices and decreases in bit shipments in the mid-teens percent range.
•Sales of NAND products decreased 48% primarily due to a high-30s percent range decline in average selling prices and decreases in bit shipments in the high-teens percent range.

Consolidated Gross Margin: Our consolidated gross margin percentage decreased to negative 33% for the second quarter of 2023 from 22% for the first quarter of 2023 primarily due to a $1.43 billion charge to write down inventories to their estimated net realizable value and the declines in average selling prices for both DRAM and NAND. Our consolidated gross margin percentage decreased to negative 33% for the second quarter of 2023 from 47% for the second quarter of 2022 primarily due to the charge to write down inventories and declines in average selling prices for both DRAM and NAND. Our consolidated gross margin percentage decreased to negative 4% for the first six months of 2023 from 47% for the first six months of 2022 primarily due to the charge to write down inventories and declines in average selling prices for both DRAM and NAND.

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2023		2023		2022		2023		2022

CNBU	$1,375	37%	$1,746	43%	$3,461	44%	$3,121	40%	$6,867	44%
MBU	945	26%	655	16%	1,875	24%	1,600	21%	3,782	24%
EBU	865	23%	1,000	24%	1,277	16%	1,865	24%	2,497	16%
SBU	507	14%	680	17%	1,171	15%	1,187	15%	2,321	15%
All Other	1	—%	4	—%	2	—%	5	—%	6	—%
	$3,693		$4,085		$7,786		$7,778		$15,473
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2023 as compared to the first quarter of 2023 were as follows:

•CNBU revenue decreased 21% primarily due to declines in DRAM average selling prices and decreases in bit shipments due to weakened conditions in server markets.
•MBU revenue increased 44% primarily due to increases in bit shipments due to timing of shipments between quarters, partially offset by declines in average selling prices for both DRAM and NAND.
•EBU revenue decreased 14% primarily due to declines in average selling prices for both DRAM and NAND and declines in bit shipments for NAND as a result of weakness in industrial and consumer markets.
•SBU revenue decreased 25% primarily due to declines in average selling prices as a result of challenging NAND market conditions.

Changes in revenue for each business unit for the second quarter and first six months of 2023 as compared to the corresponding periods of 2022 were as follows:

•CNBU revenue decreased 60% and 55%, respectively, primarily due to declines in DRAM average selling prices and decreases in bit shipments.
•MBU revenue decreased 50% and 58%, respectively, primarily due to declines in average selling prices for both DRAM and NAND and decreases in NAND bit shipments.
•EBU revenue decreased 32% and 25%, respectively, primarily due to lower DRAM revenue resulting from declines in DRAM average selling prices and decreases in bit shipments.
•SBU revenue decreased 57% and 49%, respectively, primarily due to declines in average selling prices and decreases in bit shipments for NAND.

34 | 2023 Q2 10-Q

Operating Income (Loss) by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2023		2023		2022		2023		2022

CNBU	$(35)	(3)%	$190	11%	$1,562	45%	$155	5%	$3,086	45%
MBU	(344)	(36)%	(195)	(30)%	588	31%	(539)	(34)%	1,212	32%
EBU	88	10%	194	19%	421	33%	282	15%	843	34%
SBU	(357)	(70)%	(257)	(38)%	178	15%	(614)	(52)%	330	14%
All Other	1	100%	3	75%	1	50%	4	80%	4	67%
	$(647)		$(65)		$2,750		$(712)		$5,475
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the second quarter of 2023 as compared to the first quarter of 2023 were as follows:

•CNBU operating income (loss) declined primarily due to declines in average selling prices and lower bit shipments.
•MBU operating loss increased primarily due to declines in average selling prices partially offset by lower R&D costs due to spending optimization.
•EBU operating income decreased primarily due to declines in average selling prices for both DRAM and NAND and declines in bit shipments for NAND.
•SBU operating loss increased primarily due to declines in average selling prices partially offset by lower operating expenses due to spending optimization.

Changes in operating income or loss for each business unit for the second quarter and first six months of 2023 as compared to the corresponding periods of 2022 were as follows:

•CNBU operating income (loss) declined primarily due to declines in average selling prices and lower bit shipments.
•MBU operating income (loss) declined primarily due to declines in average selling prices.
•EBU operating income decreased primarily due to declines in average selling prices and lower bit shipments.
•SBU operating income (loss) declined primarily due to declines in average selling prices and lower bit shipments.

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

R&D expenses for the second quarter of 2023 were 7% lower as compared to the first quarter of 2023 primarily due to lower volumes of development and prequalification wafers. R&D expenses for the second quarter of 2023 were relatively unchanged compared to the second quarter of 2022 as decreases in employee compensation were offset by higher depreciation expense. R&D expenses for the first six months of 2023 were 9% higher as compared to the first six months of 2022 primarily due to higher volumes of development and prequalification wafers and higher depreciation expense.

Selling, General, and Administrative: SG&A expenses for the second quarter of 2023 were 8% lower as compared to the first quarter of 2023 primarily due to decreases in employee compensation and other incremental decreases across multiple expense categories. SG&A expenses for the second quarter and first six months of 2023 decreased 12% and 8%, respectively, as compared to the corresponding periods of 2022, primarily due to decreases in employee compensation, legal fees, and advertising.

Restructure and Asset Impairments: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Interest Income (Expense), Net: Interest income (expense) for the second quarter of 2023 was relatively unchanged compared to the first quarter of 2023. Interest income (expense) improved for the second quarter and first six months of 2023 as compared to the corresponding periods of 2022, primarily as a result of increases of $107 million and $185 million, respectively, in interest income due to higher interest rates on our cash and investments.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six months ended
	2023	2023	2022	2023	2022

Income (loss) before taxes	$(2,271)	$(176)	$2,509	$(2,447)	$5,030
Income tax (provision) benefit	(54)	(8)	(255)	(62)	(474)
Effective tax rate	(2.4)%	(4.5)%	10.2%	(2.5)%	9.4%

The changes in our effective tax rate for the second quarter and first six months of 2023 as compared to the corresponding periods of 2022 were primarily due to pre-tax losses incurred in the first six months of 2023. Despite a consolidated pre-tax loss on a worldwide basis, we have taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of a loss before taxes and geographical mix of income, the net benefit from tax incentive arrangements was not material for the first six months of 2023. These arrangements reduced our tax provision by $304 million ($0.27 per diluted share) for the second quarter of 2022 and $594 million ($0.53 per diluted share) for the first six months of 2022.

Other: Further information on other items can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $12.03 billion as of March 2, 2023, and $10.98 billion as of September 1, 2022. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of March 2, 2023, $3.53 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of March 2, 2023, $2.50 billion was available to draw under our Revolving Credit Facility. On March 27, 2023, we entered into amendments to the Term Loan Agreement and the agreements governing the Revolving Credit Facility and the 2024 Term Loan A to revise the leverage ratio covenant in each such agreement, as further described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

36 | 2023 Q2 10-Q

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2023 for property, plant, and equipment, net of partner contributions, to be approximately $7.0 billion. Actual amounts for 2023 will vary depending on market conditions. As of March 2, 2023, we had purchase obligations of approximately $3.14 billion for the acquisition of property, plant, and equipment, of which approximately $2.26 billion is expected to be paid within one year. For a description of other contractual obligations, such as leases, debt, and commitments, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” “ – Debt,” and “ – Commitments.”

To support expected memory demand in the second half of the decade, we plan to add new DRAM wafer capacity. Following the enactment of the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”), we announced plans to invest in two leading-edge memory manufacturing fabs in the United States, contingent on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab is expected to begin in calendar 2023 with DRAM production targeted to start in calendar 2025. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing fab in Clay, New York. We plan to start site preparation work in calendar 2023 and expect construction to begin in calendar 2024, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to fulfill our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends.

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

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through March 2, 2023, we had repurchased an aggregate of $6.89 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On March 28, 2023, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on April 25, 2023, to shareholders of record as of the close of business on April 10, 2023. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	Six months ended
	2023	2022

Net cash provided by operating activities	$1,286	$7,566
Net cash provided by (used for) investing activities	(4,181)	(5,176)
Net cash provided by (used for) financing activities	4,434	(979)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	9	(16)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,548	$1,395

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for the first six months of 2023 as compared to the first six months of 2022 was primarily due to a net loss in the current quarter adjusted for non-cash items and the effect of lower receivables, partially offset by an increase in inventories and a decline in accounts payable and accrued expenses.

Investing Activities: For the first six months of 2023, net cash used for investing activities consisted primarily of $4.65 billion of expenditures for property, plant, and equipment, partially offset by $480 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

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

Financing Activities: For the first six months of 2023, net cash provided by financing activities consisted primarily of $3.20 billion of proceeds from our 2025, 2026, and 2027 Term Loan A borrowings, $1.27 billion from the issuance of the 2029 B Notes, and $749 million from the issuance of the 2033 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” Cash used for financing activities included $425 million for the acquisition of 8.6 million shares of our common stock under our share repurchase authorization, $252 million of cash payments of dividends to shareholders, and $76 million of payments on equipment purchase contracts.

For the first six months of 2022, net cash used for financing activities included $1.98 billion of repayments of debt primarily to redeem the 2023 Notes and 2024 Notes, $667 million for the acquisition of 8.4 million shares of our common stock under our share repurchase authorization, $224 million of cash payments of dividends to shareholders, and $105 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes.

38 | 2023 Q2 10-Q

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended September 1, 2022. Except for the significant accounting estimate associated with inventories as discussed below, there have been no changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended September 1, 2022.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices, future sales volumes, and estimated costs to complete. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. Actual selling prices and volumes may vary significantly from projected prices and volumes due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% variance in the estimated selling prices would have changed the estimated net realizable value of our inventory by approximately $600 million as of March 2, 2023. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to our indebtedness. As of March 2, 2023 and September 1, 2022, we had fixed-rate debt with an aggregate carrying value of $6.04 billion and $4.03 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. In the first six months of 2023, we issued $2.00 billion principal amount of new fixed-rate debt. We estimate that, as of March 2, 2023 and September 1, 2022, a hypothetical 1% decrease in market interest rates would increase the fair value of our fixed-rate debt by approximately $385 million and $275 million, respectively.

As of March 2, 2023 and September 1, 2022, we had floating-rate debt as well as fixed-rate debt that is swapped to floating-rate debt with an aggregate principal amount of $5.29 billion and $2.09 billion, respectively. In the first six months of 2023, we borrowed $3.20 billion principal amount of new floating-rate debt. We estimate that, as of March 2, 2023 and September 1, 2022, a hypothetical 1% increase in the interest rates of this floating-rate debt would result in an increase in annual interest expense of approximately $53 million and $21 million, respectively.

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

During the second quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 1, 2022, and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the first quarter of 2023.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

40 | 2023 Q2 10-Q

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
•achieving or maintaining certain performance or other obligations associated with incentives from various governments;
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

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. For example, average selling prices for both DRAM and NAND declined approximately 40% for the second quarter of 2023 as compared to the fourth quarter of 2022. Since 2017, annual percentage changes in DRAM average selling prices have ranged from approximately plus 35% to minus 35%. Since 2017, annual percentage changes in NAND average selling prices have ranged from nearly flat to approximately minus 50%. In some prior periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Average selling prices for our products that decline faster than our costs have recently had an adverse effect on our business and results of operations, and could have a material adverse effect on our business, results of operations, or financial condition.

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
•higher costs of goods and services due to inflationary pressures or market conditions; and
•higher manufacturing costs per gigabit due to fab underutilization.

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Conditions” for information regarding our current underutilization. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and corresponding increases in our per gigabit manufacturing costs have had, and may continue to have, an adverse effect our gross margins, business, results of operations, or financial condition.

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. Our manufacturing costs on a per gigabit basis vary across our portfolio as they are largely influenced by the technology node in which the solution was developed. We strive to balance our demand and supply for each technology node, but the dynamics of our markets and our customers can create periods of imbalance, which can lead us to carry elevated inventory levels. Consequently, we may incur charges in connection with obsolete or excess inventories or we may not fully recover our costs, which would reduce our gross margins. For example, in the second quarter of 2023, we recorded a charge of $1.43 billion to write down the carrying value of our inventories to estimated net realizable value. In addition, due to the customized nature of certain of the products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods.

42 | 2023 Q2 10-Q

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

Downturns in the worldwide economy, due to inflation, geopolitics, major central bank policy actions including interest rate increases, public health crises, or other factors, have harmed our business in the past and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for these or other products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels or are impacted by a deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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

44 | 2023 Q2 10-Q

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
46 | 2023 Q2 10-Q

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

48 | 2023 Q2 10-Q

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
•increases to our cost structure until new production is ramped to adequate scale; and
•sufficient customer demand to utilize our increased capacity.

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
50 | 2023 Q2 10-Q

Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditional upon achieving or maintaining certain performance or other obligations and are subject to reduction, termination, clawback, or could impose certain limitations on our business.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, or production in those regions. These incentives may take various forms, including grants, loan subsidies, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. We may be unable to obtain significant future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. We also cannot guarantee that we will successfully achieve performance or other obligations required to qualify for these incentives or that the granting agencies will provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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

We have incurred restructure charges and may incur restructure charges in future periods and may not realize expected savings or other benefits from restructure activities.

In 2023, we initiated a restructure plan in response to current market conditions. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments” and “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” In addition, we may in the future, enter into other restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions.

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

52 | 2023 Q2 10-Q

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

54 | 2023 Q2 10-Q

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

We cannot predict what further actions may ultimately be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Beginning in 2024, the Inflation Reduction Act of 2022 imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. We are in the process of assessing whether the book minimum tax would impact our effective tax rate. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. The directive is expected to be enacted into the national law of the EU member states by December 31, 2023. If similar directives under Pillar Two are adopted by taxing authorities in other countries where we do business, such changes could have a material adverse effect on our business, results of operations, or financial condition.

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

56 | 2023 Q2 10-Q

Risks Related to Capitalization and Financial Markets

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments, pay our dividend, and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2023 for property, plant, and equipment, net of partner contributions, will be approximately $7.0 billion.

In the past, we have utilized external sources of financing when needed. As a result of our debt levels, expected debt amortization, prevailing interest rates, and general capital market and other economic conditions, it may be difficult for us to obtain financing on terms acceptable to us or at all. We have experienced volatility in our cash flows and operating results and we expect to continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of future borrowings and make it difficult for us to obtain financing on terms acceptable to us or at all. There can be no assurance that we will be able to generate sufficient cash flows, access capital or credit markets, or find other sources of financing to fund our operations, make debt payments, refinance our debt, pay our quarterly dividend, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of March 2, 2023, we had debt with a carrying value of $12.27 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our Revolving Credit Facility. In light of current industry conditions, we amended the financial covenants in our Revolving Credit Facility and term loan agreements. See “Part I. Financial Information - Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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

58 | 2023 Q2 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended March 2, 2023, we did not repurchase any common stock under the authorization and as of March 2, 2023, $3.11 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from this Item 2.

ITEM 5. OTHER INFORMATION

The information set forth below in this Item 5 is included herein in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.

Amendments to Term Loan Agreement, 2024 Term Loan A, and Revolving Credit Facility.

On March 27, 2023, we entered into amendments to our Term Loan Agreement, 2024 Term Loan A, and Revolving Credit Facility (the “Amendments”). The descriptions of the Amendments below are not intended to be complete and are qualified in their entirety by reference to the full text of the Amendments, copies of which are filed herewith as Exhibits 10.2, 10.3, and 10.4, respectively, and are incorporated herein by reference.

Amendment to Term Loan Agreement

As previously disclosed, on November 3, 2022, we entered into a term loan agreement consisting of three tranches and borrowed $2.60 billion in aggregate principal amount, including $927 million due November 3, 2025; $746 million due November 3, 2026; and $927 million due November 3, 2027 (the “Term Loan Agreement”).

On January 5, 2023, we amended the Term Loan Agreement and borrowed an additional $600 million in aggregate principal amount, including $125 million due November 3, 2025, $250 million due November 3, 2026, and $225 million due November 3, 2027. The additional borrowings have terms that are identical to, and will be treated as a single class with, the three original tranches.

The 2026 Term Loan A and 2027 Term Loan A each require equal quarterly installment payments in an amount equal to 1.25% of the original principal amount. The 2025 Term Loan A does not require quarterly installment payments. Borrowings under the Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 1.00% to 2.00%, varying by tranche and depending on our corporate credit ratings. The Term Loan Agreement requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, except as described below.

On March 27, 2023, we further amended the Term Loan Agreement to provide that in lieu of the foregoing leverage ratio, during the fourth quarter of 2023 and each quarter of 2024, we will be required to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, or alternatively, for up to three of such five quarters, we may elect to comply with a requirement of minimum liquidity as defined in the Term Loan Agreement of not less than $5.0 billion. Each of the maximum leverage ratio and net leverage ratio, as applicable, is subject to a temporary four quarter increase in such maximum ratio to 3.75 to 1.00 following certain material acquisitions. Our obligations under the Term Loan Agreement are unsecured.

60 | 2023 Q2 10-Q

Amendment to 2024 Term Loan A

On March 27, 2023, we also amended the agreement governing the 2024 Term Loan A to align the leverage ratio covenant with the corresponding covenant in the Term Loan Agreement described above.

Amendment to Revolving Credit Facility

On March 27, 2023, we amended the agreement governing the Revolving Credit Facility to align the leverage ratio covenant with the corresponding covenants in the Term Loan Agreement and 2024 Term Loan A described above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.1	Indenture, dated February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee		8-K		4.1	2/6/19
4.2	Sixth Supplemental Indenture, dated as of February 9, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.3	2/9/23
4.3	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.2)		8-K		4.5	2/9/23
10.1
Incremental Amendment No. 1, dated as of January 5, 2023, to the Term Loan Credit Agreement, dated as of November 3, 2022, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
X
10.2
Amendment No. 2 to Term Loan Credit Agreement, dated as of March 27, 2023, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
X
10.3
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 27, 2023, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
X
10.4
Amendment No. 1 to Credit Agreement, dated as of March 27, 2023, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, and the lenders party thereto
X
10.5*	Form of Consent for Named Executive Officers	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.

62 | 2023 Q2 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	March 29, 2023	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)