Form 10-Q
period 2023-06-01
MICRON TECHNOLOGY INC
filed 2023-06-29
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2023
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
The number of outstanding shares of the registrant’s common stock as of June 22, 2023 was 1,095,301,608.

2 | 2023 Q3 10-Q

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due April 2023, repaid November 2021	DDR	Double data rate DRAM
2024 Notes	4.640% Senior Notes due February 2024, repaid November 2021	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2024 Term Loan A	Senior Term Loan A due October 2024	ESG	Environmental, social, and governance
2025 Term Loan A	Senior Term Loan A due November 2025	EUV	Extreme ultraviolet lithography
2026 Term Loan A	Senior Term Loan A due November 2026	GDDR	Graphics double data rate
2027 Term Loan A	Senior Term Loan A due November 2027	HBM	High-bandwidth memory, a stacked DRAM technology optimized for memory-bandwidth intensive applications
2026 Notes	4.975% Senior Notes due February 2026	Inotera	Inotera Memories, Inc.
2027 Notes	4.185% Senior Notes due February 2027	LIBOR	London Interbank Offered Rate
2028 Notes	5.375% Senior Notes due April 2028	LPDRAM	Low-power DRAM
2029 A Notes	5.327% Senior Notes due February 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2029 B Notes	6.750% Senior Notes due November 2029	Micron	Micron Technology, Inc. (Parent Company)
2030 Notes	4.663% Senior Notes due February 2030	NRV	Net realizable value
2032 Green Bonds	2.703% Senior Notes due April 2032	OEM	Original equipment manufacturer
2033 A Notes	5.875% Senior Notes due February 2033	Qimonda	Qimonda AG
2033 B Notes	5.875% Senior Notes due September 2033	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2041 Notes	3.366% Senior Notes due November 2041	SOFR	Secured Overnight Financing Rate
2051 Notes	3.477% Senior Notes due November 2051	SSD	Solid state drive

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

All period references herein are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2023 and 2022 each contain 52 weeks.

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

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding the expected one-time payment to the Qimonda estate; restructure plans and expected related savings and charges; market conditions and profitability in our industry; potential write-downs of inventories in future quarters; reductions in our wafer starts and the corresponding impact on our costs in 2023; the impact of the Cyberspace Administration of China decision; the timing for construction and ramping of production for new memory manufacturing fabs in the United States; the construction or expansion of our backend facilities; the receipt of government grants and investment tax credits; the sufficiency of our cash and investments; capital spending in 2023; funding of sustainability-focused projects; and allocation and dispersal of the net proceeds of our 2032 Green Bonds. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”
4 | 2023 Q3 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Revenue	$3,752	$8,642	$11,530	$24,115
Cost of goods sold	4,420	4,607	12,511	12,839
Gross margin	(668)	4,035	(981)	11,276

Research and development	758	773	2,395	2,277
Selling, general, and administrative	219	264	701	786
Restructure and asset impairments	68	—	167	43
Other operating (income) expense, net	48	(6)	29	(11)
Operating income (loss)	(1,761)	3,004	(4,273)	8,181

Interest income	127	20	334	42
Interest expense	(119)	(44)	(259)	(144)
Other non-operating income (expense), net	—	8	(2)	(61)
	(1,753)	2,988	(4,200)	8,018

Income tax (provision) benefit	(139)	(358)	(201)	(832)
Equity in net income (loss) of equity method investees	(4)	(4)	(2)	9
Net income (loss)	$(1,896)	$2,626	$(4,403)	$7,195

Earnings (loss) per share
Basic	$(1.73)	$2.36	$(4.03)	$6.44
Diluted	(1.73)	2.34	(4.03)	6.38

Number of shares used in per share calculations
Basic	1,094	1,112	1,092	1,117
Diluted	1,094	1,121	1,092	1,127

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Net income (loss)	$(1,896)	$2,626	$(4,403)	$7,195

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	22	(210)	222	(330)
Gains (losses) on investments	12	(18)	—	(38)
Foreign currency translation adjustments	1	—	(1)	1
Pension liability adjustments	(2)	2	(1)	1
Other comprehensive income (loss)	33	(226)	220	(366)
Total comprehensive income (loss)	$(1,863)	$2,400	$(4,183)	$6,829

See accompanying notes to consolidated financial statements.
6 | 2023 Q3 10-Q

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	June 1, 2023	September 1, 2022

Assets
Cash and equivalents	$9,298	$8,262
Short-term investments	1,054	1,069
Receivables	2,429	5,130
Inventories	8,238	6,663
Other current assets	715	657
Total current assets	21,734	21,781
Long-term marketable investments	973	1,647
Property, plant, and equipment	38,727	38,549
Operating lease right-of-use assets	655	678
Intangible assets	410	421
Deferred tax assets	708	702
Goodwill	1,252	1,228
Other noncurrent assets	1,221	1,277
Total assets	$65,680	$66,283

Liabilities and equity
Accounts payable and accrued expenses	$4,177	$6,090
Current debt	259	103
Other current liabilities	668	1,346
Total current liabilities	5,104	7,539
Long-term debt	12,986	6,803
Noncurrent operating lease liabilities	603	610
Noncurrent unearned government incentives	632	589
Other noncurrent liabilities	950	835
Total liabilities	20,275	16,376

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,236 shares issued and 1,095 outstanding (1,226 shares issued and 1,094 outstanding as of September 1, 2022)	124	123
Additional capital	10,782	10,197
Retained earnings	42,391	47,274
Treasury stock, 141 shares held (132 shares as of September 1, 2022)	(7,552)	(7,127)
Accumulated other comprehensive income (loss)	(340)	(560)
Total equity	45,405	49,907
Total liabilities and equity	$65,680	$66,283

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 1, 2022	1,226	$123	$10,197	$47,274	$(7,127)	$(560)	$49,907
Net income (loss)	—	—	—	(195)	—	—	(195)
Other comprehensive income (loss), net	—	—	—	—	—	87	87
Stock issued under stock plans	8	—	7	—	—	—	7
Stock-based compensation expense	—	—	146	—	—	—	146
Repurchase of stock - repurchase program	—	—	—	—	(425)	—	(425)
Repurchase of stock - withholdings on employee equity awards	(2)	—	(15)	(80)	—	—	(95)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(126)	—	—	(126)
Balance at December 1, 2022	1,232	$123	$10,335	$46,873	$(7,552)	$(473)	$49,306
Net income (loss)	—	—	—	(2,312)	—	—	(2,312)
Other comprehensive income (loss), net	—	—	—	—	—	100	100
Stock issued under stock plans	3	—	142	—	—	—	142
Stock-based compensation expense	—	—	157	—	—	—	157
Repurchase of stock - withholdings on employee equity awards	—	—	(1)	(7)	—	—	(8)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(128)	—	—	(128)
Balance at March 2, 2023	1,235	$123	$10,633	$44,426	$(7,552)	$(373)	$47,257
Net income (loss)	—	—	—	(1,896)	—	—	(1,896)
Other comprehensive income (loss), net	—	—	—	—	—	33	33
Stock issued under stock plans	1	1	6	—	—	—	7
Stock-based compensation expense	—	—	145	—	—	—	145
Repurchase of stock - withholdings on employee equity awards	—	—	(2)	(11)	—	—	(13)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(128)	—	—	(128)
Balance at June 1, 2023	1,236	$124	$10,782	$42,391	$(7,552)	$(340)	$45,405

See accompanying notes to consolidated financial statements.

8 | 2023 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income (loss)	—	—	—	2,306	—	—	2,306
Other comprehensive income (loss), net	—	—	—	—	—	(93)	(93)
Stock issued under stock plans	5	—	5	—	—	—	5
Stock-based compensation expense	—	—	118	—	—	—	118
Repurchase of stock - repurchase program	—	—	—	—	(259)	—	(259)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(12)	(90)	—	—	(102)
Balance at December 2, 2021	1,220	$122	$9,564	$41,267	$(4,954)	$(91)	$45,908
Net income (loss)	—	—	—	2,263	—	—	2,263
Other comprehensive income (loss), net	—	—	—	—	—	(47)	(47)
Stock issued under stock plans	4	—	124	—	—	—	124
Stock-based compensation expense	—	—	129	—	—	—	129
Repurchase of stock - repurchase program	—	—	—	—	(408)	—	(408)
Repurchase of stock - withholdings on employee equity awards	(1)	—	(1)	(10)	—	—	(11)
Dividends and dividend equivalents declared ($0.10 per share)	—	—	—	(113)	—	—	(113)
Balance at March 3, 2022	1,223	$122	$9,816	$43,407	$(5,362)	$(138)	$47,845
Net income (loss)	—	—	—	2,626	—	—	2,626
Other comprehensive income (loss), net	—	—	—	—	—	(226)	(226)
Stock issued under stock plans	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	131	—	—	—	131
Repurchase of stock - repurchase program	—	—	—	—	(981)	—	(981)
Repurchase of stock - withholdings on employee equity awards	—	—	—	(5)	—	—	(5)
Dividends and dividend equivalents declared ($0.10 per share)	—	—	—	(112)	—	—	(112)
Balance at June 2, 2022	1,223	$122	$9,950	$45,916	$(6,343)	$(364)	$49,281

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine months ended	June 1, 2023	June 2, 2022

Cash flows from operating activities
Net income (loss)	$(4,403)	$7,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	5,819	5,234
Provision to write down inventories to net realizable value	1,831	—
Stock-based compensation	448	378
(Gain) loss on debt repurchases	—	83
Change in operating assets and liabilities:
Receivables	2,728	(906)
Inventories	(3,406)	(1,146)
Accounts payable and accrued expenses	(1,764)	382
Other	57	184
Net cash provided by operating activities	1,310	11,404

Cash flows from investing activities
Expenditures for property, plant, and equipment	(6,215)	(8,454)
Purchases of available-for-sale securities	(496)	(1,359)
Proceeds from maturities of available-for-sale securities	1,170	964
Proceeds from government incentives	248	104
Proceeds from sales of available-for-sale securities	22	258
Proceeds from sale of Lehi, Utah fab	—	888
Other	(90)	(162)
Net cash provided by (used for) investing activities	(5,361)	(7,761)

Cash flows from financing activities
Proceeds from issuance of debt	6,716	2,000
Repayments of debt	(706)	(2,008)
Repurchases of common stock - repurchase program	(425)	(1,648)
Payments of dividends to shareholders	(378)	(335)
Payments on equipment purchase contracts	(112)	(132)
Other	—	(17)
Net cash provided by (used for) financing activities	5,095	(2,140)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(13)	(71)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,031	1,432
Cash, cash equivalents, and restricted cash at beginning of period	8,339	7,829
Cash, cash equivalents, and restricted cash at end of period	$9,370	$9,261

See accompanying notes to consolidated financial statements.
10 | 2023 Q3 10-Q

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

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	June 1, 2023				September 1, 2022
As of	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,834	$—	$—	$6,834	$6,055	$—	$—	$6,055
Level 1(2)
Money market funds	1,132	—	—	1,132	1,196	—	—	1,196
Level 2(3)
Certificates of deposit	1,326	50	—	1,376	976	50	—	1,026
Corporate bonds	1	776	507	1,284	—	759	995	1,754
Asset-backed securities	—	17	435	452	—	20	608	628
Government securities	5	111	31	147	2	155	44	201
Commercial paper	—	100	—	100	33	85	—	118
	9,298	$1,054	$973	$11,325	8,262	$1,069	$1,647	$10,978
Restricted cash(4)	72				77
Cash, cash equivalents, and restricted cash	$9,370				$8,339
(1)The maturities of long-term marketable securities primarily range from one to four years.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of June 1, 2023 or September 1, 2022.
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

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $217 million and $222 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of June 1, 2023 and September 1, 2022, respectively.

12 | 2023 Q3 10-Q

Receivables

As of	June 1, 2023	September 1, 2022

Trade receivables	$2,042	$4,765
Income and other taxes	244	251
Other	143	114
	$2,429	$5,130

Inventories

As of	June 1, 2023	September 1, 2022

Finished goods	$1,775	$1,028
Work in process	5,722	4,830
Raw materials and supplies	741	805
	$8,238	$6,663

The third quarter and first nine months of 2023, included charges of $401 million and $1.83 billion, respectively, to cost of goods sold to write down the carrying value of work in process and finished goods inventories to their estimated net realizable value.

Property, Plant, and Equipment

As of	June 1, 2023	September 1, 2022

Land	$279	$280
Buildings	17,622	16,676
Equipment(1)	65,175	61,354
Construction in progress(2)	2,398	1,897
Software	1,251	1,124
	86,725	81,331
Accumulated depreciation	(47,998)	(42,782)
	$38,727	$38,549
(1)Includes costs related to equipment not placed into service of $3.33 billion as of June 1, 2023 and $3.35 billion as of September 1, 2022.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets

	June 1, 2023			September 1, 2022
As of	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$622	$(212)	$410	$742	$(321)	$421

In the first nine months of 2023 and 2022, we capitalized $72 million and $130 million, respectively, for product and process technology with weighted-average useful lives of 9 years. Amortization expense was $66 million and $63 million for the first nine months of 2023 and 2022, respectively. Expected amortization expense is $19 million for the remainder of 2023, $72 million for 2024, $50 million for 2025, $46 million for 2026, and $42 million for 2027.

Leases

The components of lease cost are presented below:

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Finance lease cost
Amortization of right-of-use assets	$28	$23	$77	$75
Interest on lease liabilities	6	6	18	18
Operating lease cost(1)	34	32	101	91
	$68	$61	$196	$184
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Nine months ended	June 1, 2023	June 2, 2022

Cash flows used for operating activities
Finance leases	$17	$18
Operating leases	91	81
Cash flows used for financing activities – Finance leases	79	79
Noncash acquisitions of right-of-use assets
Finance leases	354	304
Operating leases	35	190

14 | 2023 Q3 10-Q

Supplemental balance sheet information related to leases was as follows:

As of	June 1, 2023	September 1, 2022

Finance lease right-of-use assets (included in property, plant, and equipment)	$1,187	$904
Current operating lease liabilities (included in accounts payable and accrued expenses)	62	60

Weighted-average remaining lease term (in years)
Finance leases	10	12
Operating leases	11	12
Weighted-average discount rate
Finance leases	3.48%	2.65%
Operating leases	3.11%	2.90%

As of June 1, 2023, maturities of lease liabilities by fiscal year were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2023	$49	$3
2024	184	73
2025	169	73
2026	159	72
2027	154	72
2028 and thereafter	641	524
Less imputed interest	(185)	(152)
	$1,171	$665

The table above excludes obligations for leases that have been executed but have not yet commenced. As of June 1, 2023, excluded obligations consisted of $175 million of estimated finance lease payments over a weighted-average period of 11 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	June 1, 2023	September 1, 2022

Accounts payable	$1,640	$2,142
Property, plant, and equipment	1,523	2,170
Salaries, wages, and benefits	412	877
Income and other taxes	148	420
Other	454	481
	$4,177	$6,090

Debt

	June 1, 2023					September 1, 2022
			Net Carrying Amount			Net Carrying Amount
As of	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	5.860%	5.90%	$—	$587	$587	$—	$1,187	$1,187
2025 Term Loan A	6.503%	6.64%	—	1,050	1,050	—	—	—
2026 Term Loan A	6.628%	6.76%	49	933	982	—	—	—
2027 Term Loan A	6.753%	6.89%	57	1,078	1,135	—	—	—
2026 Notes	4.975%	5.07%	—	499	499	—	498	498
2027 Notes(1)	4.185%	4.27%	—	796	796	—	806	806
2028 Notes	5.375%	5.52%	—	596	596	—	—	—
2029 A Notes	5.327%	5.40%	—	697	697	—	697	697
2029 B Notes	6.750%	6.54%	—	1,263	1,263	—	—	—
2030 Notes	4.663%	4.73%	—	846	846	—	846	846
2032 Green Bonds	2.703%	2.77%	—	995	995	—	994	994
2033 A Notes	5.875%	5.96%	—	745	745	—	—	—
2033 B Notes	5.875%	6.01%	—	890	890	—	—	—
2041 Notes	3.366%	3.41%	—	497	497	—	496	496
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
Finance lease obligations	N/A	3.48%	153	1,018	1,171	103	783	886
			$259	$12,986	$13,245	$103	$6,803	$6,906
(1) In 2021, we entered into fixed-to-floating interest rate swaps on the 2027 Notes with an aggregate $900 million notional amount equal to the principal amount of the 2027 Notes. The resulting variable interest paid is at a rate equal to SOFR plus approximately 3.33%. The fixed-to-floating interest rate swaps are accounted for as fair value hedges, and as a result, the carrying values of our 2027 Notes reflect adjustments in fair value.

Debt Activity

The table below presents the effects of debt financing and prepayment activities in the first nine months of 2023.

	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuances
2025 Term Loan A	$1,052	$1,050	$1,050
2026 Term Loan A	996	994	994
2027 Term Loan A	1,152	1,149	1,149
2028 Notes	600	596	596
2029 B Notes	1,250	1,264	1,264
2033 A Notes	750	745	745
2033 B Notes	900	890	890
Prepayments
2024 Term Loan A	(600)	(600)	(600)
	$6,100	$6,088	$6,088

16 | 2023 Q3 10-Q

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

The 2026 Term Loan A and 2027 Term Loan A each require equal quarterly installment payments in an amount equal to 1.25% of the original principal amount. The 2025 Term Loan A does not require quarterly installment payments. Borrowings under the Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 1.00% to 2.00%, varying by tranche and depending on our corporate credit ratings. Adjusted term SOFR for the Term Loan Agreement is the SOFR benchmark plus 0.10%. The Term Loan Agreement requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, except as described below.

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

On April 13, 2023, we used a portion of the proceeds from our April 11, 2023 issuance of senior unsecured notes to prepay $600 million principal amount of our 2024 Term Loan A.

On June 7, 2023, the 2024 Term Loan A agreement was amended, pursuant to its transition provisions, to replace LIBOR-based benchmark rates with SOFR-based benchmark rates effective July 1, 2023. After giving effect to this amendment, borrowings under the 2024 Term Loan A will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 0.625% to 1.375% depending on our corporate credit ratings. Adjusted term SOFR for the 2024 Term Loan A is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected.

Senior Unsecured Notes

On October 31, 2022, we issued $750 million principal amount of senior unsecured 2029 B Notes. The 2029 B Notes bear interest at a rate of 6.750% per year and will mature on November 1, 2029. Aggregate issuance costs and debt discount for these notes were $6 million.

On February 9, 2023, we issued an additional $500 million principal amount of 2029 B Notes at a $22 million premium. The additional notes have terms that are identical to the terms of the original 2029 B Notes other than the original offering price. Also on February 9, 2023, we issued $750 million principal amount of senior unsecured 2033 A Notes. The 2033 A Notes bear interest at a rate of 5.875% per year and will mature on February 9, 2033. Aggregate issuance costs for these notes were $7 million.

On April 11, 2023, we issued $600 million principal amount of senior unsecured 2028 Notes and $900 million principal amount of senior unsecured 2033 B Notes. The 2028 Notes bear interest at a rate of 5.375% per year and will mature on April 15, 2028. The 2033 B Notes bear interest at a rate of 5.875% per year and will mature on September 15, 2033. Aggregate issuance costs and debt discount for these notes were $14 million.

We may redeem the 2028 Notes, the 2029 B Notes, the 2033 A Notes, and the 2033 B Notes (the “Notes”), in whole or in part, at our option prior to their maturity dates at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus accrued interest in each case. We may also redeem the Notes, in whole or in part, at a price equal to par either one, two, or three months prior to maturity in accordance with the terms of the Notes.

The Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing such notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event, as defined in the indenture governing the Notes, occurs with respect to a series of Notes, we will be required to offer to purchase such Notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Revolving Credit Facility

As of June 1, 2023, $2.50 billion was available to us under the Revolving Credit Facility and no amounts were outstanding. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid any time without penalty. Under the transition provisions of the Revolving Credit Facility agreement, after the retirement of LIBOR on June 30, 2023, any amounts drawn under the Revolving Credit Facility would generally bear interest at a rate equal to adjusted term SOFR plus 1.00% to 1.75%, depending on our corporate credit ratings. Adjusted term SOFR for the Revolving Credit Facility agreement is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected.

On March 27, 2023, we amended the agreement governing the Revolving Credit Facility to align the leverage ratio covenant with the corresponding covenants in the Term Loan Agreement and 2024 Term Loan A described above.

On June 7, 2023, the Revolving Credit Facility agreement was amended, pursuant to its transition provisions, to replace LIBOR-based benchmark rates with SOFR-based benchmark rates effective July 1, 2023.
18 | 2023 Q3 10-Q

Maturities of Notes Payable

As of June 1, 2023, maturities of notes payable by fiscal year were as follows:

Remainder of 2023	$27
2024	107
2025	695
2026	1,659
2027	1,780
2028 and thereafter	7,942
Unamortized issuance costs, discounts, and premium, net	(35)
Hedge accounting fair value adjustment	(101)
$12,074

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

On May 4, 2020, Flash-Control, LLC (“Flash-Control”) filed a patent infringement action against Micron in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by unspecified DDR4 SDRAM, NVRDIMM, NVDIMM, 3D XPoint, and/or SSD products that incorporate memory controllers and flash memory. The complaint seeks damages, attorneys’ fees, and costs. On July 21, 2020, in a separate matter, the District Court ruled that two of the four asserted patents are invalid, and on July 14, 2021, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of invalidity. On May 10, 2023, Flash-Control voluntarily dismissed its complaint with prejudice.

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

On May 10, 2021, Vervain, LLC filed a patent infringement action against Micron, MSP, and MTEC in the U.S. District Court for the Western District of Texas. The complaint alleges that four U.S. patents are infringed by certain SSD products. The complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On April 21, 2023, the complaint was dismissed with prejudice pursuant to an agreement between the parties.

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

20 | 2023 Q3 10-Q

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

On May 9, 2023, Micron and Dr. Jaffé reached an agreement in principle to dismiss the case in exchange for a one-time payment by Micron to the Qimonda estate and a waiver of each party’s claims. The agreement is expected to be formally entered by the Appeals Court in July 2023.

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

Contingency Assessment

Except for the expected one-time payment to the Qimonda estate described above, which is not material, we are unable to predict the outcome of any of the matters noted above and cannot make a reasonable estimate of the potential loss or range of possible losses. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing, as well as the resolution of any other legal matter noted above, could have a material adverse effect on our business, results of operations, or financial condition.

Equity

Common Stock Repurchases: Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. No shares were repurchased in the second or third quarters of 2023. In the first quarter of 2023, we repurchased 8.6 million shares of our common stock for $425 million. Through June 1, 2023, we had repurchased an aggregate of $6.89 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends: We declared and paid dividends of $126 million ($0.115 per share) in each of the first three quarters of 2023. On June 28, 2023, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 25, 2023, to shareholders of record as of the close of business on July 10, 2023.

22 | 2023 Q3 10-Q

Accumulated Other Comprehensive Income (Loss): Changes in accumulated other comprehensive income (loss) by component for the nine months ended June 1, 2023 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of September 1, 2022	$(538)	$(47)	$25	$—	$(560)
Other comprehensive income (loss) before reclassifications	84	12	—	(1)	95
Amount reclassified out of accumulated other comprehensive income (loss)	199	1	(2)	—	198
Tax effects	(61)	(13)	1	—	(73)
Other comprehensive income (loss)	222	—	(1)	(1)	220
As of June 1, 2023	$(316)	$(47)	$24	$(1)	$(340)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	June 1, 2023		September 1, 2022
As of	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$11,628	$12,074	$5,472	$6,020

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of June 1, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,869	$31	$(122)
Cash flow commodity hedges	394	5	(4)
Fair value interest rate hedges	900	—	(101)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,946	4	(19)
		$40	$(246)

As of September 1, 2022
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$5,427	$—	$(330)
Cash flow commodity hedges	97	1	(6)
Fair value interest rate hedges	900	—	(91)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,821	7	(13)
		$8	$(440)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We recognized losses from cash flow hedges of $40 million and gains of $88 million for the third quarter and first nine months of 2023, respectively, and losses of $299 million and $469 million for the third quarter and first nine months of 2022, respectively, in accumulated other comprehensive income (loss). We recognized losses related to amounts excluded from hedge effectiveness testing on our cash flow hedges of $26 million and $71 million for the third quarter and first nine months of 2023, respectively, in cost of goods sold through an amortization approach. The amounts for the third quarter and first nine months of 2022 were not significant. We reclassified losses of $77 million and $199 million for the third quarter and first nine months of 2023, respectively, from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold. The reclassifications for the third quarter and first nine months of 2022 were not significant. As of June 1, 2023, we expect to reclassify $179 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

24 | 2023 Q3 10-Q

Fair Value Hedges: We utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. Interest rate swaps are measured at fair value based on market-based observable inputs including interest rates and credit-risk spreads (Level 2). The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. The effects of fair value hedges on our consolidated statements of operations, recognized in interest expense, were not significant for the third quarter and first nine months of 2023. We recognized interest expense of $47 million and $81 million, respectively, for changes in the fair value of our interest rate swaps in the third quarter and first nine months of 2022. We also recognized offsetting reductions in interest expense of the same amounts related to the changes in the fair value of the hedged portion of the underlying debt for these periods.

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

Equity Plans

As of June 1, 2023, 102 million shares of our common stock were available for future awards under our equity plans, including 16 million shares approved for issuance under our employee stock purchase plan.

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Nine months ended	June 1, 2023	June 2, 2022

Restricted stock award shares granted	14	12
Weighted-average grant-date fair value per share	$54.13	$71.31

Employee Stock Purchase Plan (“ESPP”)

For the six-month ESPP offering periods that ended in the second quarters of 2023 and 2022, employees purchased 3 million and 2 million shares, respectively, at a per share price of $52.45 and $65.94, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $89 million and $48 million was capitalized and remained in inventory as of June 1, 2023 and September 1, 2022, respectively.

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Stock-based compensation expense by caption
Cost of goods sold	$61	$57	$137	$145
Research and development	57	45	169	128
Selling, general, and administrative	34	33	107	98
Restructure	(4)	—	(6)	(5)
	$148	$135	$407	$366

Stock-based compensation expense by type of award
Restricted stock awards	$129	$116	$354	$316
ESPP	19	19	53	49
Stock options	—	—	—	1
	$148	$135	$407	$366

As of June 1, 2023, $1.23 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2027, resulting in a weighted-average period of 1.3 years.

Revenue

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of June 1, 2023, our future performance obligations beyond one year were not significant.

As of June 1, 2023 and September 1, 2022, other current liabilities included $604 million and $1.26 billion, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

In the third quarter of 2023, we received $108 million from settlement of an insurance claim involving a power disruption in 2022, of which $72 million was for business interruption and recognized in revenue.

26 | 2023 Q3 10-Q

Revenue by Technology

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

DRAM	$2,672	$6,271	$8,223	$17,577
NAND	1,013	2,288	3,001	6,123
Other (primarily NOR)	67	83	306	415
	$3,752	$8,642	$11,530	$24,115

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Restructure and Asset Impairments

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Employee severance	$70	$—	$163	$—
Asset impairments and other asset-related costs	1	—	9	59
Other	(3)	—	(5)	(16)
Restructure and asset impairments	$68	$—	$167	$43

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the 2023 Restructure Plan, we expect our headcount reduction to approach 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. In connection with the plan, we incurred restructure charges of $68 million and $167 million in the third quarter and first nine months of 2023 respectively, primarily related to employee severance costs. As of June 1, 2023, total costs expected to be incurred under the 2023 Restructure Plan were approximately $170 million and the plan was substantially completed.

Changes in our restructure liability (included in accounts payable and accrued expenses) for the nine months ended June 1, 2023 were as follows:

Employee Severance

Restructure liability as of September 1, 2022	$—
Costs incurred and charged to expense	163
Costs paid or otherwise settled	(117)
Restructure liability as of June 1, 2023	$46

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Litigation contingency accrual	$68	$—	$68	$—
(Gain) loss on disposition of property, plant, and equipment	(24)	(5)	(46)	(16)
Other	4	(1)	7	5
	$48	$(6)	$29	$(11)

Other Non-Operating Income (Expense), Net

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Gain (loss) on debt repurchases	$—	$—	$—	$(83)
Other	—	8	(2)	22
	$—	$8	$(2)	$(61)

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Income (loss) before taxes	$(1,753)	$2,988	$(4,200)	$8,018
Income tax (provision) benefit	(139)	(358)	(201)	(832)
Effective tax rate	(7.9)%	12.0%	(4.8)%	10.4%

The changes in our effective tax rate for the third quarter and first nine months of 2023 as compared to the corresponding periods of 2022 were primarily due to pre-tax losses incurred in the first nine months of 2023. Despite a consolidated pre-tax loss on a worldwide basis, we have taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of a loss before taxes and geographic mix of income, the benefit from tax incentive arrangements was not material for the third quarter and first nine months of 2023. These arrangements reduced our tax provision by $361 million (benefiting our diluted earnings per share by $0.32) and $955 million ($0.85 per diluted share) for the third quarter and first nine months of 2022, respectively.

28 | 2023 Q3 10-Q

Earnings Per Share

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Net income (loss) – Basic and Diluted	$(1,896)	$2,626	$(4,403)	$7,195

Weighted-average common shares outstanding – Basic	1,094	1,112	1,092	1,117
Dilutive effect of equity plans	—	9	—	10
Weighted-average common shares outstanding – Diluted	1,094	1,121	1,092	1,127

Earnings (loss) per share
Basic	$(1.73)	$2.36	$(4.03)	$6.44
Diluted	(1.73)	2.34	(4.03)	6.38

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 31 million and 33 million for the third quarter and first nine months of 2023, respectively, and were 4 million and 3 million for the third quarter and first nine months of 2022.

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

	Quarter ended		Nine months ended
	June 1, 2023	June 2, 2022	June 1, 2023	June 2, 2022

Revenue
CNBU	$1,389	$3,895	$4,510	$10,762
MBU	819	1,967	2,419	5,749
EBU	912	1,435	2,777	3,932
SBU	627	1,341	1,814	3,662
All Other	5	4	10	10
	$3,752	$8,642	$11,530	$24,115

Operating income (loss)
CNBU	$(337)	$1,778	$(182)	$4,864
MBU	(478)	640	(1,017)	1,852
EBU	65	504	347	1,347
SBU	(601)	221	(1,215)	551
All Other	2	1	6	5
	(1,349)	3,144	(2,061)	8,619

Unallocated
Provision to write down inventories to net realizable value	(401)	—	(1,831)	—
Lower costs from sale of inventory written down in prior periods	281	—	281	—
Stock-based compensation	(151)	(135)	(413)	(370)
Restructure and asset impairments	(68)	—	(167)	(43)
Litigation contingency accrual	(68)	—	(68)	—
Other	(5)	(5)	(14)	(25)
	(412)	(140)	(2,212)	(438)

Operating income (loss)	$(1,761)	$3,004	$(4,273)	$8,181

30 | 2023 Q3 10-Q

Certain Concentrations

Revenue for key market segments as an approximate percent of total revenue is presented in the table below:

Nine months ended	June 1, 2023	June 2, 2022

Automotive, industrial, and consumer	25%	15%
Enterprise and cloud server	20%	20%
Client and graphics	20%	20%
Mobile	20%	25%
SSDs and other storage	15%	15%

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

32 | 2023 Q3 10-Q

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

Industry Conditions

The memory and storage industry environment deteriorated sharply in the fourth quarter of 2022 through the first nine months of 2023 due to weak demand in many end markets combined with global and macroeconomic challenges and reduced demand resulting from customer adjustments to lower elevated inventory levels. This led to significant reductions in average selling prices and bit shipments for both DRAM and NAND, resulting in declines in revenue across all our business segments and nearly all our end markets. Due to the challenging pricing environment, we recognized charges of $401 million and $1.43 billion to write down inventories to their estimated net realizable value in the third and second quarters of 2023, respectively. Further write-downs of inventories in future quarters could occur if pricing expectations deteriorate. The ongoing improvement of customer inventories and memory content growth are driving higher industry demand in the second half of calendar 2023, while production cuts across the industry continue to help reduce excess supply. As a result, pricing trends have started to improve. However, given the challenging pricing environment, elevated levels of inventories for suppliers and customers, and significant supply-demand mismatch, we expect industry profitability will remain challenged into 2024.

As a result of these conditions and increases in our inventory levels, we have reduced capital expenditures and also plan to further reduce wafer starts to approach 30% in both DRAM and NAND from peak capacity. We expect reduced wafer starts will continue well into 2024 as we remain focused on managing down our inventories and controlling our supply. We recognized period costs from fabrication facility underutilization of $132 million in the third quarter of 2023 due to wafer start reductions. We estimate approximately $200 million of period costs from underutilization due to wafer start reductions in the fourth quarter of 2023. We are also taking significant steps to reduce our costs and operating expenses. These actions include the 2023 Restructure Plan discussed below and additional reductions in external spending, including implementing productivity programs across the business, suspension of our 2023 bonus company-wide, reductions in select product programs, lower discretionary spending, and cuts to 2023 executive salaries across the company.

Impact of China Cyberspace Administration Decision

On March 31, 2023, China’s Cyberspace Administration (the “CAC”) notified us that it was conducting a cybersecurity review of our products sold in China. On May 21, 2023, we received notice that the CAC had concluded its review and decided that our products presented a cybersecurity risk. As such, the CAC determined that critical information infrastructure operators in China cannot purchase Micron products. There is no list of the companies that have been designated as critical information infrastructure operators published by the Chinese government or otherwise available to us. Therefore, the impact that the CAC decision will have on our business remains uncertain and fluid. For example, several of our customers, including mobile OEMs, have been contacted by certain critical information infrastructure operators or representatives of the government in China concerning the future use of our products.

Our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors, is approximately a quarter of our worldwide revenue and remains the principal exposure to the CAC decision. Although the impact of the CAC decision remains uncertain and fluid, we currently estimate that approximately half of that China-headquartered customer revenue, which equates to a low-double-digit percentage of our worldwide revenue, is at risk of being impacted. This significant headwind is impacting our outlook and slowing our recovery. We are working to mitigate this impact over time and expect increased quarter-to-quarter revenue variability. Our long-term goal is to retain our worldwide DRAM and NAND share.

2023 Restructure Plan

We initiated the 2023 Restructure Plan in response to challenging industry conditions. Under the plan, we expect our headcount reduction to approach 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. In connection with the plan, we incurred restructure charges of $68 million and $167 million in the third quarter and first nine months of 2023, respectively, primarily related to employee severance costs. The 2023 Restructure Plan was substantially completed in the third quarter of 2023 and we expect to pay substantially all of the remaining $46 million of accrued severance in the fourth quarter of 2023. As a result of the 2023 Restructure Plan, we expect to realize cost savings of approximately $130 million per quarter (approximately 60% in cost of goods sold, 30% in R&D, and 10% in SG&A) starting in the fourth quarter of 2023. Further information on restructure activities can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.”
34 | 2023 Q3 10-Q

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2023		2023		2022		2023		2022

Revenue	$3,752	100%	$3,693	100%	$8,642	100%	$11,530	100%	$24,115	100%
Cost of goods sold	4,420	118%	4,899	133%	4,607	53%	12,511	109%	12,839	53%
Gross margin	(668)	(18)%	(1,206)	(33)%	4,035	47%	(981)	(9)%	11,276	47%

Research and development	758	20%	788	21%	773	9%	2,395	21%	2,277	9%
Selling, general, and administrative	219	6%	231	6%	264	3%	701	6%	786	3%
Restructure and asset impairments	68	2%	86	2%	—	—%	167	1%	43	—%
Other operating (income) expense, net	48	1%	(8)	—%	(6)	—%	29	—%	(11)	—%
Operating income (loss)	(1,761)	(47)%	(2,303)	(62)%	3,004	35%	(4,273)	(37)%	8,181	34%

Interest income (expense), net	8	—%	30	1%	(24)	—%	75	1%	(102)	—%
Other non-operating income (expense), net	—	—%	2	—%	8	—%	(2)	—%	(61)	—%
Income tax (provision) benefit	(139)	(4)%	(54)	(1)%	(358)	(4)%	(201)	(2)%	(832)	(3)%
Equity in net income (loss) of equity method investees	(4)	—%	13	—%	(4)	—%	(2)	—%	9	—%
Net income (loss)	$(1,896)	(51)%	$(2,312)	(63)%	$2,626	30%	$(4,403)	(38)%	$7,195	30%

Total Revenue: Total revenue for the third quarter and first nine months of 2023 has been adversely impacted by the factors described in the section titled “Industry Conditions” above.

Total revenue for the third quarter of 2023 increased 2% as compared to the second quarter of 2023 primarily due to increases in bit shipments of both DRAM and NAND products partially offset by declines in average selling prices.

•Sales of DRAM products decreased 2% primarily due to an approximate 10 percent decline in average selling prices partially offset by an increase in bit shipments in the 10 percent range.
•Sales of NAND products increased 14% primarily due to an upper-30 percent range increase in bit shipments partially offset by a mid-teens percent range decline in average selling prices.

Total revenue for the third quarter of 2023 decreased 57% as compared to the third quarter of 2022 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 57% primarily due to a low-50s percent range decline in average selling prices and decreases in bit shipments in the low-teens percent range.
•Sales of NAND products decreased 56% primarily due to a mid-50s percent range decline in average selling prices.

Total revenue for the first nine months of 2023 decreased 52% as compared to the first nine months of 2022 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 53% primarily due to a mid-40s percent range decline in average selling prices and decreases in bit shipments in the mid-teens percent range.
•Sales of NAND products decreased 51% primarily due to a mid-40s percent range decline in average selling prices and decreases in bit shipments in the 10 percent range.

Consolidated Gross Margin: Our consolidated gross margin has been adversely impacted by the factors described in the section titled “Industry Conditions” above. Our consolidated gross margin percentage improved to negative 18% for the third quarter of 2023 from negative 33% for the second quarter of 2023 primarily due to a lesser impact from charges to write down inventories to their estimated net realizable value, as detailed in “Inventory NRV write-downs” below, partially offset by the declines in average selling prices for both DRAM and NAND and higher facility underutilization costs. The inventory associated with $281 million of the inventory write-downs taken during the second quarter of 2023 has been sold through to customers as of the end of the third quarter of 2023.

Our consolidated gross margin percentage decreased to negative 18% for the third quarter of 2023 from 47% for the third quarter of 2022 primarily due to the charge to write down inventories, declines in average selling prices for both DRAM and NAND, and higher underutilization costs.

Our consolidated gross margin percentage decreased to negative 9% for the first nine months of 2023 from 47% for the first nine months of 2022 primarily due to the charges to write down inventories and declines in average selling prices for both DRAM and NAND.

Inventory NRV write-downs: Our consolidated gross margin was impacted by charges to write down inventories to their estimated net realizable value as a result of declines in average selling prices for both DRAM and NAND. As charges to write down inventories are recorded in advance of when inventories are sold, costs of goods sold in subsequent periods are lower than they otherwise would be. The impact of inventory NRV write-downs for each period reflects (1) inventory write-downs in that period, offset by (2) lower costs in that period on the sale of inventory written down in prior periods. The impacts of inventory NRV write-downs are summarized below:

	Third Quarter	Second Quarter	Third Quarter	Nine months ended
	2023	2023	2022	2023	2022

Provision to write down inventory to NRV	$(401)	$(1,430)	$—	$(1,831)	$—
Lower costs from sale of inventory written down in prior periods	281	—	—	281	—
	$(120)	$(1,430)	$—	$(1,550)	$—

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2023		2023		2022		2023		2022

CNBU	$1,389	37%	$1,375	37%	$3,895	45%	$4,510	39%	$10,762	45%
MBU	819	22%	945	26%	1,967	23%	2,419	21%	5,749	24%
EBU	912	24%	865	23%	1,435	17%	2,777	24%	3,932	16%
SBU	627	17%	507	14%	1,341	16%	1,814	16%	3,662	15%
All Other	5	—%	1	—%	4	—%	10	—%	10	—%
	$3,752		$3,693		$8,642		$11,530		$24,115
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the third quarter of 2023 as compared to the second quarter of 2023 were as follows:

•CNBU revenue increased 1% primarily due to higher bit shipments driven by growth in server and enterprise markets partially offset by declines in DRAM average selling prices.
•MBU revenue decreased 13% primarily due to declines in average selling prices for both DRAM and NAND and decreases in bit shipments due to timing of shipments between quarters.
•EBU revenue increased 5% primarily due to higher sales in automotive and consumer markets partially offset by declines in average selling prices.
•SBU revenue increased 24% primarily due to increases in bit shipments across market segments partially offset by declines in average selling prices.

36 | 2023 Q3 10-Q

Changes in revenue for each business unit for the third quarter and first nine months of 2023 as compared to the corresponding periods of 2022 were as follows:

•CNBU revenue decreased 64% and 58%, respectively, primarily due to declines in DRAM average selling prices and decreases in bit shipments.
•MBU revenue decreased 58% in each period, primarily due to declines in average selling prices for both DRAM and NAND and decreases in NAND bit shipments.
•EBU revenue decreased 36% and 29%, respectively, primarily due to declines in average selling prices and decreases in bit shipments.
•SBU revenue decreased 53% and 50%, respectively, primarily due to declines in average selling prices for NAND.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2023		2023		2022		2023		2022

CNBU	$(337)	(24)%	$(35)	(3)%	$1,778	46%	$(182)	(4)%	$4,864	45%
MBU	(478)	(58)%	(344)	(36)%	640	33%	(1,017)	(42)%	1,852	32%
EBU	65	7%	88	10%	504	35%	347	12%	1,347	34%
SBU	(601)	(96)%	(357)	(70)%	221	16%	(1,215)	(67)%	551	15%
All Other	2	40%	1	100%	1	25%	6	60%	5	50%
	$(1,349)		$(647)		$3,144		$(2,061)		$8,619
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the third quarter of 2023 as compared to the second quarter of 2023 were as follows:

•CNBU operating loss increased primarily due to declines in average selling prices and higher manufacturing costs per bit due to increased facility underutilization.
•MBU operating loss increased primarily due to declines in average selling prices for both DRAM and NAND and higher manufacturing costs per bit due to increased facility underutilization.
•EBU operating income decreased primarily due to declines in average selling prices for both DRAM and NAND.
•SBU operating loss increased primarily due to declines in average selling prices and higher manufacturing costs per bit due to increased facility underutilization.

Changes in operating income or loss for each business unit for the third quarter and first nine months of 2023 as compared to the corresponding periods of 2022 were as follows:

•CNBU operating income (loss) declined primarily due to declines in average selling prices and lower bit shipments.
•MBU operating income (loss) declined primarily due to declines in average selling prices and lower NAND bit shipments.
•EBU operating income decreased primarily due to declines in average selling prices and lower bit shipments.
•SBU operating income (loss) declined primarily due to declines in average selling prices.

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

R&D expenses for the third quarter of 2023 were 4% lower as compared to the second quarter of 2023 primarily due to lower volumes of development and prequalification wafers and decreases in employee compensation. R&D expenses for the third quarter of 2023 were relatively unchanged compared to the third quarter of 2022 as decreases in employee compensation were offset by higher depreciation expense. R&D expenses for the first nine months of 2023 were 5% higher as compared to the first nine months of 2022 primarily due to higher volumes of development and prequalification wafers and higher depreciation expense.

Selling, General, and Administrative: SG&A expenses for the third quarter of 2023 were 5% lower as compared to the second quarter of 2023 primarily due to decreases in legal fees, employee compensation, and professional services. SG&A expenses for the third quarter and first nine months of 2023 decreased 17% and 11%, respectively, as compared to the corresponding periods of 2022, primarily due to decreases in employee compensation, legal fees, professional services, and advertising.

Interest Income (Expense), Net: Interest income (expense) for the third quarter of 2023 was relatively unchanged compared to the second quarter of 2023. Interest income (expense) improved for the third quarter and first nine months of 2023 as compared to the corresponding periods of 2022, primarily as a result of increases in interest income due to higher interest rates on our cash and investments, partially offset by increases in interest expense due to higher debt balances.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine months ended
	2023	2023	2022	2023	2022

Income (loss) before taxes	$(1,753)	$(2,271)	$2,988	$(4,200)	$8,018
Income tax (provision) benefit	(139)	(54)	(358)	(201)	(832)
Effective tax rate	(7.9)%	(2.4)%	12.0%	(4.8)%	10.4%

The changes in our effective tax rate for the third quarter and first nine months of 2023 as compared to the corresponding periods of 2022 were primarily due to pre-tax losses incurred in the first nine months of 2023. Despite a consolidated pre-tax loss on a worldwide basis, we have taxes payable in certain geographies due to minimum taxable income reportable in those geographies. The increase in our effective tax rate for the third quarter of 2023 as compared to the second quarter of 2023 was driven by discrete items related to tax return filings and changes in current and prior year uncertain tax positions.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of a loss before taxes and geographical mix of income, the benefit from tax incentive arrangements was not material for the first nine months of 2023. These arrangements reduced our tax provision by $361 million (benefiting our diluted earnings per share by $0.32) for the third quarter of 2022 and $955 million ($0.85 per diluted share) for the first nine months of 2022.

Other: Further information on other items can be found in the following notes contained in “Item 1. Financial Statements – Notes to Consolidated Financial Statements”:
•Equity Plans
•Restructure and Asset Impairments
•Other Operating (Income) Expense, Net
•Other Non-Operating Income (Expense), Net

38 | 2023 Q3 10-Q

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $11.33 billion as of June 1, 2023, and $10.98 billion as of September 1, 2022. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of June 1, 2023, $1.98 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of June 1, 2023, $2.50 billion was available to draw under our Revolving Credit Facility. On March 27, 2023, we entered into amendments to the Term Loan Agreement and the agreements governing the Revolving Credit Facility and the 2024 Term Loan A to revise the leverage ratio covenant in each such agreement, as further described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2023 for property, plant, and equipment, net of partner contributions, to be approximately $7.0 billion. Actual amounts for 2023 will vary depending on market conditions. As of June 1, 2023, we had purchase obligations of approximately $2.70 billion for the acquisition of property, plant, and equipment, of which approximately $1.74 billion is expected to be paid within one year. For a description of other contractual obligations, such as leases, debt, and commitments, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” “ – Debt,” and “ – Commitments.”

To support expected memory demand in the second half of the decade, we plan to add new DRAM wafer capacity. Following the enactment of the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”), we announced plans to invest in two leading-edge memory manufacturing fabs in the United States, contingent on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab is expected to begin in calendar 2023 with DRAM production targeted to start in calendar 2025 and first output in early calendar 2026. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing fab in Clay, New York. We plan to start site preparation work in calendar 2023 and expect construction to begin in calendar 2024, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to fulfill our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends.

We are also advancing our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. We intend to make investments at our back-end facility in Xi’an, China, including a new building to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China from the Xi’an facility. We also intend to build a new assembly and test facility in Gujarat, India to address demand in the latter half of this decade.

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

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through June 1, 2023, we had repurchased an aggregate of $6.89 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On June 28, 2023, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 25, 2023, to shareholders of record as of the close of business on July 10, 2023. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	Nine months ended
	2023	2022

Net cash provided by operating activities	$1,310	$11,404
Net cash provided by (used for) investing activities	(5,361)	(7,761)
Net cash provided by (used for) financing activities	5,095	(2,140)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(13)	(71)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,031	$1,432

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for the first nine months of 2023 as compared to the first nine months of 2022 was primarily due to a net loss in the current year adjusted for non-cash items and the effect of an increase in inventories and a decline in accounts payable and accrued expenses, partially offset by a decrease in receivables.

Investing Activities: For the first nine months of 2023, net cash used for investing activities consisted primarily of $6.22 billion of expenditures for property, plant, and equipment; inflows of $248 million of partner contributions for capital expenditures; and $696 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

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

Financing Activities: For the first nine months of 2023, net cash provided by financing activities consisted primarily of $3.20 billion of proceeds from our 2025, 2026, and 2027 Term Loan A borrowings, $1.27 billion from the issuance of the 2029 B Notes, $896 million from the issuance of the 2033 B Notes, $749 million from the issuance of the 2033 A Notes, and $599 million from the issuance of the 2028 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” Cash used for financing activities included $706 million for repayments of debt, $425 million for the acquisition of 8.6 million shares of our common stock under our share repurchase authorization, $378 million for payments of dividends to shareholders, and $112 million of payments on equipment purchase contracts.

40 | 2023 Q3 10-Q

For the first nine months of 2022, net cash used for financing activities included $2.01 billion for repayments of debt primarily to redeem the 2023 Notes and 2024 Notes, $1.65 billion for the acquisition of 22.2 million shares of our common stock under our share repurchase authorization, $335 million for payments of dividends to shareholders, and $132 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes.

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

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices, future sales volumes, and estimated costs to complete. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends, and other information. Actual selling prices and volumes may vary significantly from projected prices and volumes due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. For example, a 5% decrease in forecasted average selling prices would have increased the estimated inventory net realizable value write-down in the third quarter of 2023 by approximately $500 million. Due to the volatile nature of the semiconductor memory and storage markets, actual selling prices and volumes often vary significantly from projected prices and volumes; as a result, the timing of when product costs are charged to operations can vary significantly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to our indebtedness. As of June 1, 2023 and September 1, 2022, we had fixed-rate debt with an aggregate carrying value of $7.52 billion and $4.03 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. In the first nine months of 2023, we issued $3.50 billion principal amount of new fixed-rate debt. We estimate that, as of June 1, 2023 and September 1, 2022, a hypothetical 1% decrease in market interest rates would increase the fair value of our fixed-rate debt by approximately $495 million and $275 million, respectively.

As of June 1, 2023 and September 1, 2022, we had floating-rate debt as well as fixed-rate debt that is swapped to floating-rate debt with an aggregate principal amount of $4.66 billion and $2.09 billion, respectively. In the first nine months of 2023, we borrowed $3.20 billion principal amount of new floating-rate debt. We estimate that, as of June 1, 2023 and September 1, 2022, a hypothetical 1% increase in the interest rates of this floating-rate debt would result in an increase in annual interest expense of approximately $47 million and $21 million, respectively.

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

During the third quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 1, 2022, and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Reports on Form 10-Q for the first and second quarters of 2023.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

42 | 2023 Q3 10-Q

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
•a range of factors that may adversely affect our gross margins;
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

Risks Related to Laws and Regulations
•impacts of government actions and compliance with tariffs, trade restrictions, and/or trade regulations;
•tax expense and tax laws in key jurisdictions; and
•compliance with laws, regulations, or industry standards, including ESG considerations.

Risks Related to Capitalization and Financial Markets
•our ability to generate sufficient cash flows or obtain access to external financing;
•our debt obligations;
•changes in foreign currency exchange rates;
•counterparty default risk;
•volatility in the trading price of our common stock; and
•fluctuations in the amount and frequency of our common stock repurchases and payment of cash dividends and resulting impacts.

Risks Related to Our Business, Operations, and Industry

Volatility in average selling prices for our semiconductor memory and storage products may adversely affect our business.

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. For example, average selling prices for both DRAM and NAND declined approximately 50% for the third quarter of 2023 as compared to the fourth quarter of 2022. Since 2017, annual percentage changes in DRAM average selling prices have ranged from approximately plus 35% to minus 35%. Since 2017, annual percentage changes in NAND average selling prices have ranged from nearly flat to approximately minus 50%. In current and recent periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Average selling prices for our products that decline faster than our costs have recently had an adverse effect on our business and results of operations, and could have a material adverse effect on our business, results of operations, or financial condition.

Our gross margins may be adversely affected by a range of factors.

Our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs. Factors that may limit our ability to reduce our per gigabit manufacturing costs at sufficient levels to prevent deterioration of or improve gross margins include, but are not limited to:

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

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Conditions” for information regarding our current underutilization. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization and corresponding increases in our per gigabit manufacturing costs have resulted in higher inventory carrying costs, and have had, and may continue to have, an adverse effect our gross margins, business, results of operations, or financial condition.

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. Our manufacturing costs on a per gigabit basis vary across our portfolio as they are largely influenced by the technology node in which the solution was developed. We strive to balance our demand and supply for each technology node, but the dynamics of our markets and our customers can create periods of imbalance, which can lead us to carry elevated inventory levels. Consequently, we may incur charges in connection with obsolete or excess inventories, or we may not fully recover our costs, which would reduce our gross margins. For example, in the first nine months of 2023, we recorded aggregate charges of $1.83 billion to write down the carrying value of our inventories to their estimated net realizable value. In addition, due to the customized nature of certain products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods.

44 | 2023 Q3 10-Q

In addition, if we are unable to supply products that meet customer design and performance specifications, we may be required to sell such products at lower average selling prices, which may reduce our gross margins. Our gross margins may also be impacted by shifts in product mix, driven by our strategy to optimize our portfolio to best respond to changing market dynamics.

Our inability to prevent deterioration of or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

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

In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities, such as Yangtze Memory Technologies Co., Ltd. (“YMTC”) and ChangXin Memory Technologies, Inc. (“CXMT”). In addition, the Chinese government may restrict us from fully participating in the China market or may prevent us from competing effectively with Chinese companies. For example, following the May 21, 2023 conclusion of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China cannot purchase Micron products, which we expect will negatively impact our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Some revenue with customers headquartered outside of China could also be impacted. As we try to mitigate possible impacts due to the CAC decision, revenue may come at lower prices or gross margins due to product or customer mix changes, which may impact our business results. Further actions by China could impact additional revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

46 | 2023 Q3 10-Q

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

Following the May 21, 2023 conclusion of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China cannot purchase Micron products, which we expect will negatively impact our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Some revenue with customers headquartered outside of China could also be impacted. As we try to mitigate possible impacts due to the CAC decision, revenue may come at lower prices or gross margins due to product or customer mix changes, which may impact our business results. Further actions by China could impact additional revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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
48 | 2023 Q3 10-Q

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

The effects of the public health crisis caused by the COVID-19 pandemic and the measures to limit COVID-19’s impact on our business, results of operations, and financial condition are uncertain and difficult to predict, but may include, and in some cases, have included and may continue to include:

•Disruptions to supply chains, construction projects, or our operations or those of our subcontractors;
•Increased costs or unavailability of inputs necessary for the operation of our business; and
•Impacts to customer demand, resulting in industry oversupply and declines in pricing for our products.

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

50 | 2023 Q3 10-Q

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons, employees, former employees, or other third parties may gain access to our facilities or technology infrastructure and systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. This risk is exacerbated as competitors for talent, particularly engineering talent, attempt to hire our employees. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, computer denial-of-service attacks, worms, supply chain attacks, social engineering, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts may create a heightened risk of cyberattacks. Breaches of our physical security, attacks on our technology infrastructure and systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

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

52 | 2023 Q3 10-Q

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

54 | 2023 Q3 10-Q

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

56 | 2023 Q3 10-Q

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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. For example, following the May 21, 2023 conclusion of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China cannot purchase Micron products, which we expect will negatively impact our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Some revenue with customers headquartered outside of China could also be impacted. As we try to mitigate possible impacts due to the CAC decision, revenue may come at lower prices or gross margins due to product or customer mix changes, which may impact our business results. Further actions by China could impact additional revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

58 | 2023 Q3 10-Q

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Beginning in 2024, the Inflation Reduction Act of 2022 imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. The impact of this tax will depend on our facts in each year, anticipated guidance from the U.S. Department of the Treasury, and other developing global tax legislation. We are in the process of assessing whether the book minimum tax would impact our effective tax rate. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. The directive is expected to be enacted into the national law of the EU member states by December 31, 2023. If similar directives under Pillar Two are adopted by taxing authorities in other countries where we do business, such changes could have a material adverse effect on our business, results of operations, or financial condition.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of June 1, 2023, we had debt with a carrying value of $13.25 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

60 | 2023 Q3 10-Q

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our Revolving Credit Facility. In light of industry conditions, in the second quarter of 2023, we amended the financial covenants in our Revolving Credit Facility and term loan agreements. See “Part I. Financial Information - Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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

The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. Our expenditures for share repurchases were $2.43 billion in 2022, $1.20 billion in 2021, $176 million in 2020, and $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

62 | 2023 Q3 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended June 1, 2023, we did not repurchase any common stock under the authorization and as of June 1, 2023, $3.11 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from this Item 2.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.1	Indenture, dated February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee		8-K		4.1	2/6/19
4.2	Seventh Supplemental Indenture, dated as of April 11, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/11/23
4.3	Form of Note for Micron Technology, Inc.’s 5.375% Senior Notes due 2028		8-K		4.3	4/11/23
4.4	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033		8-K		4.4	4/11/23
10.1	Amendment No. 2 to Credit Agreement, dated as of June 7, 2023, by HSBC Bank USA, National Association, as administrative agent	X
10.2	Amendment No. 2 to Term Loan Credit Agreement, dated as of June 7, 2023, by Wells Fargo Bank, National Association, as administrative agent	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

64 | 2023 Q3 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	June 29, 2023	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)