Form 10-Q
period 2023-11-30
MICRON TECHNOLOGY INC
filed 2023-12-21
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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

The number of outstanding shares of the registrant’s common stock as of December 14, 2023 was 1,103,908,880.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due October 2024	2051 Notes	3.477% Senior Notes due November 2051
2025 Term Loan A	Senior Term Loan A due November 2025	CAC	China’s Cyberspace Administration
2026 Term Loan A	Senior Term Loan A due November 2026	DDR	Double data rate DRAM
2027 Term Loan A	Senior Term Loan A due November 2027	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2026 Notes	4.975% Senior Notes due February 2026	EUV	Extreme ultraviolet lithography
2027 Notes	4.185% Senior Notes due February 2027	HBM	High-bandwidth memory, a stacked DRAM technology optimized for memory-bandwidth intensive applications
2028 Notes	5.375% Senior Notes due April 2028	LPDRAM	Low-power DRAM
2029 A Notes	5.327% Senior Notes due February 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2029 B Notes	6.750% Senior Notes due November 2029	Micron	Micron Technology, Inc. (Parent Company)
2030 Notes	4.663% Senior Notes due February 2030	NRV	Net realizable value
2032 Green Bonds	2.703% Senior Notes due April 2032	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2033 A Notes	5.875% Senior Notes due February 2033	SOFR	Secured Overnight Financing Rate
2033 B Notes	5.875% Senior Notes due September 2033	SSD	Solid state drive
2041 Notes	3.366% Senior Notes due November 2041

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

3 | 2024 Q1 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding potential change in our effective tax rate; the timing for construction and ramping of production for new memory manufacturing fabs in the United States; intent to make investments at our backend facility in Xi’an, China and build a new assembly and test facility in Gujarat, India; expected wafer starts and underutilization charges for the second quarter of 2024, the payment of future cash dividends; market conditions and profitability in our industry; the impact of the Cyberspace Administration of China decision; capital spending in 2024; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	November 30, 2023	December 1, 2022

Revenue	$4,726	$4,085
Cost of goods sold	4,761	3,192
Gross margin	(35)	893

Research and development	845	849
Selling, general, and administrative	263	251
Restructure and asset impairments	—	13
Other operating (income) expense, net	(15)	(11)
Operating income (loss)	(1,128)	(209)

Interest income	132	88
Interest expense	(132)	(51)
Other non-operating income (expense), net	(27)	(4)
	(1,155)	(176)

Income tax (provision) benefit	(73)	(8)
Equity in net income (loss) of equity method investees	(6)	(11)
Net income (loss)	$(1,234)	$(195)

Earnings (loss) per share
Basic	$(1.12)	$(0.18)
Diluted	(1.12)	(0.18)

Number of shares used in per share calculations
Basic	1,100	1,090
Diluted	1,100	1,090

See accompanying notes to consolidated financial statements.
5 | 2024 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

Three months ended	November 30, 2023	December 1, 2022

Net income (loss)	$(1,234)	$(195)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	44	108
Unrealized gains (losses) on investments	7	(19)
Pension liability adjustments	2	1
Foreign currency translation adjustments	(1)	(3)
Other comprehensive income (loss)	52	87
Total comprehensive income (loss)	$(1,182)	$(108)

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	November 30, 2023	August 31, 2023

Assets
Cash and equivalents	$8,075	$8,577
Short-term investments	973	1,017
Receivables	2,943	2,443
Inventories	8,276	8,387
Other current assets	791	820
Total current assets	21,058	21,244
Long-term marketable investments	720	844
Property, plant, and equipment	37,677	37,928
Operating lease right-of-use assets	648	666
Intangible assets	416	404
Deferred tax assets	781	756
Goodwill	1,150	1,150
Other noncurrent assets	1,326	1,262
Total assets	$63,776	$64,254

Liabilities and equity
Accounts payable and accrued expenses	$3,946	$3,958
Current debt	908	278
Other current liabilities	1,108	529
Total current liabilities	5,962	4,765
Long-term debt	12,597	13,052
Noncurrent operating lease liabilities	601	603
Noncurrent unearned government incentives	705	727
Other noncurrent liabilities	1,026	987
Total liabilities	20,891	20,134

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,245 shares issued and 1,104 outstanding (1,239 shares issued and 1,098 outstanding as of August 31, 2023)	124	124
Additional capital	11,217	11,036
Retained earnings	39,356	40,824
Treasury stock, 141 shares held (141 shares as of August 31, 2023)	(7,552)	(7,552)
Accumulated other comprehensive income (loss)	(260)	(312)
Total equity	42,885	44,120
Total liabilities and equity	$63,776	$64,254

See accompanying notes to consolidated financial statements.
7 | 2024 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	(1,234)	—	—	(1,234)
Other comprehensive income (loss), net	—	—	—	—	—	52	52
Stock issued under stock plans	8	—	9	—	—	—	9
Stock-based compensation expense	—	—	188	—	—	—	188
Repurchase of stock - withholdings on employee equity awards	(2)	—	(16)	(105)	—	—	(121)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(129)	—	—	(129)
Balance at November 30, 2023	1,245	$124	$11,217	$39,356	$(7,552)	$(260)	$42,885

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 1, 2022	1,226	$123	$10,197	$47,274	$(7,127)	$(560)	$49,907
Net income (loss)	—	—	—	(195)	—	—	(195)
Other comprehensive income (loss), net	—	—	—	—	—	87	87
Stock issued under stock plans	8	—	7	—	—	—	7
Stock-based compensation expense	—	—	146	—	—	—	146
Repurchase of stock - repurchase program	—	—	—	—	(425)	—	(425)
Repurchase of stock - withholdings on employee equity awards	(2)	—	(15)	(80)	—	—	(95)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(126)	—	—	(126)
Balance at December 1, 2022	1,232	$123	$10,335	$46,873	$(7,552)	$(473)	$49,306

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Three months ended	November 30, 2023	December 1, 2022

Cash flows from operating activities
Net income (loss)	$(1,234)	$(195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,915	1,921
Stock-based compensation	188	146
Change in operating assets and liabilities:
Receivables	(501)	1,842
Inventories	111	(1,697)
Accounts payable and accrued expenses	271	(630)
Other current liabilities	579	(430)
Other	72	(14)
Net cash provided by operating activities	1,401	943

Cash flows from investing activities
Expenditures for property, plant, and equipment	(1,796)	(2,449)
Purchases of available-for-sale securities	(199)	(90)
Proceeds from maturities and sales of available-for-sale securities	374	362
Proceeds from government incentives	85	2
Other	(22)	(91)
Net cash provided by (used for) investing activities	(1,558)	(2,266)

Cash flows from financing activities
Payments of dividends to shareholders	(129)	(126)
Payments on equipment purchase contracts	(56)	(47)
Repayments of debt	(53)	(20)
Repurchases of common stock - repurchase program	—	(425)
Proceeds from issuance of debt	—	3,349
Other	(114)	(99)
Net cash provided by (used for) financing activities	(352)	2,632

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(1)	(6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(510)	1,303
Cash, cash equivalents, and restricted cash at beginning of period	8,656	8,339
Cash, cash equivalents, and restricted cash at end of period	$8,146	$9,642

See accompanying notes to consolidated financial statements.
9 | 2024 Q1 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended August 31, 2023. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended August 31, 2023.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 31, 2023.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2024 and 2023 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 31, 2023.

Variable Interest Entities

A number of special purpose entities (the "Lease SPEs") were created by a third-party to facilitate equipment lease financing transactions between us and financial institutions that fund the lease financing transactions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the Lease SPEs. The Lease SPEs are variable interest entities because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the Lease SPEs are merely financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We have determined that we do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and we do not consolidate the Lease SPEs. As of November 30, 2023, we had approximately $250 million of financial lease liabilities and right-of-use assets under these arrangements.

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	As of November 30, 2023				As of August 31, 2023
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$5,400	$—	$—	$5,400	$5,771	$—	$—	$5,771
Level 1(2)
Money market funds	1,570	—	—	1,570	1,629	—	—	1,629
Level 2(3)
Certificates of deposit	1,090	26	—	1,116	1,172	25	—	1,197
Corporate bonds	—	681	359	1,040	—	737	437	1,174
Asset-backed securities	—	16	349	365	—	15	387	402
Government securities	15	152	12	179	5	131	20	156
Commercial paper	—	98	—	98	—	109	—	109
	8,075	$973	$720	$9,768	8,577	$1,017	$844	$10,438
Restricted cash(4)	71				79
Cash, cash equivalents, and restricted cash	$8,146				$8,656
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of November 30, 2023 or August 31, 2023.
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

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $188 million and $218 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of November 30, 2023 and August 31, 2023, respectively. We recognized losses in other non-operating income (expense) on our non-marketable investments of $31 million for the first quarter of 2024 and net losses of $7 million for the first quarter of 2023. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

11 | 2024 Q1 10-Q

Receivables

As of	November 30, 2023	August 31, 2023

Trade receivables	$2,478	$2,048
Income and other taxes	217	194
Other	248	201
	$2,943	$2,443

Inventories

As of	November 30, 2023	August 31, 2023

Finished goods	$1,282	$1,616
Work in process	6,334	6,111
Raw materials and supplies	660	660
	$8,276	$8,387

Property, Plant, and Equipment

As of	November 30, 2023	August 31, 2023

Land	$283	$283
Buildings	18,652	17,967
Equipment(1)	66,392	65,555
Construction in progress(2)	2,215	2,464
Software	1,377	1,316
	88,919	87,585
Accumulated depreciation	(51,242)	(49,657)
	$37,677	$37,928
(1)Includes costs related to equipment not placed into service of $2.88 billion as of November 30, 2023 and $2.91 billion as of August 31, 2023.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets

	As of November 30, 2023			As of August 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$631	$(226)	$405	$613	$(209)	$404
Other	11	—	11	—	—	—
	$642	$(226)	$416	$613	$(209)	$404

In the first quarters of 2024 and 2023, we capitalized $22 million and $30 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively. Amortization expense was $20 million and $23 million for the first three months of 2024 and 2023, respectively. Expected amortization expense is $59 million for the remainder of 2024, $54 million for 2025, $50 million for 2026, $46 million for 2027, and $44 million for 2028.

Leases

The components of lease cost are presented below:

Three months ended	November 30, 2023	December 1, 2022

Finance lease cost
Amortization of right-of-use asset	$32	$24
Interest on lease liability	6	6
Operating lease cost(1)	33	36
	$71	$66
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Three months ended	November 30, 2023	December 1, 2022

Cash flows used for operating activities
Finance leases	$6	$5
Operating leases	33	33
Cash flows used for financing activities – Finance leases	27	20
Noncash acquisitions of right-of-use assets
Finance leases	217	43
Operating leases	—	35

Supplemental balance sheet information related to leases was as follows:

As of	November 30, 2023	August 31, 2023

Finance lease right-of-use assets (included in property, plant, and equipment)	$1,497	$1,311
Current operating lease liabilities (included in accounts payable and accrued expenses)	62	66

Weighted-average remaining lease term (in years)
Finance leases	8	9
Operating leases	11	11
Weighted-average discount rate
Finance leases	4.25%	3.86%
Operating leases	3.23%	3.21%

13 | 2024 Q1 10-Q

As of November 30, 2023, maturities of lease liabilities by fiscal year were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2024	$204	$50
2025	255	77
2026	241	76
2027	235	76
2028	225	74
2029 and thereafter	541	453
Less imputed interest	(220)	(143)
	$1,481	$663

The table above excludes obligations for leases that have been executed but have not yet commenced. As of November 30, 2023, excluded obligations consisted of $122 million of finance lease obligations over a weighted-average period of 8 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	November 30, 2023	August 31, 2023

Accounts payable	$1,721	$1,725
Property, plant, and equipment	1,197	1,419
Salaries, wages, and benefits	621	367
Income and other taxes	97	67
Other	310	380
	$3,946	$3,958

Debt

	As of November 30, 2023					As of August 31, 2023
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2024 Term Loan A	6.163%	6.20%	$587	$—	$587	$—	$587	$587
2025 Term Loan A	6.698%	6.83%	—	1,050	1,050	—	1,050	1,050
2026 Term Loan A	6.823%	6.96%	49	909	958	49	921	970
2027 Term Loan A	6.948%	7.09%	57	1,049	1,106	57	1,063	1,120
2026 Notes	4.975%	5.07%	—	499	499	—	499	499
2027 Notes(1)	4.185%	4.27%	—	797	797	—	798	798
2028 Notes	5.375%	5.52%	—	597	597	—	596	596
2029 A Notes	5.327%	5.40%	—	697	697	—	697	697
2029 B Notes	6.750%	6.54%	—	1,263	1,263	—	1,263	1,263
2030 Notes	4.663%	4.73%	—	847	847	—	846	846
2032 Green Bonds	2.703%	2.77%	—	995	995	—	995	995
2033 A Notes	5.875%	5.96%	—	745	745	—	745	745
2033 B Notes	5.875%	6.01%	—	890	890	—	890	890
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
Finance lease obligations	N/A	4.25%	215	1,266	1,481	172	1,109	1,281
			$908	$12,597	$13,505	$278	$13,052	$13,330
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

Revolving Credit Facility

As of November 30, 2023, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Under the Revolving Credit Facility, borrowings would generally bear interest at a rate equal to adjusted term SOFR plus 1.00% to 1.75%, depending on our corporate credit ratings. Adjusted term SOFR for the Revolving Credit Facility agreement is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty.

The Revolving Credit Facility requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00. On March 27, 2023, we amended the Revolving Credit Facility to provide that in lieu of the foregoing leverage ratio, during the fourth quarter of 2023 and each quarter of 2024, we will be required to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00. Alternatively, for up to three of such five quarters, we may elect to comply with a requirement of minimum liquidity, as defined in the Revolving Credit Facility, of not less than $5.0 billion. In the fourth quarter of 2023 and first quarter of 2024, we complied with the net leverage ratio requirement. Each of the leverage ratio and net leverage ratio maximums, as applicable, is subject to a temporary four quarter increase in such ratio to 3.75 to 1.00 following certain material acquisitions.

15 | 2024 Q1 10-Q

Maturities of Notes Payable

As of November 30, 2023, maturities of notes payable by fiscal year were as follows:

Remainder of 2024	$81
2025	695
2026	1,659
2027	1,780
2028	1,492
2029 and thereafter	6,450
Unamortized issuance costs, discounts, and premium, net	(32)
Hedge accounting fair value adjustment	(101)
$12,024

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

On March 19, 2018, Micron Semiconductor (Xi’an) Co., Ltd. (“MXA”) was served with a patent infringement complaint filed by Fujian Jinhua Integrated Circuit Co., Ltd. (“Jinhua”) in the Fuzhou Intermediate People’s Court in Fujian Province, China (the “Fuzhou Court”). On April 3, 2018, Micron Semiconductor (Shanghai) Co. Ltd. (“MSS”) was served with the same complaint. The complaint alleged that MXA and MSS infringed one Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint sought an order requiring MXA and MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred. On December 4, 2023, Micron and Jinhua entered a settlement agreement under which Jinhua will file an application to the Fuzhou Court to withdraw its complaints against MXA and MSS.

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

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and an additional complaint filed by UMC in the Fuzhou Court. The additional complaints alleged that MSS infringed two Chinese patents by manufacturing and selling certain Crucial MX300 SSDs. The complaint filed by UMC sought an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua sought an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred. On November 26, 2021, pursuant to a settlement agreement between UMC and Micron, UMC filed an application to the Fuzhou Court to withdraw its complaint against MSS. On December 4, 2023, Micron and Jinhua entered a settlement agreement under which Jinhua will file an application to the Fuzhou Court to withdraw its complaint against MSS.

On July 5, 2018, MXA and MSS were notified that the Fuzhou Court granted a preliminary injunction against those entities that enjoins them from manufacturing, selling, or importing certain Crucial and Ballistix-branded DRAM modules and solid-state drives in China. On December 4, 2023, Micron and Jinhua entered a settlement agreement under which Jinhua will file an application to the Fuzhou Court to withdraw the injunction.

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

On November 9, 2023, Yangtze Memory Technologies Company, Ltd. (“YMTC”) filed a patent infringement complaint against Micron and one of its subsidiaries in the U.S. District Court for the Northern District of California. The complaint alleges that eight U.S. patents are infringed by certain of our 3D NAND products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

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

17 | 2024 Q1 10-Q

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

Securities Matters

On February 9, 2021, a derivative complaint was filed by a shareholder against Sanjay Mehrotra and other current and former directors of Micron, allegedly on behalf of and for the benefit of Micron, in the U.S. District Court for the District of Delaware alleging violations of securities laws, breaches of fiduciary duties, and other violations of law involving allegedly false and misleading statements about Micron’s commitment to diversity and progress in diversifying its workforce, executive leadership, and Board of Directors. The complaint sought damages, fees, interest, costs, and an order requiring Micron to take various actions to allegedly improve its corporate governance and internal procedures. On November 2, 2023, the District Court granted the defendants’ motion to dismiss the complaint.

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

Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. No shares were repurchased in the first quarter of 2024. Through November 30, 2023, we had repurchased an aggregate of $6.89 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

In the first quarter of 2024, we declared and paid dividends of $129 million ($0.115 per share). On December 20, 2023, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 18, 2024, to shareholders of record as of the close of business on January 2, 2024.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 30, 2023 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 31, 2023	$(304)	$(41)	$36	$(3)	$(312)
Other comprehensive income (loss) before reclassifications	14	7	—	(1)	20
Amount reclassified out of accumulated other comprehensive income (loss)	44	—	2	—	46
Tax effects	(14)	—	—	—	(14)
Other comprehensive income (loss)	44	7	2	(1)	52
As of November 30, 2023	$(260)	$(34)	$38	$(4)	$(260)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of November 30, 2023		As of August 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$11,651	$12,024	$11,549	$12,049

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

19 | 2024 Q1 10-Q

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of November 30, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,057	$34	$(139)
Cash flow commodity hedges	310	25	(2)
Fair value interest rate hedges	900	—	(101)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,860	23	(20)
		$82	$(262)

As of August 31, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,873	$16	$(180)
Cash flow commodity hedges	331	45	—
Fair value interest rate hedges	900	—	(100)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,839	2	(17)
		$63	$(297)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We recognized gains from cash flow hedges of $53 million for the first quarter of 2023 in accumulated other comprehensive income (loss). The amounts recognized in the first quarter of 2024 were not significant. As of November 30, 2023, we expect to reclassify $153 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

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

Equity Plans

As of November 30, 2023, 74 million shares of our common stock were available for future awards under our equity plans, including 14 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Three months ended	November 30, 2023	December 1, 2022

Restricted stock award shares granted	12	14
Weighted-average grant-date fair value per share	$67.36	$53.94

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $94 million and $88 million was capitalized and remained in inventory as of November 30, 2023 and August 31, 2023, respectively.

Three months ended	November 30, 2023	December 1, 2022

Stock-based compensation expense by caption
Research and development	$68	$53
Cost of goods sold	67	36
Selling, general, and administrative	47	37
	$182	$126

Stock-based compensation expense by type of award
Restricted stock awards	$163	$109
ESPP	19	17
	$182	$126

As of November 30, 2023, $1.84 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2028, resulting in a weighted-average period of 1.4 years.

21 | 2024 Q1 10-Q

Revenue and Customer Contract Liabilities

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of November 30, 2023, our future performance obligations beyond one year were not significant.

Revenue by Technology

Three months ended	November 30, 2023	December 1, 2022

DRAM	$3,427	$2,829
NAND	1,230	1,103
Other (primarily NOR)	69	153
	$4,726	$4,085

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Customer Contract Liabilities

Contract liabilities from customer prepayments made to secure product supply in future periods were approximately $600 million as of November 30, 2023 and were reported within other current liabilities.

As of November 30, 2023 and August 31, 2023, other current liabilities also included $455 million and $453 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	November 30, 2023	December 1, 2022

Income (loss) before taxes	$(1,155)	$(176)
Income tax (provision) benefit	(73)	(8)
Effective tax rate	(6.3)%	(4.5)%

For the first quarter of 2024, we recorded tax expense based on actual first quarter results for jurisdictions where small changes in our projected pre-tax income may cause significant changes in the estimated annual effective tax rate.

The change in our effective tax rate for the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to changes in levels of profitability, interim tax expense methodology, and our geographic mix of earnings. Despite a consolidated pre-tax loss on a worldwide basis, we have taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of a loss before taxes and geographic mix of income, the benefit from tax incentive arrangements was not material for the first quarters of 2024 and 2023.

Earnings Per Share

Three months ended	November 30, 2023	December 1, 2022

Net income (loss) – Basic and Diluted	$(1,234)	$(195)

Weighted-average common shares outstanding – Basic and Diluted	1,100	1,090

Earnings (loss) per share
Basic	$(1.12)	$(0.18)
Diluted	(1.12)	(0.18)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 35 million for the first quarter of 2024 and 2023.

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

23 | 2024 Q1 10-Q

Three months ended	November 30, 2023	December 1, 2022

Revenue
CNBU	$1,737	$1,746
MBU	1,293	655
EBU	1,037	1,000
SBU	653	680
All Other	6	4
	$4,726	$4,085

Operating income (loss)
CNBU	$(397)	$190
MBU	(687)	(195)
EBU	10	194
SBU	(490)	(257)
All Other	4	3
	(1,560)	(65)

Unallocated
Lower costs from sale of inventory written down in prior periods	605	—
Stock-based compensation	(182)	(126)
Restructure and asset impairments	—	(13)
Other	9	(5)
	432	(144)

Operating income (loss)	$(1,128)	$(209)

Certain Concentrations

Revenue by end market as an approximate percent of total revenue is presented in the table below:

Three months ended	November 30, 2023	December 1, 2022

Mobile	25%	15%
Automotive, industrial, and consumer	20%	25%
Client and graphics	20%	15%
Enterprise and cloud server	15%	20%
SSDs and other storage	15%	15%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 31, 2023. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2024 and 2023 each contain 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

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

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in client, cloud server, enterprise, networking, graphics, industrial, and automotive markets. LPDRAM products, which are engineered to meet standards for performance and power consumption, are sold into smartphone and other mobile-device markets (including client markets for Chromebooks and notebook PCs), as well as into the automotive, industrial, consumer, and datacenter markets.

25 | 2024 Q1 10-Q

NAND: NAND products are non-volatile, re-writeable semiconductor storage devices that provide high-capacity, low-cost storage with a variety of performance characteristics. NAND is used in SSDs for the enterprise and cloud, client, consumer, and automotive markets and in removable storage markets. Managed NAND is used in smartphones and other mobile devices, and in consumer, automotive, and embedded markets. Low-density NAND is ideal for applications like automotive, surveillance, machine-to-machine, automation, printer, and home networking.

NOR: NOR products are non-volatile, re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (e.g., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently changing small data storage and is ideal for automotive, industrial, and consumer applications.

Industry Conditions

The memory and storage industry environment deteriorated sharply in the fourth quarter of 2022 and throughout 2023 due to weak demand in many end markets combined with global and macroeconomic challenges and lower demand resulting from customer actions to reduce inventory levels. This led to significant reductions in average selling prices for both DRAM and NAND and reductions in bit shipments for DRAM, resulting in declines in revenue across all our business segments and nearly all our end markets. For the first quarter of 2024, improving demand growth driven in part by deployment of artificial intelligence, customer inventory normalization, and industry-wide supply discipline, resulted in an improved industry supply and demand balance. As a result, we have experienced improvements in pricing and margins.

As a result of challenging market conditions that have persisted since the fourth quarter of 2022 and increased levels of our inventories, in recent quarters we have reduced capital expenditures and wafer starts for both DRAM and NAND. We expect wafer starts will remain below peak capacity levels for the second quarter of 2024 as we remain focused on managing down our inventories and controlling our supply. We recognized period costs from fabrication facility underutilization of $165 million in first quarter of 2024 and $222 million in the fourth quarter of 2023 due to wafer start reductions. We expect reduced underutilization charges in the second quarter of 2024. In addition, we have strategically diverted underutilized equipment toward ramping new technology nodes, which will help us increase leading edge production in a capital efficient manner. Since the number of wafer processing steps is higher for leading-edge nodes, this approach of diverting underutilized tools to the leading edge meaningfully reduces our overall wafer capacity.

Impact of China Cyberspace Administration Decision

On March 31, 2023, China’s Cyberspace Administration (the “CAC”) notified us that it was conducting a cybersecurity review of our products sold in China. On May 21, 2023, we received notice that the CAC had concluded its review and decided that our products presented a cybersecurity risk. As such, the CAC determined that critical information infrastructure operators in China may not purchase Micron products. The CAC decision has impacted our business, particularly in the domestic data center and networking markets in China, and we have been working to mitigate that impact. Our long-term goal is to retain our worldwide DRAM and NAND market share.

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2024		2023		2023

Revenue	$4,726	100%	$4,010	100%	$4,085	100%
Cost of goods sold	4,761	101%	4,445	111%	3,192	78%
Gross margin	(35)	(1)%	(435)	(11)%	893	22%

Research and development	845	18%	719	18%	849	21%
Selling, general, and administrative	263	6%	219	5%	251	6%
Restructure and asset impairments	—	—%	4	—%	13	—%
Other operating (income) expense, net	(15)	—%	95	2%	(11)	—%
Operating income (loss)	(1,128)	(24)%	(1,472)	(37)%	(209)	(5)%

Interest income (expense), net	—	—%	5	—%	37	1%
Other non-operating income (expense), net	(27)	(1)%	9	—%	(4)	—%
Income tax (provision) benefit	(73)	(2)%	24	1%	(8)	—%
Equity in net income (loss) of equity method investees	(6)	—%	4	—%	(11)	—%
Net income (loss)	$(1,234)	(26)%	$(1,430)	(36)%	$(195)	(5)%

Total Revenue: Total revenue for the first quarter of 2024 was impacted by the factors described in the section titled “Industry Conditions” above. Total revenue for the first quarter of 2024 increased 18% as compared to the fourth quarter of 2023 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products in the first quarter of 2024 increased 24% as compared to the fourth quarter of 2023 primarily due to a low-20s percent range increase in bit shipments and increases in average selling prices in the low single-digit-percent range.
•Sales of NAND products in the first quarter of 2024 increased 2% as compared to the fourth quarter of 2023 primarily due to an approximate 20% increase in average selling prices partially offset by decreases in bit shipments in the mid-teens percent range after record NAND bit shipments in the fourth quarter of 2023.

Total revenue for the first quarter of 2024 increased 16% as compared to the first quarter of 2023 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products in the first quarter of 2024 increased 21% as compared to the first quarter of 2023 primarily due to a low-80s percent range increase in bit shipments partially offset by a decrease in average selling prices in the low-30s percent range.
•Sales of NAND products in the first quarter of 2024 increased 12% as compared to the first quarter of 2023 primarily due to a high-70s percent range increase in bit shipments partially offset by a decrease in average selling prices in the high-30s percent range.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above. Our consolidated gross margin percentage improved to negative 1% for the first quarter of 2024 from negative 11% for the fourth quarter of 2023, as a result of improvements in margins for both DRAM and NAND products, primarily due to increases in average selling prices, and a higher mix of revenue from DRAM. Our consolidated gross margin percentage declined to negative 1% for the first quarter of 2024 from 22% for the first quarter of 2023 primarily due to declines in average selling prices for both DRAM and NAND and $165 million of facility underutilization costs in the first quarter of 2024.

27 | 2024 Q1 10-Q

Inventory NRV write-downs: Our consolidated gross margin was impacted by charges in the third and second quarters of 2023 to write down inventories to their estimated net realizable value as a result of declines in average selling prices for both DRAM and NAND. As charges to write down inventories are recorded in advance of when inventories are sold, costs of goods sold in subsequent periods are lower than they otherwise would be. The impact of inventory NRV write-downs for each period reflects (1) inventory write-downs in that period, offset by (2) lower costs in that period on the sale of inventory written down in prior periods. The impacts of inventory NRV write-downs are summarized below:

	First Quarter	Fourth Quarter	First Quarter
	2024	2023	2023

Provision to write down inventory to NRV	$—	$—	$—
Lower costs from sale of inventory written down in prior periods	605	563	—
	$605	$563	$—

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2024		2023		2023

CNBU	$1,737	37%	$1,200	30%	$1,746	43%
MBU	1,293	27%	1,211	30%	655	16%
EBU	1,037	22%	860	21%	1,000	24%
SBU	653	14%	739	18%	680	17%
All Other	6	—%	—	—%	4	—%
	$4,726		$4,010		$4,085
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the first quarter of 2024 as compared to the fourth quarter of 2023 were as follows:

•CNBU revenue increased 45% primarily due to increases in bit shipments driven by strong demand in data center and client end markets.
•MBU revenue increased 7% primarily due to increases in average selling prices and NAND bit shipments, driven by improved end market demand.
•EBU revenue increased 21% primarily due to increases in bit shipments reflecting growth across most end markets.
•SBU revenue decreased 12% primarily due to declines in component NAND sales, partially offset by increases in SSD sales.

Changes in revenue for each business unit for the first quarter of 2024 as compared to the first quarter of 2023 were as follows:

•CNBU revenue decreased 1% as declines in average selling prices were largely offset by increases in bit shipments.
•MBU revenue increased 97% primarily due to increases in bit shipments for both DRAM and NAND, partially offset by declines in average selling prices.
•EBU revenue increased 4% primarily due to increases in bit shipments, partially offset by declines in average selling prices.
•SBU revenue decreased 4% primarily due to declines in average selling prices, partially offset by increases in bit shipments.

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2024		2023		2023

CNBU	$(397)	(23)%	$(403)	(34)%	$190	11%
MBU	(687)	(53)%	(733)	(61)%	(195)	(30)%
EBU	10	1%	35	4%	194	19%
SBU	(490)	(75)%	(672)	(91)%	(257)	(38)%
All Other	4	67%	2	—%	3	75%
	$(1,560)		$(1,771)		$(65)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the first quarter of 2024 as compared to the fourth quarter of 2023 were as follows:

•CNBU operating income (loss) was relatively unchanged.
•MBU operating income (loss) improved primarily due to increases in average selling prices.
•EBU operating income decreased slightly primarily due to declines in average selling prices.
•SBU operating income (loss) improved primarily due to increases in average selling prices.

Changes in operating income or loss for each business unit for the first quarter of 2024 as compared to the first quarter of 2023 were as follows:

•CNBU operating income (loss) deteriorated primarily due to declines in average selling prices.
•MBU operating income (loss) deteriorated primarily due to declines in average selling prices.
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

R&D expenses for the first quarter of 2024 increased 18% as compared to the fourth quarter of 2023 due to higher volumes of development and prequalification wafers and an increase in employee compensation. R&D expenses for the first quarter of 2024 compared to the first quarter of 2023 were relatively unchanged as lower volumes of development and prequalification wafers were largely offset by increases in employee compensation.

Selling, General, and Administrative: SG&A expenses for the first quarter of 2024 increased 20% as compared to the fourth quarter of 2023 primarily due to an increase in employee compensation. SG&A expenses for the first quarter of 2024 were relatively unchanged compared to the first quarter of 2023.
Other operating (income) expense, net: In the fourth quarter of 2023, we recognized a charge of $101 million included in other operating (income) expense, net to impair all of the goodwill assigned to our SBU reporting unit based on a quantitative assessment for impairment.

29 | 2024 Q1 10-Q

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2024	2023	2023

Income (loss) before taxes	$(1,155)	$(1,458)	$(176)
Income tax (provision) benefit	(73)	24	(8)
Effective tax rate	(6.3)%	1.6%	(4.5)%

For the first quarter of 2024, we recorded tax expense based on actual first quarter results for jurisdictions where small changes in our projected pre-tax income may cause significant changes in the estimated annual effective tax rate.

In future quarters where a reliable annual effective tax rate can be estimated for all jurisdictions, we would revert back to a global annual effective tax rate method, which may result in a significant adjustment due to the change in methodology during that period.

The change in our effective tax rate for the first quarter of 2024 as compared to the fourth quarter of 2023 was primarily due to discrete tax benefits occurring in the fourth quarter of 2023 and interim tax expense methodology in the first quarter of 2024. The change in our effective tax rate for the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to changes in levels of profitability, interim tax expense methodology, and our geographic mix of earnings. Despite a consolidated pre-tax loss on a worldwide basis, we have taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of a loss before taxes and geographical mix of income, the benefit from tax incentive arrangements was not material for the periods presented.

Various tax reforms are being considered in multiple jurisdictions that, if enacted, contain provisions that could materially impact our tax expense. We continue to monitor the potential impact of these various tax reform proposals to our overall global effective tax rate and financial statements.

Other: Further information can be found in the following notes contained in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $9.77 billion as of November 30, 2023, and $10.44 billion as of August 31, 2023. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of November 30, 2023, $2.56 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. As of November 30, 2023, $2.50 billion was available to draw under our Revolving Credit Facility.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2024 for property, plant, and equipment, net of proceeds from government incentives, to be in the range of $7.5 billion to $8.0 billion. Actual amounts for 2024 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures. As of November 30, 2023, we had purchase obligations of approximately $1.03 billion for the acquisition of property, plant, and equipment, of which approximately $963 million is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” and “ – Debt.”

To support expected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the CHIPS Act in 2022, we announced plans to invest in two leading-edge memory manufacturing fabs in the United States, contingent on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023 with DRAM production targeted to start in calendar 2025 and first output in early calendar 2026. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing fab in Clay, New York. We expect construction to begin in calendar 2024, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to be key to meeting our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends. On August 21, 2023, we announced that two of our subsidiaries had each submitted full applications on August 18, 2023 for federal funding in the form of grants under the CHIPS Act for both of these projects.

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

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through November 30, 2023, we had repurchased an aggregate of $6.89 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On December 20, 2023, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 18, 2024, to shareholders of record as of the close of business on January 2, 2024. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	First Quarter
	2024	2023

Net cash provided by operating activities	$1,401	$943
Net cash provided by (used for) investing activities	(1,558)	(2,266)
Net cash provided by (used for) financing activities	(352)	2,632
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(1)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(510)	$1,303
31 | 2024 Q1 10-Q

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to a larger net loss in the current year adjusted for non-cash items and the effect of an increase in receivables, which was more than offset by a decrease in inventories, an increase in accounts payable and accrued expenses, and an increase in other current liabilities largely due to approximately $600 million of customer prepayments to secure product supply.

Investing Activities: For the first quarter of 2024, net cash used for investing activities consisted primarily of $1.80 billion of expenditures for property, plant, and equipment; contributions of $85 million received from government incentives to offset capital expenditures; partially offset by $175 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

For the first quarter of 2023, net cash used for investing activities consisted primarily of $2.45 billion of expenditures for property, plant, and equipment; partially offset by $272 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first quarter of 2024, net cash used for financing activities consisted primarily of $129 million for payments of dividends to shareholders, $56 million of payments on equipment purchase contracts, and $53 million for repayments of debt.

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended August 31, 2023. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended August 31, 2023.

Recently Adopted Accounting Standards

No material items.

Recently Issued Accounting Standards

No material items.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 31, 2023.

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

During the first quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended August 31, 2023 and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

33 | 2024 Q1 10-Q

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

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. For example, average selling prices for DRAM declined in the high-40s percent range and NAND declined in the low-50s percent range for 2023 as compared to 2022. Since 2017, annual percentage changes in DRAM average selling prices have ranged from plus mid-30s percent range to a minus high-40s percent range. Since 2017, annual percentage changes in NAND average selling prices have ranged from nearly flat to a minus low-50s percent range. In current and recent periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Average selling prices for our products that decline faster than our costs have recently had an adverse effect on our business and results of operations, and in future periods could have a material adverse effect on our business, results of operations, or financial condition.

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

35 | 2024 Q1 10-Q

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

37 | 2024 Q1 10-Q

Our future success depends on our ability to develop and produce new and competitive memory and storage technologies and products.

Our key semiconductor memory and storage technologies face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, developing advanced packaging solutions, improving power consumption and reliability, and delivering advanced features and higher performance. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per gigabit cost. We have invested and expect to continue to invest in R&D for new and existing products and process technologies, such as EUV lithography, to continue to deliver advanced product requirements. Such new technologies can add complexity and risk to our schedule and may affect our costs and production output. We may be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies.

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

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, or production in those regions. These incentives may take various forms, including grants, loan subsidies, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures may be affected. We also cannot guarantee that we will successfully achieve performance or other obligations required to qualify for these incentives or that the granting agencies will provide or continue to provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

39 | 2024 Q1 10-Q

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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures have increased, and may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In addition, if any of our suppliers was to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely way or at all from other providers.

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

41 | 2024 Q1 10-Q

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

43 | 2024 Q1 10-Q

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

To remain competitive, we must attract, retain, and motivate executives and other highly skilled, diverse employees, as well as effectively manage succession for key roles. Competition for experienced employees in our industry can be intense. Hiring and retaining qualified executives and other skilled talent is critical to our business. If our total compensation programs, employment benefits, and workplace culture are not viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be compromised.

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

In recent years, there has been an increased focus from stakeholders on environmental, social, and governance matters, including greenhouse gas emissions and climate-related risks, sustainability, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Given our commitment to social and environmental issues as it relates to our business, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Achieving these goals may entail significant costs, for example we have entered into several virtual power purchase agreements to obtain renewable energy credits at a cost that will vary based on future prices for electrical power. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

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
45 | 2024 Q1 10-Q

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

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the plan, we reduced our headcount by approximately 15% through a combination of voluntary attrition and personnel reductions. The 2023 Restructure Plan was substantially completed in 2023. In addition, we may in the future enter into other restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions.

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

47 | 2024 Q1 10-Q

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

49 | 2024 Q1 10-Q

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

New and evolving cybersecurity, data privacy, and artificial intelligence laws and regulations impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and artificial intelligence solutions that must be transparent, fair, secure, human-focused, and accountable. Such laws, standards, and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or partners reluctance to share information or solutions due to actual or perceived inadequate controls. These costs may adversely impact our operations and financial condition.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2024 for property, plant, and equipment, net of partner contributions, to be in the range of $7.5 billion to $8.0 billion.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of November 30, 2023, we had debt with a carrying value of $13.51 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our Revolving Credit Facility. In light of industry conditions, in 2023, we amended the financial covenants in our Revolving Credit Facility and term loan agreements. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Part I. Financial Information - Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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

51 | 2024 Q1 10-Q

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

The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. Our expenditures for share repurchases were $425 million in 2023, $2.43 billion in 2022, $1.20 billion in 2021, $176 million in 2020, and $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended November 30, 2023, we did not repurchase any common stock under the authorization and as of November 30, 2023, $3.11 billion of the authorization remained available for the repurchase of our common stock.
Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld for the payment of withholding taxes or exercises prices for equity awards other than restricted stock are not considered repurchases for purposes of this Item and are not required to be reported. In the first quarter of 2024, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

September 1, 2023	—	October 5, 2023	—	$—	—
October 6, 2023	–	November 2, 2023	235,061	69.36	—
November 3, 2023	–	November 30, 2023	—	—	—
			235,061	$69.36	—	$3,106

53 | 2024 Q1 10-Q

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On November 14, 2023, April Arnzen, our Executive Vice President and Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 19,560 shares of our common stock acquired by Ms. Arnzen pursuant to our Restricted Stock Awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be March 27, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Bylaws of the Registrant, Amended and Restated		8-K		3.1	2/16/21
10.1	Executive Officer Cash Severance Policy	X
10.2*	Severance Policy Acknowledgement Letter for Sanjay Mehrotra	X
10.3*	Amended and Restated Severance Agreement by and between Micron Technology, Inc. and Scott J. DeBoer	X
10.4*	Amended and Restated 2008 Director Compensation Plan	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.

55 | 2024 Q1 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	December 21, 2023	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)