Form 10-Q
period 2024-02-29
MICRON TECHNOLOGY INC
filed 2024-03-21
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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

The number of outstanding shares of the registrant’s common stock as of March 14, 2024 was 1,107,368,110.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due October 2024, repaid January 12, 2024	2041 Notes	3.366% Senior Notes due November 2041
2025 Term Loan A	Senior Term Loan A due November 2025	2051 Notes	3.477% Senior Notes due November 2051
2026 Term Loan A	Senior Term Loan A due November 2026	CAC	China’s Cyberspace Administration
2027 Term Loan A	Senior Term Loan A due November 2027	DDR	Double data rate DRAM
2026 Notes	4.975% Senior Notes due February 2026	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2027 Notes	4.185% Senior Notes due February 2027	EUV	Extreme ultraviolet lithography
2028 Notes	5.375% Senior Notes due April 2028	HBM	High-bandwidth memory, a stacked DRAM technology optimized for memory-bandwidth intensive applications
2029 A Notes	5.327% Senior Notes due February 2029	LPDRAM	Low-power DRAM
2029 B Notes	6.750% Senior Notes due November 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2030 Notes	4.663% Senior Notes due February 2030	Micron	Micron Technology, Inc. (Parent Company)
2031 Notes	5.300% Senior Notes due January 2031	NRV	Net realizable value
2032 Green Bonds	2.703% Senior Notes due April 2032	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2033 A Notes	5.875% Senior Notes due February 2033	SOFR	Secured Overnight Financing Rate
2033 B Notes	5.875% Senior Notes due September 2033	SSD	Solid state drive

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

3 | 2024 Q2 10-Q

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

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding potential change in our effective tax rate; the timing for construction and ramping of production for new memory manufacturing fabs in the United States; intent to make investments at our backend facility in Xi’an, China; receipt and maintenance of government incentives; the payment of future cash dividends; market conditions and profitability in our industry; the impact of the Cyberspace Administration of China decision; capital spending in 2024; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Revenue	$5,824	$3,693	$10,550	$7,778
Cost of goods sold	4,745	4,899	9,506	8,091
Gross margin	1,079	(1,206)	1,044	(313)

Research and development	832	788	1,677	1,637
Selling, general, and administrative	280	231	543	482
Restructure and asset impairments	—	86	—	99
Other operating (income) expense, net	(224)	(8)	(239)	(19)
Operating income (loss)	191	(2,303)	(937)	(2,512)

Interest income	130	119	262	207
Interest expense	(144)	(89)	(276)	(140)
Other non-operating income (expense), net	(7)	2	(34)	(2)
	170	(2,271)	(985)	(2,447)

Income tax (provision) benefit	622	(54)	549	(62)
Equity in net income (loss) of equity method investees	1	13	(5)	2
Net income (loss)	$793	$(2,312)	$(441)	$(2,507)

Earnings (loss) per share
Basic	$0.72	$(2.12)	$(0.40)	$(2.30)
Diluted	0.71	(2.12)	(0.40)	(2.30)

Number of shares used in per share calculations
Basic	1,104	1,091	1,102	1,091
Diluted	1,114	1,091	1,102	1,091

See accompanying notes to consolidated financial statements.
5 | 2024 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Net income (loss)	$793	$(2,312)	$(441)	$(2,507)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(11)	92	33	200
Pension liability adjustments	(3)	—	(1)	1
Unrealized gains (losses) on investments	9	7	16	(12)
Foreign currency translation adjustments	1	1	—	(2)
Other comprehensive income (loss)	(4)	100	48	187
Total comprehensive income (loss)	$789	$(2,212)	$(393)	$(2,320)

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	February 29, 2024	August 31, 2023

Assets
Cash and equivalents	$8,016	$8,577
Short-term investments	990	1,017
Receivables	4,296	2,443
Inventories	8,443	8,387
Other current assets	1,690	820
Total current assets	23,435	21,244
Long-term marketable investments	627	844
Property, plant, and equipment	37,587	37,928
Operating lease right-of-use assets	642	666
Intangible assets	414	404
Deferred tax assets	664	756
Goodwill	1,150	1,150
Other noncurrent assets	1,199	1,262
Total assets	$65,718	$64,254

Liabilities and equity
Accounts payable and accrued expenses	$4,680	$3,958
Current debt	344	278
Other current liabilities	1,235	529
Total current liabilities	6,259	4,765
Long-term debt	13,378	13,052
Noncurrent operating lease liabilities	593	603
Noncurrent unearned government incentives	662	727
Other noncurrent liabilities	956	987
Total liabilities	21,848	20,134

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,248 shares issued and 1,107 outstanding (1,239 shares issued and 1,098 outstanding as of August 31, 2023)	125	124
Additional capital	11,564	11,036
Retained earnings	39,997	40,824
Treasury stock, 141 shares held (141 shares as of August 31, 2023)	(7,552)	(7,552)
Accumulated other comprehensive income (loss)	(264)	(312)
Total equity	43,870	44,120
Total liabilities and equity	$65,718	$64,254

See accompanying notes to consolidated financial statements.
7 | 2024 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	(1,234)	—	—	(1,234)
Other comprehensive income (loss), net	—	—	—	—	—	52	52
Stock issued under stock plans	8	—	9	—	—	—	9
Stock-based compensation expense	—	—	188	—	—	—	188
Repurchase of stock - withholdings on employee equity awards	(2)	—	(16)	(105)	—	—	(121)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(129)	—	—	(129)
Balance at November 30, 2023	1,245	$124	$11,217	$39,356	$(7,552)	$(260)	$42,885
Net income (loss)	—	—	—	793	—	—	793
Other comprehensive income (loss), net	—	—	—	—	—	(4)	(4)
Stock issued under stock plans	3	1	136	—	—	—	137
Stock-based compensation expense	—	—	213	—	—	—	213
Repurchase of stock - withholdings on employee equity awards	—	—	(2)	(22)	—	—	(24)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(130)	—	—	(130)
Balance at February 29, 2024	1,248	$125	$11,564	$39,997	$(7,552)	$(264)	$43,870

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
9 | 2024 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six months ended	February 29, 2024	March 2, 2023

Cash flows from operating activities
Net income (loss)	$(441)	$(2,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	3,839	3,863
Stock-based compensation	401	303
Provision to write-down inventories to net realizable value	—	1,430
Change in operating assets and liabilities:
Receivables	(1,759)	2,910
Inventories	(57)	(2,896)
Other current assets	(799)	4
Accounts payable and accrued expenses	573	(1,144)
Other current liabilities	706	(638)
Other	157	(39)
Net cash provided by operating activities	2,620	1,286

Cash flows from investing activities
Expenditures for property, plant, and equipment	(3,180)	(4,654)
Purchases of available-for-sale securities	(465)	(293)
Proceeds from maturities and sales of available-for-sale securities	726	773
Proceeds from government incentives	234	64
Other	(24)	(71)
Net cash provided by (used for) investing activities	(2,709)	(4,181)

Cash flows from financing activities
Repayments of debt	(1,101)	(53)
Payments of dividends to shareholders	(256)	(252)
Payments on equipment purchase contracts	(82)	(76)
Repurchases of common stock - repurchase program	—	(425)
Proceeds from issuance of debt	999	5,221
Other	(18)	19
Net cash provided by (used for) financing activities	(458)	4,434

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(8)	9

Net increase (decrease) in cash, cash equivalents, and restricted cash	(555)	1,548
Cash, cash equivalents, and restricted cash at beginning of period	8,656	8,339
Cash, cash equivalents, and restricted cash at end of period	$8,101	$9,887

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

Variable Interest Entities

A number of special purpose entities (the "Lease SPEs") were created by a third-party to facilitate equipment lease financing transactions between us and financial institutions that fund the lease financing transactions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the Lease SPEs. The Lease SPEs are variable interest entities because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the Lease SPEs are merely financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We have determined that we do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and we do not consolidate the Lease SPEs. As of February 29, 2024, we had approximately $370 million of financial lease liabilities and right-of-use assets under these arrangements.
11 | 2024 Q2 10-Q

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	As of February 29, 2024				As of August 31, 2023
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$5,588	$—	$—	$5,588	$5,771	$—	$—	$5,771
Level 1(2)
Money market funds	1,204	—	—	1,204	1,629	—	—	1,629
Level 2(3)
Certificates of deposit	1,220	11	—	1,231	1,172	25	—	1,197
Corporate bonds	—	606	286	892	—	737	437	1,174
Asset-backed securities	—	17	330	347	—	15	387	402
Commercial paper	3	183	—	186	—	109	—	109
Government securities	1	173	11	185	5	131	20	156
	8,016	$990	$627	$9,633	8,577	$1,017	$844	$10,438
Restricted cash(4)	85				79
Cash, cash equivalents, and restricted cash	$8,101				$8,656
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of February 29, 2024 or August 31, 2023.
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

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $189 million and $218 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of February 29, 2024 and August 31, 2023, respectively. We recognized a loss in other non-operating income (expense) on our non-marketable investments of $31 million for the first quarter of 2024. The amounts recognized for the other periods presented were not significant. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

Receivables

As of	February 29, 2024	August 31, 2023

Trade receivables	$3,648	$2,048
Income and other taxes	188	194
Other	460	201
	$4,296	$2,443

Inventories

As of	February 29, 2024	August 31, 2023

Finished goods	$1,132	$1,616
Work in process	6,622	6,111
Raw materials and supplies	689	660
	$8,443	$8,387

Property, Plant, and Equipment

As of	February 29, 2024	August 31, 2023

Land	$283	$283
Buildings	18,963	17,967
Equipment(1)	67,273	65,555
Construction in progress(2)	2,636	2,464
Software	1,393	1,316
	90,548	87,585
Accumulated depreciation	(52,961)	(49,657)
	$37,587	$37,928
(1)Includes costs related to equipment not placed into service of $2.27 billion as of February 29, 2024 and $2.91 billion as of August 31, 2023.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets

	As of February 29, 2024			As of August 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$646	$(243)	$403	$613	$(209)	$404
Other	11	—	11	—	—	—
	$657	$(243)	$414	$613	$(209)	$404

In the first six months of 2024 and 2023, we capitalized $40 million and $51 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively. Amortization expense was $41 million and $45 million for the first six months of 2024 and 2023, respectively. Expected amortization expense is $44 million for the remainder of 2024, $57 million for 2025, $51 million for 2026, $47 million for 2027, and $45 million for 2028.
13 | 2024 Q2 10-Q

Leases

The components of lease cost are presented below:

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Finance lease cost
Amortization of right-of-use asset	$37	$25	$69	$49
Interest on lease liability	24	6	30	12
Operating lease cost(1)	35	31	68	67
	$96	$62	$167	$128
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Six months ended	February 29, 2024	March 2, 2023

Cash flows used for operating activities
Finance leases	$25	$11
Operating leases	66	60
Cash flows used for financing activities – Finance leases	60	53
Noncash acquisitions of right-of-use assets
Finance leases	483	225
Operating leases	12	35

Supplemental balance sheet information related to leases was as follows:

As of	February 29, 2024	August 31, 2023

Finance lease right-of-use assets (included in property, plant, and equipment)	$1,725	$1,311
Current operating lease liabilities (included in accounts payable and accrued expenses)	65	66

Weighted-average remaining lease term (in years)
Finance leases	11	9
Operating leases	11	11
Weighted-average discount rate
Finance leases	4.48%	3.86%
Operating leases	3.27%	3.21%

As of February 29, 2024, maturities of lease liabilities by fiscal year were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2024	$152	$31
2025	299	83
2026	285	80
2027	277	77
2028	267	74
2029 and thereafter	721	452
Less imputed interest	(297)	(139)
	$1,704	$658

The table above excludes obligations for leases that have been executed but have not yet commenced. As of February 29, 2024, excluded obligations consisted of $670 million of finance lease obligations over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	February 29, 2024	August 31, 2023

Accounts payable	$1,913	$1,725
Property, plant, and equipment	1,528	1,419
Salaries, wages, and benefits	637	367
Income and other taxes	188	67
Other	414	380
	$4,680	$3,958

15 | 2024 Q2 10-Q

Debt

	As of February 29, 2024					As of August 31, 2023
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2025 Term Loan A	6.676%	6.81%	$—	$649	$649	$—	$1,050	$1,050
2026 Term Loan A	6.801%	6.94%	49	896	945	49	921	970
2027 Term Loan A	6.926%	7.06%	57	1,035	1,092	57	1,063	1,120
2026 Notes	4.975%	5.07%	—	499	499	—	499	499
2027 Notes(1)	4.185%	4.27%	—	812	812	—	798	798
2028 Notes	5.375%	5.52%	—	597	597	—	596	596
2029 A Notes	5.327%	5.40%	—	698	698	—	697	697
2029 B Notes	6.750%	6.54%	—	1,262	1,262	—	1,263	1,263
2030 Notes	4.663%	4.73%	—	847	847	—	846	846
2031 Notes	5.300%	5.41%	—	993	993	—	—	—
2032 Green Bonds	2.703%	2.77%	—	995	995	—	995	995
2033 A Notes	5.875%	5.96%	—	745	745	—	745	745
2033 B Notes	5.875%	6.01%	—	891	891	—	890	890
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
2024 Term Loan A	N/A	N/A	—	—	—	—	587	587
Finance lease obligations	N/A	4.48%	238	1,466	1,704	172	1,109	1,281
			$344	$13,378	$13,722	$278	$13,052	$13,330
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

Debt Activity

The table below presents the effects of debt financing and prepayment activities in the first six months of 2024:

	Transaction Date	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuance
2031 Notes	January 12, 2024	$1,000	$993	$993
Prepayments
2024 Term Loan A	January 12, 2024	(588)	(587)	(588)
2025 Term Loan A	January 12, 2024	(402)	(401)	(402)
		$10	$5	$3

2031 Notes

On January 12, 2024, we issued $1.00 billion principal amount of senior unsecured 2031 Notes in a public offering. The 2031 Notes bear interest at a rate of 5.300% per year and will mature on January 15, 2031. Issuance costs and debt discount for the 2031 Notes were $7 million.

We may redeem the 2031 Notes, in whole or in part, at our option prior to their maturity dates at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus accrued interest in each case. We may also redeem the 2031 Notes, in whole or in part, at a price equal to par two months prior to maturity in accordance with the terms of the 2031 Notes.

The 2031 Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing the 2031 Notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indenture governing the 2031 Notes, we will be required to offer to purchase the 2031 Notes at 101% of the outstanding aggregate principal amount plus accrued interest up to the purchase date.

Revolving Credit Facility

As of February 29, 2024, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Under the Revolving Credit Facility, borrowings would generally bear interest at a rate equal to adjusted term SOFR plus 1.00% to 1.75%, depending on our corporate credit ratings. Adjusted term SOFR for the Revolving Credit Facility agreement is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty.

The Revolving Credit Facility requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00. On March 27, 2023, we amended the Revolving Credit Facility to provide that in lieu of the foregoing leverage ratio, during the fourth quarter of 2023 and each quarter of 2024, we will be required to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00. Alternatively, for up to three of such five quarters, we may elect to comply with a requirement of minimum liquidity, as defined in the Revolving Credit Facility, of not less than $5.0 billion. Through the second quarter of 2024, we complied with the net leverage ratio requirement. Each of the leverage ratio and net leverage ratio maximums, as applicable, is subject to a temporary four quarter increase in such ratio to 3.75 to 1.00 following certain material acquisitions.

Maturities of Notes Payable

As of February 29, 2024, maturities of notes payable by fiscal year were as follows:

Remainder of 2024	$54
2025	107
2026	1,257
2027	1,780
2028	1,493
2029 and thereafter	7,450
Unamortized issuance costs, discounts, and premium, net	(37)
Hedge accounting fair value adjustment	(86)
$12,018

17 | 2024 Q2 10-Q

Contingencies

We are currently a party to legal actions other than those described below arising from the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations, or financial condition.

Patent Matters

As is typical in the semiconductor and other high-tech industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe upon their intellectual property rights. A description of certain claims is below.

On March 19, 2018, Micron Semiconductor (Xi’an) Co., Ltd. (“MXA”) was served with a patent infringement complaint filed by Fujian Jinhua Integrated Circuit Co., Ltd. (“Jinhua”) in the Fuzhou Intermediate People’s Court in Fujian Province, China (the “Fuzhou Court”). On April 3, 2018, Micron Semiconductor (Shanghai) Co. Ltd. (“MSS”) was served with the same complaint. The complaint alleged that MXA and MSS infringed one Chinese patent by manufacturing and selling certain Crucial DDR4 DRAM modules. The complaint sought an order requiring MXA and MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred. On December 4, 2023, Micron and Jinhua entered a settlement agreement under which Jinhua filed an application to the Fuzhou Court to withdraw its complaints against MXA and MSS.

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

On April 3, 2018, MSS was served with another patent infringement complaint filed by Jinhua and an additional complaint filed by UMC in the Fuzhou Court. The additional complaints alleged that MSS infringed two Chinese patents by manufacturing and selling certain Crucial MX300 SSDs. The complaint filed by UMC sought an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 90 million Chinese yuan plus court fees incurred. The complaint filed by Jinhua sought an order requiring MSS to destroy inventory of the accused products and equipment for manufacturing the accused products in China; to stop manufacturing, using, selling, and offering for sale the accused products in China; and to pay damages of 98 million Chinese yuan plus court fees incurred. On November 26, 2021, pursuant to a settlement agreement between UMC and Micron, UMC filed an application to the Fuzhou Court to withdraw its complaint against MSS. On December 4, 2023, Micron and Jinhua entered a settlement agreement under which Jinhua filed an application to the Fuzhou Court to withdraw its complaint against MSS.

On July 5, 2018, MXA and MSS were notified that the Fuzhou Court granted a preliminary injunction against those entities that enjoins them from manufacturing, selling, or importing certain Crucial and Ballistix-branded DRAM modules and solid-state drives in China. On December 4, 2023, Micron and Jinhua entered a settlement agreement under which Jinhua filed an application to the Fuzhou Court to withdraw the injunction.

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

On November 9, 2023, Yangtze Memory Technologies Company, Ltd. (“YMTC”) filed a patent infringement complaint against Micron and one of its subsidiaries in the U.S. District Court for the Northern District of California. The complaint alleges that eight U.S. patents are infringed by certain of our 3D NAND products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On January 22, 2024, Micron Semiconductor (Shanghai) Co., Ltd. (“MSS”) was served with three patent infringement complaints filed by YMTC in Beijing Intellectual Property Court and on February 27, 2024, Micron Technology, Inc. (“MTI”) was served with the same complaints. The complaints assert that MTI and MSS infringed three Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

The above lawsuits pertain to substantially all of our DRAM, NAND, and other memory and storage products we manufacture, which account for substantially all of our revenue.

Antitrust Matters

Six cases were filed against Micron alleging price fixing of DRAM products in the following Canadian courts on the dates indicated: Superior Court of Quebec (April 30, 2018 and May 3, 2018), the Federal Court of Canada (May 2, 2018), the Ontario Superior Court of Justice (May 15, 2018), and the Supreme Court of British Columbia (May 10, 2018). The plaintiffs in these cases are individuals seeking certification of class actions on behalf of direct and indirect purchasers of DRAM in Canada (or regions of Canada) between June 1, 2016 and February 1, 2018. Certification of class action status was denied in two of the cases. All six cases are now either inactive or have been dismissed.

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

19 | 2024 Q2 10-Q

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

Equity

Common Stock Repurchases

In May 2018, our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. No shares were repurchased in the first six months of 2024. Through February 29, 2024, we had repurchased an aggregate of $6.89 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

We paid dividends of $127 million ($0.115 per share) and $129 million ($0.115 per share) in the second and first quarters of 2024, respectively. On March 20, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on April 16, 2024, to shareholders of record as of the close of business on April 1, 2024.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the six months ended February 29, 2024 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 31, 2023	$(304)	$(41)	$36	$(3)	$(312)
Other comprehensive income (loss) before reclassifications	(50)	16	—	—	(34)
Amount reclassified out of accumulated other comprehensive income (loss)	100	—	(2)	—	98
Tax effects	(17)	—	1	—	(16)
Other comprehensive income (loss)	33	16	(1)	—	48
As of February 29, 2024	$(271)	$(25)	$35	$(3)	$(264)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of February 29, 2024		As of August 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$11,733	$12,018	$11,549	$12,049

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of February 29, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,028	$8	$(173)
Cash flow commodity hedges	393	25	(1)
Fair value interest rate hedges	900	—	(86)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,061	3	(15)
		$36	$(275)

As of August 31, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,873	$16	$(180)
Cash flow commodity hedges	331	45	—
Fair value interest rate hedges	900	—	(100)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,839	2	(17)
		$63	$(297)
(1)Included in receivables and other noncurrent assets.
(2)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs. Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2). We recognized gains from cash flow hedges of $75 million and $128 million for the second quarter and first six months of 2023, respectively, in accumulated other comprehensive income (loss). The amounts recognized for the second quarter and first six months of 2024 were not significant.
21 | 2024 Q2 10-Q

For forward points excluded from our effectiveness testing, we recognized losses of $34 million and $70 million for the second quarter and first six months of 2024, respectively, in cost of goods sold. The amounts recognized for the second quarter and first six months of 2023 were not significant.

We reclassified losses of $56 million and $100 million for the second quarter and first six months of 2024, respectively, and losses of $54 million and $122 million for the second quarter and first six months of 2023, respectively, from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold. As of February 29, 2024, we expect to reclassify $126 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

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

Equity Plans

As of February 29, 2024, 72 million shares of our common stock were available for future awards under our equity plans, including 12 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Six months ended	February 29, 2024	March 2, 2023

Restricted stock award shares granted	12	14
Weighted-average grant-date fair value per share	$67.78	$54.00

Employee Stock Purchase Plan (“ESPP”)

For each six-month ESPP offering period that ended in the second quarter of 2024 and 2023, employees purchased 2 million and 3 million shares, respectively, at a share price of $60.68 and $52.45, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $98 million and $88 million was capitalized and remained in inventory as of February 29, 2024 and August 31, 2023, respectively.

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Stock-based compensation expense by caption
Cost of goods sold	$80	$40	$147	$76
Research and development	77	59	145	112
Selling, general, and administrative	52	36	99	73
Restructure	—	(2)	—	(2)
	$209	$133	$391	$259

Stock-based compensation expense by type of award
Restricted stock awards	$191	$116	$354	$225
ESPP	18	17	37	34
	$209	$133	$391	$259

As of February 29, 2024, $1.69 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2028, resulting in a weighted-average period of 1.3 years.

Revenue and Customer Contract Liabilities

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of February 29, 2024, our future performance obligations beyond one year were not significant.

Revenue by Technology

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

DRAM	$4,158	$2,722	$7,585	$5,551
NAND	1,567	885	2,797	1,988
Other (primarily NOR)	99	86	168	239
	$5,824	$3,693	$10,550	$7,778

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

23 | 2024 Q2 10-Q

Customer Contract Liabilities

Contract liabilities from customer prepayments made to secure product supply in future periods were approximately $600 million as of February 29, 2024 and were reported within other current liabilities.

As of February 29, 2024 and August 31, 2023, other current liabilities also included $562 million and $453 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Restructure and Asset Impairments

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Employee severance	$—	$80	$—	$93
Asset impairments and other asset-related costs	—	8	—	8
Other	—	(2)	—	(2)
	$—	$86	$—	$99

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the 2023 Restructure Plan, we reduced our headcount by approximately 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. The plan was substantially completed in 2023.

Other Operating (Income) Expense, Net

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Patent cross-license agreement gain	$(200)	$—	$(200)	$—
(Gain) loss on disposition of property, plant, and equipment	(9)	(9)	(25)	(22)
Other	(15)	1	(14)	3
	$(224)	$(8)	$(239)	$(19)

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Income (loss) before taxes	$170	$(2,271)	$(985)	$(2,447)
Income tax (provision) benefit	622	(54)	549	(62)
Effective tax rate	(365.9)%	(2.4)%	55.7%	(2.5)%

In the first quarter of 2024, our tax expense was based on actual results for jurisdictions where small changes in our projected pre-tax income would have caused significant changes in the estimated annual effective tax rate. With our improved fiscal 2024 outlook, we can now estimate a more reliable annual effective tax rate and have reverted to a global annual effective tax rate method for all jurisdictions. Applying this updated rate to our year-to-date earnings resulted in the tax benefit of $622 million recognized in the second quarter of 2024.

The change in our effective tax rate for the second quarter of 2024 as compared to the first quarter of 2024 was primarily due to the use of the estimated annual effective tax rate for the quarter. The change in our effective tax rate for the first six months of 2024 as compared to the first six months of 2023 was primarily due to changes in levels of profitability and the geographic mix of earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of the low level of profitability and the geographic mix of income, the benefit from tax incentive arrangements was not material for the periods presented.

As of February 29, 2024, other current assets included $882 million related to income taxes.

Earnings Per Share

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Net income (loss) – Basic and Diluted	$793	$(2,312)	$(441)	$(2,507)

Weighted-average common shares outstanding – Basic	1,104	1,091	1,102	1,091
Dilutive effect of equity plans	10	—	—	—
Weighted-average common shares outstanding – Diluted	1,114	1,091	1,102	1,091

Earnings (loss) per share
Basic	$0.72	$(2.12)	$(0.40)	$(2.30)
Diluted	0.71	(2.12)	(0.40)	(2.30)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 4 million and 33 million for the second quarter and first six months of 2024, respectively, and were 33 million and 34 million for the second quarter and first six months of 2023, respectively.

Segment and Other Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit (“CNBU”): Includes memory products and solutions sold into the client, cloud server, enterprise, graphics, and networking markets.
Mobile Business Unit (“MBU”): Includes memory and storage products sold into the smartphone and other mobile-device markets.
Embedded Business Unit (“EBU”): Includes memory and storage products and solutions sold into the automotive, industrial, and consumer markets.
Storage Business Unit (“SBU”): Includes SSDs and component-level solutions sold into the enterprise and cloud, client, and consumer storage markets.

25 | 2024 Q2 10-Q

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

	Quarter ended		Six months ended
	February 29, 2024	March 2, 2023	February 29, 2024	March 2, 2023

Revenue
CNBU	$2,185	$1,375	$3,922	$3,121
MBU	1,598	945	2,891	1,600
EBU	1,111	865	2,148	1,865
SBU	905	507	1,558	1,187
All Other	25	1	31	5
	$5,824	$3,693	$10,550	$7,778

Operating income (loss)
CNBU	$28	$(35)	$(369)	$155
MBU	(9)	(344)	(696)	(539)
EBU	(1)	88	9	282
SBU	(217)	(357)	(707)	(614)
All Other	21	1	25	4
	(178)	(647)	(1,738)	(712)

Unallocated
Lower costs from sale of inventory written down in prior periods	382	—	987	—
Patent cross-license agreement gain	200	—	200	—
Stock-based compensation	(209)	(136)	(391)	(262)
Restructure and asset impairments	—	(86)	—	(99)
Provision to write-down inventories to net realizable value	—	(1,430)	—	(1,430)
Other	(4)	(4)	5	(9)
	369	(1,656)	801	(1,800)

Operating income (loss)	$191	$(2,303)	$(937)	$(2,512)

Certain Concentrations

Revenue by end market as an approximate percent of total revenue is presented in the table below:

Six months ended	February 29, 2024	March 2, 2023

Mobile	25%	20%
Automotive, industrial, and consumer	20%	25%
Client and graphics	20%	20%
Enterprise and cloud server	15%	20%
SSDs and other storage	15%	15%

Revenue from one customer, which is a distributor, was 11% of total revenue for the first six months of 2024. No customer accounted for 10% or more of total revenue for the first six months of 2023.

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

We manufacture our products at wholly-owned facilities and also utilize subcontractors for certain manufacturing processes. Our global network of manufacturing centers of excellence not only allows us to benefit from scale while streamlining processes and operations, but it also brings together some of the world’s brightest talent to work on the most advanced memory technology. Centers of excellence bring expertise together in one location, providing an efficient support structure for end-to-end manufacturing, with quicker cycle times, in partnership with teams such as research and development (“R&D”), product development, human resources, procurement, and supply chain. For our locations in Singapore and Taiwan, this is also a combination of bringing fabrication and back-end manufacturing together. We make significant investments to develop proprietary product and process technology, which generally increases bit density per wafer and reduces per-bit manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

We face intense competition in the semiconductor memory and storage markets. To remain competitive we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of ongoing inflationary cost pressures. Our success is largely dependent on obtaining returns on our R&D investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and efficient capital spending.

Product Technologies

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, and NOR. We sell our products into various markets through our business units in numerous forms, including components, modules, SSDs, managed NAND, MCPs, HBM, and wafers. Our system-level solutions, including SSDs and managed NAND, combine NAND, a controller, firmware, and in some cases DRAM.

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in client, cloud server, enterprise, networking, graphics, industrial, and automotive markets. LPDRAM products, which are engineered to meet standards for performance and power consumption, are sold into smartphone and other mobile-device markets (including client markets for Chromebooks, notebook PCs, and gaming consoles), as well as into the automotive, industrial, consumer, and datacenter markets. HBM is a stacked DRAM technology optimized for memory-bandwidth intensive applications.

27 | 2024 Q2 10-Q

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

Industry Conditions

The memory and storage industry environment deteriorated sharply in the fourth quarter of 2022 and through 2023 due to weak demand in many end markets combined with global and macroeconomic challenges and lower demand resulting from customer actions to reduce inventory levels. This led to significant reductions in average selling prices for both DRAM and NAND and reductions in bit shipments for DRAM, resulting in declines in revenue across all our business segments and nearly all our end markets. For the first six months of 2024, increasing demand growth, driven in part by deployment of artificial intelligence and mostly normal customer inventories, combined with industry-wide supply discipline, resulted in an improved industry supply and demand balance. As a result, we have experienced improvements in pricing and margins in 2024.

We reduced capital expenditures and wafer starts for both DRAM and NAND in response to challenging market conditions that began in the latter part of 2022 and increased levels of our inventories. In the first quarter of 2024, we recognized $165 million of period costs due to wafer start reductions. In the second quarter of 2024, fabrication facility underutilization was reduced and principally related to legacy manufacturing capacity, accordingly period costs were not significant. In addition, to improve capital efficiency, we have redeployed equipment from older technology nodes to support conversions to leading-edge nodes, which has resulted in a meaningful reduction in DRAM and NAND wafer capacity.

Impact of China Cyberspace Administration Decision

On March 31, 2023, China’s Cyberspace Administration (the “CAC”) notified us that it was conducting a cybersecurity review of our products sold in China. On May 21, 2023, we received notice that the CAC had concluded its review and decided that our products presented a cybersecurity risk. As such, the CAC determined that critical information infrastructure operators in China may not purchase Micron products. The CAC decision has impacted our business, particularly in the domestic data center and networking markets in China, and we have been working to mitigate that impact. Our goal is to retain our worldwide DRAM and NAND market share.

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2024		2024		2023		2024		2023

Revenue	$5,824	100%	$4,726	100%	$3,693	100%	$10,550	100%	$7,778	100%
Cost of goods sold	4,745	81%	4,761	101%	4,899	133%	9,506	90%	8,091	104%
Gross margin	1,079	19%	(35)	(1)%	(1,206)	(33)%	1,044	10%	(313)	(4)%

Research and development	832	14%	845	18%	788	21%	1,677	16%	1,637	21%
Selling, general, and administrative	280	5%	263	6%	231	6%	543	5%	482	6%
Restructure and asset impairments	—	—%	—	—%	86	2%	—	—%	99	1%
Other operating (income) expense, net	(224)	(4)%	(15)	—%	(8)	—%	(239)	(2)%	(19)	—%
Operating income (loss)	191	3%	(1,128)	(24)%	(2,303)	(62)%	(937)	(9)%	(2,512)	(32)%

Interest income (expense), net	(14)	—%	—	—%	30	1%	(14)	—%	67	1%
Other non-operating income (expense), net	(7)	—%	(27)	(1)%	2	—%	(34)	—%	(2)	—%
Income tax (provision) benefit	622	11%	(73)	(2)%	(54)	(1)%	549	5%	(62)	(1)%
Equity in net income (loss) of equity method investees	1	—%	(6)	—%	13	—%	(5)	—%	2	—%
Net income (loss)	$793	14%	$(1,234)	(26)%	$(2,312)	(63)%	$(441)	(4)%	$(2,507)	(32)%

Total Revenue: Total revenue for the second quarter and first six months of 2024 was impacted by the factors described in the section titled “Industry Conditions” above. These conditions drove significant quarterly declines in average selling prices throughout 2023 and a subsequent recovery of average selling prices in the first two quarters of 2024.

Total revenue for the second quarter of 2024 increased 23% as compared to the first quarter of 2024 due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products in the second quarter of 2024 increased 21% as compared to the first quarter of 2024 primarily due to increases in average selling prices in the high-teens percentage range and a low-single-digit percent range increase in bit shipments.
•Sales of NAND products in the second quarter of 2024 increased 27% as compared to the first quarter of 2024 primarily due to a low-30% range increase in average selling prices, partially offset by a low-single-digit percent range decrease in bit shipments.

Total revenue for the second quarter of 2024 increased 58% as compared to the second quarter of 2023 due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products in the second quarter of 2024 increased 53% as compared to the second quarter of 2023 primarily due to a high-50% range increase in bit shipments.
•Sales of NAND products in the second quarter of 2024 increased 77% as compared to the second quarter of 2023 primarily due to a low-60% range increase in bit shipments and an approximate 10% increase in average selling prices.

29 | 2024 Q2 10-Q

Total revenue for the first six months of 2024 increased 36% as compared to the first six months of 2023 due to increases in both DRAM and NAND sales.

•Sales of DRAM products in the first six months of 2024 increased 37% as compared to the first six months of 2023 primarily due to a high-60% range increase in bit shipments, partially offset by a high-teens percentage range decline in average selling prices.
•Sales of NAND products in the first six months of 2024 increased 41% as compared to the first six months of 2023 primarily due to a high-60% range increase in bit shipments, partially offset by a high-teens percentage range decline in average selling prices.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above. Our consolidated gross margin percentage improved to 19% for the second quarter of 2024 from negative 1% for the first quarter of 2024, as a result of improvements in margins for both DRAM and NAND products, primarily due to increases in average selling prices and manufacturing cost reductions. Our consolidated gross margin percentage improved to 19% for the second quarter of 2024 from negative 33% for the second quarter of 2023 primarily due to increases in average selling prices for NAND, the effects of charges to write down inventories to their net realizable value (“NRV”) in 2023, and the sale of previously written down inventories (see “Inventory NRV write-downs” below). Our consolidated gross margin percentage improved to 10% for the first six months of 2024 from negative 4% for the first six months of 2023 primarily due to cost reductions resulting from the effects of NRV write-downs as presented in the table below, partially offset by declines in average selling prices for both DRAM and NAND.

Inventory NRV write-downs: Our consolidated gross margin was impacted by charges in the second and third quarters of 2023 to write inventories down to their estimated NRV as a result of declines in average selling prices for both DRAM and NAND. As charges to write down inventories are recorded in advance of when inventories are sold, costs of goods sold in subsequent periods are lower than they otherwise would be. The impact of inventory NRV write-downs for each period reflects (1) inventory write-downs in that period, offset by (2) lower costs in that period on the sale of inventory written down in prior periods. The impacts of inventory NRV write-downs are summarized below:

	Second Quarter	First Quarter	Second Quarter	Six months ended
	2024	2024	2023	2024	2023

Provision to write down inventory to NRV	$—	$—	$(1,430)	$—	$(1,430)
Lower costs from sale of inventory written down in prior periods	382	605	—	987	—
	$382	$605	$(1,430)	$987	$(1,430)

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2024		2024		2023		2024		2023

CNBU	$2,185	38%	$1,737	37%	$1,375	37%	$3,922	37%	$3,121	40%
MBU	1,598	27%	1,293	27%	945	26%	2,891	27%	1,600	21%
EBU	1,111	19%	1,037	22%	865	23%	2,148	20%	1,865	24%
SBU	905	16%	653	14%	507	14%	1,558	15%	1,187	15%
All Other	25	—%	6	—%	1	—%	31	—%	5	—%
	$5,824		$4,726		$3,693		$10,550		$7,778
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2024 as compared to the first quarter of 2024 were as follows:

•CNBU revenue increased 26% primarily due to increases in DRAM average selling prices and bit shipments driven by improving demand in cloud and data center end markets.
•MBU revenue increased 24% primarily due to increases in average selling prices for both mobile DRAM and NAND, partially offset by decreases in bit shipments.
•EBU revenue increased 7% primarily due to increases in bit shipments driven by solid demand for leading-edge products in industrial markets.
•SBU revenue increased 39% primarily due to increases in NAND average selling prices and bit shipments driven by strong demand across markets.

Changes in revenue for each business unit for the second quarter and first six months of 2024 as compared to the corresponding periods of 2023 were as follows:

•CNBU revenue increased 59% and 26%, respectively, primarily due to increases in bit shipments, partially offset by declines in average selling prices.
•MBU revenue increased 69% and 81%, respectively, primarily due to increases in bit shipments for both DRAM and NAND. MBU average selling prices increased for the second quarter of 2024 as compared to the second quarter of 2023 and decreased slightly for the first six months of 2024 as compared to the first six months of 2023.
•EBU revenue increased 28% and 15%, respectively, primarily due to increases in bit shipments, partially offset by declines in average selling prices.
•SBU revenue increased 79% and 31%, respectively, primarily due to increases in bit shipments. SBU average selling prices increased for the second quarter of 2024 as compared to the second quarter of 2023 and decreased for the first six months of 2024 as compared to the first six months of 2023.

Operating Income (Loss) by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2024		2024		2023		2024		2023

CNBU	$28	1%	$(397)	(23)%	$(35)	(3)%	$(369)	(9)%	$155	5%
MBU	(9)	(1)%	(687)	(53)%	(344)	(36)%	(696)	(24)%	(539)	(34)%
EBU	(1)	—%	10	1%	88	10%	9	—%	282	15%
SBU	(217)	(24)%	(490)	(75)%	(357)	(70)%	(707)	(45)%	(614)	(52)%
All Other	21	84%	4	67%	1	100%	25	81%	4	80%
	$(178)		$(1,560)		$(647)		$(1,738)		$(712)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

For the second quarter of 2024 as compared to the first quarter of 2024, CNBU, MBU, and SBU operating income (loss) improved primarily due to increases in average selling prices as a result of improving conditions across most markets. Manufacturing cost reductions in the second quarter of 2024 also contributed to increases in operating income (loss). For EBU, operating income (loss) for the second quarter of 2024 deteriorated from the first quarter of 2024 primarily due to declines in average selling prices.

For the second quarter of 2024 as compared to the second quarter of 2023, MBU and SBU operating income (loss) improved primarily due to increases in average selling prices as a result of improving conditions across most markets in 2024. For CNBU, operating income (loss) for the second quarter of 2024 improved from the second quarter of 2023 primarily due to increases in bits sold and manufacturing cost reductions, partially offset by lower average selling prices that had not fully recovered from prior declines. For EBU, operating income (loss) for the second quarter of 2024 deteriorated from the second quarter of 2023 primarily due to declines in average selling prices in 2023, which had not yet fully recovered.

31 | 2024 Q2 10-Q

For the first six months of 2024 as compared to the first six months of 2023, operating income (loss) deteriorated for all business units due to lower average selling prices, which had not fully recovered from the steep decline in market conditions across memory and storage markets that occurred throughout 2023. Manufacturing cost reductions and increases in DRAM bit shipments partially offset the adverse effects of pricing on operating margins.

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

R&D expenses for the second quarter of 2024 compared to the first quarter of 2024 were relatively unchanged as lower volumes of development and prequalification wafers were offset by increases in employee compensation. R&D expenses for the second quarter and first six months of 2024 increased 6% and 2%, respectively, as compared to the corresponding periods of 2023, primarily due to an increase in employee compensation, partially offset by lower volumes of development and prequalification wafers.

Selling, General, and Administrative: SG&A expenses for the second quarter of 2024 increased 6% as compared to the first quarter of 2024 primarily due to an increase in employee compensation. SG&A expenses for the second quarter and first six months of 2024 increased 21% and 13%, respectively, as compared to the corresponding periods of 2023, primarily due to an increase in employee compensation.

Restructure and Asset Impairments: See “Item 1. Financial Statements – Notes to Consolidated Financial
Statements – Restructure and Asset Impairments”.

Other Operating (Income) Expense, Net: See “Item 1. Financial Statements – Notes to Consolidated Financial
Statements – Other Operating (Income) Expense, Net”.

Interest (Income) Expense, Net: Interest income (expense) was not significant for the second quarter of 2024. Interest income (expense) deteriorated for the second quarter and first six months of 2024 as compared to the corresponding periods of 2023 primarily due to increases in interest expense as a result of higher debt balances and interest rates, partially offset by increases in interest income due to higher interest rates on our cash and investments.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six months ended
	2024	2024	2023	2024	2023

Income (loss) before taxes	$170	$(1,155)	$(2,271)	$(985)	$(2,447)
Income tax (provision) benefit	622	(73)	(54)	549	(62)
Effective tax rate	(365.9)%	(6.3)%	(2.4)%	55.7%	(2.5)%

In the first quarter of 2024, our tax expense was based on actual results for jurisdictions where small changes in our projected pre-tax income would have caused significant changes in the estimated annual effective tax rate. With our improved fiscal 2024 outlook, we can now estimate a more reliable annual effective tax rate and have reverted to a global annual effective tax rate method for all jurisdictions. Applying this updated rate to our year-to-date earnings resulted in the tax benefit recognized in the second quarter of 2024.

The change in our effective tax rate for the second quarter of 2024 as compared to the first quarter of 2024 was primarily due to the use of the estimated annual effective tax rate for the quarter. The change in our effective tax rate for the first six months of 2024 as compared to the first six months of 2023 was primarily due to changes in levels of profitability and the geographic mix of earnings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of the low level of profitability and the geographical mix of income, the benefit from tax incentive arrangements was not material for the periods presented.

Various tax reforms are being considered in multiple jurisdictions that, if enacted, contain provisions that could materially impact our tax expense. We continue to monitor the potential impact of these various tax reform proposals to our overall global effective tax rate and financial statements.

Other: Further information can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans”.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $9.63 billion as of February 29, 2024, and $10.44 billion as of August 31, 2023. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of February 29, 2024, $1.98 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. From time to time, we expect to engage in a variety of financing transactions for such purposes as well as to refinance our existing indebtedness, including the issuance of securities. As of February 29, 2024, $2.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2024 for property, plant, and equipment, net of proceeds from government incentives, to be in the range of $7.5 billion to $8.0 billion. Actual amounts for 2024 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures. As of February 29, 2024, we had purchase obligations of approximately $1.01 billion for the acquisition of property, plant, and equipment, of which approximately $938 million is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” and “ – Debt.”

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

We are also advancing our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. We intend to make investments at our
33 | 2024 Q2 10-Q

backend facility in Xi’an, China, including a new building to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China from the Xi’an facility. We began construction of a new assembly and test facility in Gujarat, India to address demand in the latter half of this decade.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through February 29, 2024, we had repurchased an aggregate of $6.89 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On March 20, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on April 16, 2024, to shareholders of record as of the close of business on April 1, 2024. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	Six months ended
	2024	2023

Net cash provided by operating activities	$2,620	$1,286
Net cash provided by (used for) investing activities	(2,709)	(4,181)
Net cash provided by (used for) financing activities	(458)	4,434
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(8)	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(555)	$1,548

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, and inventory write-downs, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first six months of 2024 as compared to the first six months of 2023 was primarily due to a smaller net loss in the current year adjusted for non-cash items and the effect of an increase in accounts payable and accrued expenses and an increase in other current liabilities largely due to approximately $600 million of customer prepayments to secure product supply, partially offset by an increase in receivables and an increase in other current assets primarily due to the second quarter 2024 income tax benefit.

Investing Activities: For the first six months of 2024, net cash used for investing activities consisted primarily of $3.18 billion of expenditures for property, plant, and equipment; contributions of $234 million received from government incentives to offset capital expenditures; partially offset by $261 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

For the first six months of 2023, net cash used for investing activities consisted primarily of $4.65 billion of expenditures for property, plant, and equipment, partially offset by $480 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first six months of 2024, net cash used for financing activities consisted primarily of $1.10 billion of repayments of debt, which included the prepayment of the 2024 Term Loan A and a portion of the 2025 Term Loan A borrowings, $256 million for payments of dividends to shareholders, and $82 million of payments on equipment purchase contracts, partially offset by approximately $1.00 billion of proceeds from the issuance of the 2031 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

For the first six months of 2023, net cash provided by financing activities consisted primarily of $3.20 billion of proceeds from our 2025, 2026, and 2027 Term Loan A borrowings, $1.27 billion from the issuance of the 2029 B Notes, and $749 million from the issuance of the 2033 A Notes. Cash used for financing activities included $425 million for the acquisition of 8.6 million shares of our common stock under our share repurchase authorization, $252 million of cash payments of dividends to shareholders, and $76 million of payments on equipment purchase contracts.

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

During the second quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

35 | 2024 Q2 10-Q

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended August 31, 2023, and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the first quarter of 2024.

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
•achieving or maintaining certain outcomes or compliance with other obligations associated with incentives from various governments;
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
37 | 2024 Q2 10-Q

Risks Related to Our Business, Operations, and Industry

Volatility in average selling prices for our semiconductor memory and storage products may adversely affect our business.

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. For example, average selling prices for DRAM declined in the high-40s percent range and NAND declined in the low-50s percent range for 2023 as compared to 2022. Since 2017, annual percentage changes in DRAM average selling prices have ranged from plus mid-30s percent range to a minus high-40s percent range. Since 2017, annual percentage changes in NAND average selling prices have ranged from nearly flat to a minus low-50s percent range. In recent periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Average selling prices for our products that decline faster than our costs have recently had an adverse effect on our business and results of operations, and in future periods could have a material adverse effect on our business, results of operations, or financial condition.

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

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Conditions” for information regarding our recent underutilization charges. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization, lower wafer output, and corresponding increases in our per gigabit manufacturing costs have resulted in higher inventory carrying costs, and have had, and may continue to have, an adverse effect on our gross margins, business, results of operations, or financial condition.

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

39 | 2024 Q2 10-Q

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

We and our competitors generally seek to increase supply to address growing market demands, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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

41 | 2024 Q2 10-Q

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

Our incentives from various governments are conditional upon achieving or maintaining certain outcomes or compliance with other obligations and are subject to reduction, termination, clawback, or could impose certain limitations on our business.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. These incentives may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and research and development expenditures may be affected. We also cannot guarantee that we will successfully achieve and maintain outcomes or be able to comply with other obligations required to qualify for these incentives or that the granting agencies will provide or continue to provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures have increased, and may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely way or at all from other providers.

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

43 | 2024 Q2 10-Q

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

Approximately one-half of our total revenue comes from our top ten customers. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. Our customers’ demand for our products may fluctuate due to factors beyond our control. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. A meaningful change in the inventory strategy of our customers could impact our industry bit demand growth outlook. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our business, results of operations, or financial condition.

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
45 | 2024 Q2 10-Q

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit large amounts of data relating to our customers and employees, including sensitive personal information. Unauthorized persons, employees, former employees, nation states, or other parties may gain access to our facilities or technology infrastructure and systems through fraudulent means to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. This risk is exacerbated as competitors for talent, particularly engineering talent, attempt to hire our employees. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, computer denial-of-service attacks, worms, supply chain attacks, social engineering, open source vulnerabilities, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. Additionally, some actors are using artificial intelligence technology to launch more automated, targeted, and coordinated attacks. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts may create a heightened risk of cyberattacks. Breaches of our physical security, attacks on our technology infrastructure and systems, or breaches or attacks on our customers, suppliers, or business partners who have confidential or sensitive information regarding us and our customers and suppliers, could result in significant losses and damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised.

Our products are also targets for cyberattacks, including those products utilized in cloud-based environments. While some of our products contain encryption or security algorithms designed to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware and firmware and applications that may contain security vulnerabilities or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent our products are hacked, or the encryption schemes are compromised or breached, this could harm our business by requiring us to employ additional resources to fix the errors or defects, exposing us to litigation, claims, and harm to our reputation.

Additionally, we cannot be certain that any applicable insurance coverage we maintain will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches or incidents, or that such coverage will continue to be available on acceptable terms or at all. Any of the foregoing security risks could have a material adverse effect on our business, results of operations, or financial condition.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must attract, retain, and motivate executives and a highly skilled, diverse workforce, as well as effectively manage succession for key roles. Competition for experienced employees in our industry can be intense. Hiring and retaining qualified executives and other skilled talent is critical to our business. If our total compensation programs, employment benefits, and workplace culture are not viewed as competitive and inclusive, our ability to attract, retain, and motivate employees could be compromised.

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

47 | 2024 Q2 10-Q

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

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the 2023 Restructure Plan, we reduced our headcount by approximately 15% through a combination of voluntary attrition and personnel reductions. The 2023 Restructure Plan was substantially completed in 2023. In addition, we may in the future enter into other restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions.

We may not realize expected savings or other benefits from our 2023 Restructure Plan or future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

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
49 | 2024 Q2 10-Q

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

51 | 2024 Q2 10-Q

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Beginning in 2024, the Inflation Reduction Act of 2022 imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. The impact of this tax will depend on our facts in each year, anticipated guidance from the U.S. Department of the Treasury, and other developing global tax legislation. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. The directive has been enacted or will be enacted retroactively to be in effect as of January 1, 2024 in nearly all EU member states. If similar directives under Pillar Two are adopted by taxing authorities in other countries where we do business, such changes could have a material adverse effect on our business, results of operations, or financial condition.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of February 29, 2024, we had debt with a carrying value of $13.72 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

53 | 2024 Q2 10-Q

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

55 | 2024 Q2 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended February 29, 2024, we did not repurchase any common stock under the authorization and as of February 29, 2024, $3.11 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the second quarter of 2024, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

December 1, 2023	—	January 4, 2024	—	$—	—
January 5, 2024	–	February 1, 2024	24,254	82.39	—
February 2, 2024	–	February 29, 2024	—	—	—
			24,254	$82.39	—	$3,106

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On January 30, 2024, Scott DeBoer, our Executive Vice President, Technology and Products, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 40,000 shares of our common stock acquired by Mr. DeBoer pursuant to our Restricted Stock Awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be May 1, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until January 30, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

57 | 2024 Q2 10-Q

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Amended and Restated Bylaws of the Registrant		8-K		3.1	3/11/24
4.1	Indenture, dated February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee		8-K		4.1	2/6/19
4.2	Eighth Supplemental Indenture, dated as of January 12, 2024, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/12/24
4.3	Form of Note for Micron Technology, Inc.’s 5.30% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 hereto)		8-K		4.3	1/12/24
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	March 21, 2024	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

59 | 2024 Q2 10-Q