Form 10-Q
period 2024-05-30
MICRON TECHNOLOGY INC
filed 2024-06-27
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2024
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

The number of outstanding shares of the registrant’s common stock as of June 20, 2024 was 1,108,841,326.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due October 2024, repaid January 12, 2024	2041 Notes	3.366% Senior Notes due November 2041
2025 Term Loan A	Senior Term Loan A due November 2025, repaid May 29, 2024	2051 Notes	3.477% Senior Notes due November 2051
2026 Term Loan A	Senior Term Loan A due November 2026	CAC	China’s Cyberspace Administration
2027 Term Loan A	Senior Term Loan A due November 2027	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2026 Notes	4.975% Senior Notes due February 2026	EUV	Extreme ultraviolet lithography
2027 Notes	4.185% Senior Notes due February 2027	HBM	High-bandwidth memory, a stacked DRAM technology optimized for memory-bandwidth intensive applications
2028 Notes	5.375% Senior Notes due April 2028	LPDRAM	Low-power DRAM
2029 A Notes	5.327% Senior Notes due February 2029	MCP	Multichip packaged solutions with managed NAND and LPDRAM
2029 B Notes	6.750% Senior Notes due November 2029	Micron	Micron Technology, Inc. (Parent Company)
2030 Notes	4.663% Senior Notes due February 2030	NRV	Net realizable value
2031 Notes	5.300% Senior Notes due January 2031	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2032 Green Bonds	2.703% Senior Notes due April 2032	SOFR	Secured Overnight Financing Rate
2033 A Notes	5.875% Senior Notes due February 2033	SSD	Solid state drive
2033 B Notes	5.875% Senior Notes due September 2033

We are an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence (AI) and compute-intensive applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

Micron, Crucial, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

3 | 2024 Q3 10-Q

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

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding potential change in our effective tax rate; the timing for construction and ramping of production for new memory manufacturing fabs in the United States; receipt and maintenance of government incentives; the payment of future cash dividends; market conditions and profitability in our industry; our DRAM and NAND market share; the impact of the Cyberspace Administration of China decision; capital spending in 2024; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Revenue	$6,811	$3,752	$17,361	$11,530
Cost of goods sold	4,979	4,420	14,485	12,511
Gross margin	1,832	(668)	2,876	(981)

Research and development	850	758	2,527	2,395
Selling, general, and administrative	291	219	834	701
Restructure and asset impairments	—	68	—	167
Other operating (income) expense, net	(28)	48	(267)	29
Operating income (loss)	719	(1,761)	(218)	(4,273)

Interest income	136	127	398	334
Interest expense	(150)	(119)	(426)	(259)
Other non-operating income (expense), net	10	—	(24)	(2)
	715	(1,753)	(270)	(4,200)

Income tax (provision) benefit	(377)	(139)	172	(201)
Equity in net income (loss) of equity method investees	(6)	(4)	(11)	(2)
Net income (loss)	$332	$(1,896)	$(109)	$(4,403)

Earnings (loss) per share
Basic	$0.30	$(1.73)	$(0.10)	$(4.03)
Diluted	0.30	(1.73)	(0.10)	(4.03)

Number of shares used in per share calculations
Basic	1,107	1,094	1,104	1,092
Diluted	1,123	1,094	1,104	1,092

See accompanying notes to consolidated financial statements.
5 | 2024 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Net income (loss)	$332	$(1,896)	$(109)	$(4,403)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(47)	22	(14)	222
Pension liability adjustments	(1)	(2)	(2)	(1)
Unrealized gains (losses) on investments	1	12	17	—
Foreign currency translation adjustments	—	1	—	(1)
Other comprehensive income (loss)	(47)	33	1	220
Total comprehensive income (loss)	$285	$(1,863)	$(108)	$(4,183)

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	May 30, 2024	August 31, 2023

Assets
Cash and equivalents	$7,594	$8,577
Short-term investments	785	1,017
Receivables	5,131	2,443
Inventories	8,512	8,387
Other current assets	1,297	820
Total current assets	23,319	21,244
Long-term marketable investments	775	844
Property, plant, and equipment	37,926	37,928
Operating lease right-of-use assets	660	666
Intangible assets	413	404
Deferred tax assets	597	756
Goodwill	1,150	1,150
Other noncurrent assets	1,415	1,262
Total assets	$66,255	$64,254

Liabilities and equity
Accounts payable and accrued expenses	$5,145	$3,958
Current debt	398	278
Other current liabilities	1,297	529
Total current liabilities	6,840	4,765
Long-term debt	12,860	13,052
Noncurrent operating lease liabilities	609	603
Noncurrent unearned government incentives	672	727
Other noncurrent liabilities	1,049	987
Total liabilities	22,030	20,134

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,250 shares issued and 1,109 outstanding (1,239 shares issued and 1,098 outstanding as of August 31, 2023)	125	124
Additional capital	11,794	11,036
Retained earnings	40,169	40,824
Treasury stock, 141 shares held (141 shares as of August 31, 2023)	(7,552)	(7,552)
Accumulated other comprehensive income (loss)	(311)	(312)
Total equity	44,225	44,120
Total liabilities and equity	$66,255	$64,254

See accompanying notes to consolidated financial statements.
7 | 2024 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	(1,234)	—	—	(1,234)
Other comprehensive income (loss), net	—	—	—	—	—	52	52
Stock issued under stock plans	8	—	9	—	—	—	9
Stock-based compensation expense	—	—	188	—	—	—	188
Repurchase of stock - withholdings on employee equity awards	(2)	—	(16)	(105)	—	—	(121)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(129)	—	—	(129)
Balance at November 30, 2023	1,245	$124	$11,217	$39,356	$(7,552)	$(260)	$42,885
Net income (loss)	—	—	—	793	—	—	793
Other comprehensive income (loss), net	—	—	—	—	—	(4)	(4)
Stock issued under stock plans	3	1	136	—	—	—	137
Stock-based compensation expense	—	—	213	—	—	—	213
Repurchase of stock - withholdings on employee equity awards	—	—	(2)	(22)	—	—	(24)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(130)	—	—	(130)
Balance at February 29, 2024	1,248	$125	$11,564	$39,997	$(7,552)	$(264)	$43,870
Net income (loss)	—	—	—	332	—	—	332
Other comprehensive income (loss), net	—	—	—	—	—	(47)	(47)
Stock issued under stock plans	2	—	14	—	—	—	14
Stock-based compensation expense	—	—	219	—	—	—	219
Repurchase of stock - withholdings on employee equity awards	—	—	(3)	(30)	—	—	(33)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(130)	—	—	(130)
Balance at May 30, 2024	1,250	$125	$11,794	$40,169	$(7,552)	$(311)	$44,225

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
9 | 2024 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine months ended	May 30, 2024	June 1, 2023

Cash flows from operating activities
Net income (loss)	$(109)	$(4,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	5,794	5,819
Stock-based compensation	620	448
Provision to write-down inventories to net realizable value	—	1,831
Change in operating assets and liabilities:
Receivables	(2,562)	2,728
Inventories	(125)	(3,406)
Other current assets	(435)	(35)
Accounts payable and accrued expenses	846	(1,113)
Other current liabilities	769	(677)
Other	304	118
Net cash provided by operating activities	5,102	1,310

Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,266)	(6,215)
Purchases of available-for-sale securities	(1,110)	(496)
Proceeds from maturities and sales of available-for-sale securities	1,433	1,192
Proceeds from government incentives	267	248
Other	(35)	(90)
Net cash provided by (used for) investing activities	(4,711)	(5,361)

Cash flows from financing activities
Repayments of debt	(1,816)	(706)
Payments of dividends to shareholders	(384)	(378)
Payments on equipment purchase contracts	(127)	(112)
Repurchases of common stock - repurchase program	—	(425)
Proceeds from issuance of debt	999	6,716
Other	(40)	—
Net cash provided by (used for) financing activities	(1,368)	5,095

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(15)	(13)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(992)	1,031
Cash, cash equivalents, and restricted cash at beginning of period	8,656	8,339
Cash, cash equivalents, and restricted cash at end of period	$7,664	$9,370

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

Variable Interest Entities

A number of special purpose entities (the "Lease SPEs") were created by a third-party to facilitate equipment lease financing transactions between us and financial institutions that fund the lease financing transactions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the Lease SPEs. The Lease SPEs are variable interest entities because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the Lease SPEs are merely financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We have determined that we do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and we do not consolidate the Lease SPEs. As of May 30, 2024, we had approximately $600 million of financial lease liabilities and right-of-use assets under these arrangements.
11 | 2024 Q3 10-Q

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	As of May 30, 2024				As of August 31, 2023
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,355	$—	$—	$6,355	$5,771	$—	$—	$5,771
Level 1(2)
Money market funds	570	—	—	570	1,629	—	—	1,629
Level 2(3)
Certificates of deposit	554	6	—	560	1,172	25	—	1,197
Corporate bonds	—	454	418	872	—	737	437	1,174
Asset-backed securities	—	42	337	379	—	15	387	402
Commercial paper	56	130	—	186	—	109	—	109
Government securities	59	153	20	232	5	131	20	156
	7,594	$785	$775	$9,154	8,577	$1,017	$844	$10,438
Restricted cash(4)	70				79
Cash, cash equivalents, and restricted cash	$7,664				$8,656
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of May 30, 2024 or August 31, 2023.
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

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $192 million and $218 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of May 30, 2024 and August 31, 2023, respectively. We recognized a net loss in other non-operating income (expense) on our non-marketable investments of $29 million for the first nine months of 2024. The amounts recognized for the other periods presented were not significant. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

Receivables

As of	May 30, 2024	August 31, 2023

Trade receivables	$4,416	$2,048
Government incentives	340	105
Income and other taxes	208	194
Other	167	96
	$5,131	$2,443

Inventories

As of	May 30, 2024	August 31, 2023

Finished goods	$1,280	$1,616
Work in process	6,542	6,111
Raw materials and supplies	690	660
	$8,512	$8,387

Property, Plant, and Equipment

As of	May 30, 2024	August 31, 2023

Land	$284	$283
Buildings	19,134	17,967
Equipment(1)	68,426	65,555
Construction in progress(2)	3,351	2,464
Software	1,346	1,316
	92,541	87,585
Accumulated depreciation	(54,615)	(49,657)
	$37,926	$37,928
(1)Includes costs related to equipment not placed into service of $1.77 billion as of May 30, 2024 and $2.91 billion as of August 31, 2023.
(2)Includes building-related construction, tool installation, and software costs for assets not placed into service.

Intangible Assets

	As of May 30, 2024			As of August 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$662	$(260)	$402	$613	$(209)	$404
Other	11	—	11	—	—	—
	$673	$(260)	$413	$613	$(209)	$404

13 | 2024 Q3 10-Q

In the first nine months of 2024 and 2023, we capitalized $60 million and $72 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively. Amortization expense was $61 million and $66 million for the first nine months of 2024 and 2023, respectively. Expected amortization expense is $21 million for the remainder of 2024, $63 million for 2025, $53 million for 2026, $49 million for 2027, and $47 million for 2028.

Leases

The components of lease cost are presented below:

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Finance lease cost
Amortization of right-of-use asset	$52	$28	$121	$77
Interest on lease liability	18	6	48	18
Operating lease cost(1)	35	34	103	101
	$105	$68	$272	$196
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Nine months ended	May 30, 2024	June 1, 2023

Cash flows used for operating activities
Finance leases	$41	$17
Operating leases	98	91
Cash flows used for financing activities – Finance leases	99	79
Noncash acquisitions of right-of-use assets
Finance leases	758	354
Operating leases	48	35

Supplemental balance sheet information related to leases was as follows:

As of	May 30, 2024	August 31, 2023

Finance lease right-of-use assets (included in property, plant, and equipment)	$1,944	$1,311
Current operating lease liabilities (included in accounts payable and accrued expenses)	68	66

Weighted-average remaining lease term (in years)
Finance leases	8	9
Operating leases	10	11
Weighted-average discount rate
Finance leases	4.78%	3.86%
Operating leases	3.37%	3.21%

As of May 30, 2024, maturities of lease liabilities by fiscal year were as follows:

For the year ending	Finance Leases	Operating Leases

Remainder of 2024	$95	$9
2025	368	86
2026	351	88
2027	341	86
2028	328	80
2029 and thereafter	778	468
Less imputed interest	(335)	(140)
	$1,926	$677

The table above excludes obligations for leases that have been executed but have not yet commenced. As of May 30, 2024, excluded obligations consisted of $704 million of finance lease obligations over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Accounts Payable and Accrued Expenses

As of	May 30, 2024	August 31, 2023

Accounts payable	$1,951	$1,725
Property, plant, and equipment	1,663	1,419
Salaries, wages, and benefits	909	367
Income and other taxes	121	67
Other	501	380
	$5,145	$3,958

15 | 2024 Q3 10-Q

Debt

	As of May 30, 2024					As of August 31, 2023
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2026 Term Loan A	6.791%	6.93%	$49	$884	$933	$49	$921	$970
2027 Term Loan A	6.916%	7.05%	57	1,021	1,078	57	1,063	1,120
2026 Notes	4.975%	5.07%	—	499	499	—	499	499
2027 Notes(1)	4.185%	4.27%	—	800	800	—	798	798
2028 Notes	5.375%	5.52%	—	597	597	—	596	596
2029 A Notes	5.327%	5.40%	—	698	698	—	697	697
2029 B Notes	6.750%	6.54%	—	1,262	1,262	—	1,263	1,263
2030 Notes	4.663%	4.73%	—	847	847	—	846	846
2031 Notes	5.300%	5.41%	—	994	994	—	—	—
2032 Green Bonds	2.703%	2.77%	—	995	995	—	995	995
2033 A Notes	5.875%	5.96%	—	745	745	—	745	745
2033 B Notes	5.875%	6.01%	—	891	891	—	890	890
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
2024 Term Loan A	N/A	N/A	—	—	—	—	587	587
2025 Term Loan A	N/A	N/A	—	—	—	—	1,050	1,050
Finance lease obligations	N/A	4.78%	292	1,634	1,926	172	1,109	1,281
			$398	$12,860	$13,258	$278	$13,052	$13,330
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

Debt Activity

The table below presents the effects of debt financing and prepayment activities in the first nine months of 2024:

	Transaction Date	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuance
2031 Notes	January 12, 2024	$1,000	$993	$993
Prepayments
2024 Term Loan A	January 12, 2024	(588)	(587)	(588)
2025 Term Loan A	January 12, 2024	(402)	(401)	(402)
2025 Term Loan A	May 29, 2024	(650)	(649)	(650)
		$(640)	$(644)	$(647)

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

Revolving Credit Facility

As of May 30, 2024, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Under the Revolving Credit Facility, borrowings would generally bear interest at a rate equal to adjusted term SOFR plus 1.00% to 1.75%, depending on our corporate credit ratings. Adjusted term SOFR for the Revolving Credit Facility agreement is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty.

The Revolving Credit Facility requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00. On March 27, 2023, we amended the Revolving Credit Facility to provide that in lieu of the foregoing leverage ratio, during the fourth quarter of 2023 and each quarter of 2024, we will be required to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00. Alternatively, for up to three of such five quarters, we may elect to comply with a requirement of minimum liquidity, as defined in the Revolving Credit Facility, of not less than $5.0 billion. Each of the leverage ratio and net leverage ratio maximums, as applicable, is subject to a temporary four quarter increase in such ratio to 3.75 to 1.00 following certain material acquisitions. Through the third quarter of 2024, we complied with these requirements under the Revolving Credit Facility.

Maturities of Notes Payable

As of May 30, 2024, maturities of notes payable by fiscal year were as follows:

Remainder of 2024	$27
2025	107
2026	607
2027	1,780
2028	1,493
2029 and thereafter	7,450
Unamortized issuance costs, discounts, and premium, net	(34)
Hedge accounting fair value adjustment	(98)
$11,332

17 | 2024 Q3 10-Q

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

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees. On May 23, 2024, following a four-day trial regarding the second complaint filed by Netlist in the E.D. Tex., a jury rendered a verdict that Micron’s memory modules infringe two asserted patents — U.S. Patent No. 7,619,912 (“the ‘912 patent”) and U.S. Patent No. 11,093,417 (“the ‘417 patent”) — and found that Micron should pay $425 million for infringement of the ‘912 patent and $20 million for infringement of the ‘417 patent. Micron expects to appeal the verdict. On April 17, 2024, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision (“FWD”) finding unpatentable the sole asserted claim of the ‘912 patent. Netlist has sought review of that ruling by the Director of the USPTO. If the Director upholds the FWD, and the United States Court of Appeals for the Federal Circuit subsequently affirms the FWD, then the affirmed FWD will preclude any pending actions asserting infringement of the ‘912 patent (including any infringement verdict that is subject to an ongoing appeal). The PTAB’s final written decision regarding whether all claims of the ‘417 patent are also unpatentable is expected to be issued on or before August 2, 2024.

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

On June 3, 2024, MimirIP LLC (“MimirIP”) submitted a complaint to the United States International Trade Commission (“ITC”) alleging that certain of Micron’s DRAM and NAND products infringe six patents owned by MimirIP. The complaint requests the ITC to institute an investigation of such alleged infringement pursuant to Section 337 of the Tariff Act of 1930 and to issue a permanent limited exclusion order barring from entry into the United States such allegedly infringing DRAM and NAND devices and electronic devices containing the same produced by several alleged customers of Micron.

On June 3, 2024, MimirIP filed a complaint against Micron, two of its subsidiaries, and certain alleged customers of Micron in the E.D. Tex. alleging that the same six patents as are asserted in the ITC are infringed by certain of Micron’s DRAM and NAND products. The complaint seeks damages, attorneys’ fees, and costs.

On June 4, 2024, MimirIP filed a second complaint against Micron, two of its subsidiaries, and certain alleged customers of Micron in the E.D. Tex. alleging that six additional patents are infringed by certain of Micron’s DRAM and NAND products. The complaint seeks damages, attorneys’ fees, and costs.

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

Equity

Common Stock Repurchases

In May 2018, our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. No shares were repurchased under this authorization in the first nine months of 2024. Through May 30, 2024, we had repurchased an aggregate of $6.89 billion under the authorization. Amounts repurchased are included in treasury stock.

19 | 2024 Q3 10-Q

Dividends

We paid dividends of $128 million ($0.115 per share), $127 million ($0.115 per share), and $129 million ($0.115 per share) in the third, second, and first quarters of 2024, respectively. On June 26, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 23, 2024, to shareholders of record as of the close of business on July 8, 2024.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 30, 2024 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 31, 2023	$(304)	$(41)	$36	$(3)	$(312)
Other comprehensive income (loss) before reclassifications	(151)	16	—	—	(135)
Amount reclassified out of accumulated other comprehensive income (loss)	139	—	(3)	—	136
Tax effects	(2)	1	1	—	—
Other comprehensive income (loss)	(14)	17	(2)	—	1
As of May 30, 2024	$(318)	$(24)	$34	$(3)	$(311)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of May 30, 2024		As of August 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$11,037	$11,332	$11,549	$12,049

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value of
		Assets(1)	Liabilities(2)

As of May 30, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,177	$2	$(234)
Cash flow commodity hedges	458	25	(4)
Fair value interest rate hedges	900	—	(98)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,964	4	(12)
		$31	$(348)

As of August 31, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,873	$16	$(180)
Cash flow commodity hedges	331	45	—
Fair value interest rate hedges	900	—	(100)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,839	2	(17)
		$63	$(297)
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

The effects of cash flow hedging activities were as follows:

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$(99)	$(40)	$(142)	$88
Gain (loss) excluded from effectiveness testing in cost of goods sold	(35)	(26)	(105)	(71)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	(39)	(77)	(139)	(199)

As of May 30, 2024, we expect to reclassify $168 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

21 | 2024 Q3 10-Q

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

Equity Plans

As of May 30, 2024, 72 million shares of our common stock were available for future awards under our equity plans, including 12 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Nine months ended	May 30, 2024	June 1, 2023

Restricted stock award shares granted	12	14
Weighted-average grant-date fair value per share	$69.02	$54.13

Employee Stock Purchase Plan (“ESPP”)

For each six-month ESPP offering period that ended in the second quarter of 2024 and 2023, employees purchased 2 million and 3 million shares, respectively, at a share price of $60.68 and $52.45, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $100 million and $88 million was capitalized and remained in inventory as of May 30, 2024 and August 31, 2023, respectively.

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Stock-based compensation expense by caption
Cost of goods sold	$80	$61	$227	$137
Research and development	77	57	222	169
Selling, general, and administrative	60	34	159	107
Restructure	—	(4)	—	(6)
	$217	$148	$608	$407

Stock-based compensation expense by type of award
Restricted stock awards	$201	$129	$555	$354
ESPP	16	19	53	53
	$217	$148	$608	$407

As of May 30, 2024, $1.51 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2028, resulting in a weighted-average period of 1.3 years.

23 | 2024 Q3 10-Q

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

DRAM	$4,692	$2,672	$12,277	$8,223
NAND	2,065	1,013	4,862	3,001
Other (primarily NOR)	54	67	222	306
	$6,811	$3,752	$17,361	$11,530

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of May 30, 2024, our future performance obligations beyond one year were $141 million, which included customer prepayments and other contract liabilities. Customer prepayments made to secure product supply in future periods and other contract liabilities were $756 million as of May 30, 2024, of which $615 million was reported in other current liabilities and the remainder in other noncurrent liabilities.

As of May 30, 2024 and August 31, 2023, other current liabilities also included $617 million and $453 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Restructure and Asset Impairments

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Employee severance	$—	$70	$—	$163
Asset impairments and other asset-related costs	—	1	—	9
Other	—	(3)	—	(5)
	$—	$68	$—	$167

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the 2023 Restructure Plan, we reduced our headcount by approximately 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. The plan was substantially completed in 2023.

Other Operating (Income) Expense, Net

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

(Gain) loss on disposition of property, plant, and equipment	$(38)	$(24)	$(63)	$(46)
Patent cross-license agreement gain	—	—	(200)	—
Litigation settlement	—	68	—	68
Other	10	4	(4)	7
	$(28)	$48	$(267)	$29

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Income (loss) before taxes	$715	$(1,753)	$(270)	$(4,200)
Income tax (provision) benefit	(377)	(139)	172	(201)
Effective tax rate	52.7%	(7.9)%	63.7%	(4.8)%

In the first quarter of 2024, our tax expense was based on actual results for jurisdictions where small changes in our projected pre-tax income would have caused significant changes in the estimated annual effective tax rate. With our improved fiscal 2024 outlook, we were able to estimate a more reliable annual effective tax rate and have reverted to a global annual effective tax rate method for all jurisdictions beginning in the second quarter of 2024.

The changes in our effective tax rate for the third quarter and first nine months of 2024 as compared to the third quarter and first nine months of 2023 were primarily due to changes in profitability and discrete items primarily related to tax return filings.

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

As of May 30, 2024, other current assets included $539 million related to income taxes.

25 | 2024 Q3 10-Q

Earnings Per Share

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Net income (loss) – Basic and Diluted	$332	$(1,896)	$(109)	$(4,403)

Weighted-average common shares outstanding – Basic	1,107	1,094	1,104	1,092
Dilutive effect of equity plans	16	—	—	—
Weighted-average common shares outstanding – Diluted	1,123	1,094	1,104	1,092

Earnings (loss) per share
Basic	$0.30	$(1.73)	$(0.10)	$(4.03)
Diluted	0.30	(1.73)	(0.10)	(4.03)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 1 million and 31 million for the third quarter and first nine months of 2024, respectively, and were 31 million and 33 million for the third quarter and first nine months of 2023, respectively.

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

	Quarter ended		Nine months ended
	May 30, 2024	June 1, 2023	May 30, 2024	June 1, 2023

Revenue
CNBU	$2,573	$1,389	$6,495	$4,510
MBU	1,588	819	4,479	2,419
EBU	1,294	912	3,442	2,777
SBU	1,353	627	2,911	1,814
All Other	3	5	34	10
	$6,811	$3,752	$17,361	$11,530

Operating income (loss)
CNBU	$442	$(337)	$73	$(182)
MBU	301	(478)	(395)	(1,017)
EBU	124	65	133	347
SBU	76	(601)	(631)	(1,215)
All Other	(2)	2	23	6
	941	(1,349)	(797)	(2,061)

Unallocated
Stock-based compensation	(217)	(151)	(608)	(413)
Restructure and asset impairments	—	(68)	—	(167)
Provision to write-down inventories to net realizable value	—	(401)	—	(1,831)
Lower costs from sale of inventory written down in prior periods	—	281	987	281
Patent cross-license agreement gain	—	—	200	—
Litigation settlement	—	(68)	—	(68)
Other	(5)	(5)	—	(14)
	(222)	(412)	579	(2,212)

Operating income (loss)	$719	$(1,761)	$(218)	$(4,273)

Certain Concentrations

Revenue by end market as an approximate percentage of total revenue is presented in the table below:

Nine months ended	May 30, 2024	June 1, 2023

Mobile	25%	20%
Automotive, industrial, and consumer	20%	25%
Enterprise and cloud server	20%	20%
Client and graphics	15%	20%
SSDs and other storage	15%	15%

Revenue from one customer, which is a distributor, was 11% of total revenue for the first nine months of 2024. No customer accounted for 10% or more of total revenue for the first nine months of 2023.
27 | 2024 Q3 10-Q

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

Overview

We are an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence (AI) and compute-intensive applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

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

Industry Conditions

The memory and storage industry environment deteriorated sharply in the fourth quarter of 2022 and through 2023 due to weak demand in many end markets combined with global and macroeconomic challenges and lower demand resulting from customer actions to reduce inventory levels. This led to significant reductions in average selling prices for both DRAM and NAND and reductions in bit shipments for DRAM, resulting in declines in revenue across all our business segments and nearly all our end markets. For the first nine months of 2024, increasing demand growth, driven in part by deployment of artificial intelligence and mostly normal customer inventories, combined with industry-wide supply discipline, resulted in an improved industry supply and demand balance. As a result, we have experienced improvements in pricing and margins in 2024.

We reduced capital expenditures and wafer starts for both DRAM and NAND in response to challenging market conditions that began in the latter part of 2022 and increased levels of our inventories. In the first quarter of 2024, we recognized $165 million of period costs due to wafer start reductions. In the second and third quarters of 2024, fabrication facility underutilization was reduced and principally related to legacy manufacturing capacity, accordingly period costs were not significant. In addition, to improve capital efficiency, we have redeployed equipment from older technology nodes to support conversions to leading-edge nodes. Since the number of wafer processing steps is higher for leading-edge nodes, this approach has resulted in a meaningful structural reduction in DRAM and NAND wafer capacity. We are now fully utilized on our high-volume manufacturing nodes where we are maximizing output against the structurally lowered capacity. We believe this approach to node migration and consequent wafer capacity reduction is an industry-wide phenomenon.

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
29 | 2024 Q3 10-Q

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2024		2024		2023		2024		2023

Revenue	$6,811	100%	$5,824	100%	$3,752	100%	$17,361	100%	$11,530	100%
Cost of goods sold	4,979	73%	4,745	81%	4,420	118%	14,485	83%	12,511	109%
Gross margin	1,832	27%	1,079	19%	(668)	(18)%	2,876	17%	(981)	(9)%

Research and development	850	12%	832	14%	758	20%	2,527	15%	2,395	21%
Selling, general, and administrative	291	4%	280	5%	219	6%	834	5%	701	6%
Restructure and asset impairments	—	—%	—	—%	68	2%	—	—%	167	1%
Other operating (income) expense, net	(28)	—%	(224)	(4)%	48	1%	(267)	(2)%	29	—%
Operating income (loss)	719	11%	191	3%	(1,761)	(47)%	(218)	(1)%	(4,273)	(37)%

Interest income (expense), net	(14)	—%	(14)	—%	8	—%	(28)	—%	75	1%
Other non-operating income (expense), net	10	—%	(7)	—%	—	—%	(24)	—%	(2)	—%
Income tax (provision) benefit	(377)	(6)%	622	11%	(139)	(4)%	172	1%	(201)	(2)%
Equity in net income (loss) of equity method investees	(6)	—%	1	—%	(4)	—%	(11)	—%	(2)	—%
Net income (loss)	$332	5%	$793	14%	$(1,896)	(51)%	$(109)	(1)%	$(4,403)	(38)%

Total Revenue: Total revenue for the third quarter and first nine months of 2024 was impacted by the factors described in the section titled “Industry Conditions” above. These conditions drove significant quarterly declines in average selling prices throughout 2023 and a subsequent recovery of average selling prices in the first three quarters of 2024.

Total revenue for the third quarter of 2024 increased 17% as compared to the second quarter of 2024 due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products in the third quarter of 2024 increased 13% as compared to the second quarter of 2024 primarily due to increases in average selling prices by approximately 20%, partially offset by a mid-single-digit percent range decrease in bit shipments.
•Sales of NAND products in the third quarter of 2024 increased 32% as compared to the second quarter of 2024 primarily due to an approximate 20% increase in average selling prices and a high-single-digit percent range increase in bit shipments.

Total revenue for the third quarter of 2024 increased 82% as compared to the third quarter of 2023 due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products in the third quarter of 2024 increased 76% as compared to the third quarter of 2023 primarily due to a mid-30% range increase in both average selling prices and bit shipments.
•Sales of NAND products in the third quarter of 2024 increased 104% as compared to the third quarter of 2023 primarily due to a low-60% range increase in average selling prices and a high-20% range increase in bit shipments.

Total revenue for the first nine months of 2024 increased 51% as compared to the first nine months of 2023 due to increases in both DRAM and NAND sales.

•Sales of DRAM products in the first nine months of 2024 increased 49% as compared to the first nine months of 2023 primarily due to a mid-50% range increase in bit shipments, partially offset by a low-single-digit percentage range decline in average selling prices.
•Sales of NAND products in the first nine months of 2024 increased 62% as compared to the first nine months of 2023 primarily due to a low-50% range increase in bit shipments and a high-single-digit percentage range increase in average selling prices.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above and inventory write-downs in 2023 as detailed in the table below. Our consolidated gross margin percentage improved to 27% for the third quarter of 2024 from 19% for the second quarter of 2024, as a result of improvements in margins for both DRAM and NAND products, primarily due to increases in average selling prices and NAND manufacturing cost reductions, partially offset by a reduction in the benefits from the sale of inventories previously written down to their net realizable value. Our consolidated gross margin percentage improved to 27% for the third quarter of 2024 from negative 18% for the third quarter of 2023 primarily due to increases in average selling prices, manufacturing cost reductions, the effects of charges to write down inventories to their NRV in 2023, and the sale of previously written down inventories. Our consolidated gross margin percentage improved to 17% for the first nine months of 2024 from negative 9% for the first nine months of 2023 primarily due to manufacturing cost reductions, the effects of charges to write down inventories to their NRV in 2023, and the sale of previously written down inventories.

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

	Third Quarter	Second Quarter	Third Quarter	Nine months ended
	2024	2024	2023	2024	2023

Provision to write down inventory to NRV	$—	$—	$(401)	$—	$(1,831)
Lower costs from sale of inventory written down in prior periods	—	382	281	987	281
	$—	$382	$(120)	$987	$(1,550)

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2024		2024		2023		2024		2023

CNBU	$2,573	38%	$2,185	38%	$1,389	37%	$6,495	37%	$4,510	39%
MBU	1,588	23%	1,598	27%	819	22%	4,479	26%	2,419	21%
EBU	1,294	19%	1,111	19%	912	24%	3,442	20%	2,777	24%
SBU	1,353	20%	905	16%	627	17%	2,911	17%	1,814	16%
All Other	3	—%	25	—%	5	—%	34	—%	10	—%
	$6,811		$5,824		$3,752		$17,361		$11,530
Percentages of total revenue may not total 100% due to rounding.

31 | 2024 Q3 10-Q

Changes in revenue for each business unit for the third quarter of 2024 as compared to the second quarter of 2024 were as follows:

•CNBU revenue increased 18% primarily due to increases in DRAM average selling prices driven by strong growth in the data center market.
•MBU revenue decreased 1% reflecting decreases in bit shipments, partially offset by increases in average selling prices for both mobile DRAM and NAND.
•EBU revenue increased 16% primarily due to increases in DRAM average selling prices and bit shipments driven by strong demand in automotive markets.
•SBU revenue increased 50% primarily due to increases in NAND average selling prices and bit shipments driven by strong demand in data center markets.

Changes in revenue for each business unit for the third quarter and first nine months of 2024 as compared to the corresponding periods of 2023 were as follows:

•CNBU revenue increased 85% and 44%, respectively, driven by increases in bit shipments. CNBU DRAM average selling prices increased for the third quarter of 2024 as compared to the third quarter of 2023 and decreased slightly for the first nine months of 2024 as compared to the first nine months of 2023.
•MBU revenue increased 94% and 85%, respectively, primarily due to increases in average selling prices and bit shipments for both mobile DRAM and NAND.
•EBU revenue increased 42% and 24%, respectively, primarily due to increases in bit shipments, partially offset by declines in average selling prices.
•SBU revenue increased 116% and 60%, respectively, primarily due to increases in average selling prices and bit shipments.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine months ended
	2024		2024		2023		2024		2023

CNBU	$442	17%	$28	1%	$(337)	(24)%	$73	1%	$(182)	(4)%
MBU	301	19%	(9)	(1)%	(478)	(58)%	(395)	(9)%	(1,017)	(42)%
EBU	124	10%	(1)	—%	65	7%	133	4%	347	12%
SBU	76	6%	(217)	(24)%	(601)	(96)%	(631)	(22)%	(1,215)	(67)%
All Other	(2)	(67)%	21	84%	2	40%	23	68%	6	60%
	$941		$(178)		$(1,349)		$(797)		$(2,061)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

For the third quarter of 2024 as compared to the second quarter of 2024, operating income (loss) improved for all segments primarily due to increases in average selling prices as a result of improving conditions across most markets.

For the third quarter of 2024 as compared to the third quarter of 2023, CNBU, MBU, and SBU operating income (loss) improved primarily due to increases in average selling prices, manufacturing cost reductions, and increases in bit sales as a result of improving conditions across most markets in 2024. SBU and CNBU experienced higher R&D expenses for the third quarter of 2024 as compared to the third quarter of 2023. For EBU, operating income (loss) for the third quarter of 2024 also improved from the third quarter of 2023 primarily due to increases in bits sold and manufacturing cost reductions, partially offset by lower average selling prices.

For the first nine months of 2024 as compared to the first nine months of 2023, operating income (loss) improved for CNBU, MBU, and SBU primarily due to manufacturing cost reductions, increases in bit sales, and increases in MBU and SBU average selling prices as a result of improving conditions across most markets in 2024. SBU and CNBU experienced higher R&D expenses for the first nine months of 2024 as compared to the first nine months of 2023. For EBU, operating income (loss) for the first nine months of 2024 deteriorated from the first nine months of 2023 primarily due to lower average selling prices, partially offset by manufacturing cost reduction and increases in bit shipments.

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

R&D expenses for the third quarter of 2024 increased 2% as compared to the second quarter of 2024 primarily due to an increase in employee compensation and subcontractor expense. R&D expenses for the third quarter of 2024 increased 12% as compared to the third quarter of 2023 primarily due to an increase in employee compensation and subcontractor expense, partially offset by an increase in government incentives. R&D expenses for the first nine months of 2024 increased 6% as compared to the first nine months of 2023 primarily due to an increase in employee compensation, partially offset by an increase in government incentives.

Selling, General, and Administrative: SG&A expenses for the third quarter of 2024 increased 4% as compared to the second quarter of 2024 primarily due to an increase in employee compensation. SG&A expenses for the third quarter and first nine months of 2024 increased 33% and 19%, respectively, as compared to the corresponding periods of 2023, primarily due to an increase in employee compensation and legal fees.

Restructure and Asset Impairments: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.”

Other Operating (Income) Expense, Net: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Operating (Income) Expense, Net.”

Interest (Income) Expense, Net: Interest income (expense) for the third quarter of 2024 compared to the second quarter of 2024 was unchanged. Interest income (expense) deteriorated for the third quarter and first nine months of 2024 as compared to the corresponding periods of 2023 primarily due to increases in interest expense as a result of higher debt balances and interest rates, partially offset by increases in interest income due to higher interest rates on our cash and investments.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine months ended
	2024	2024	2023	2024	2023

Income (loss) before taxes	$715	$170	$(1,753)	$(270)	$(4,200)
Income tax (provision) benefit	(377)	622	(139)	172	(201)
Effective tax rate	52.7%	(365.9)%	(7.9)%	63.7%	(4.8)%

33 | 2024 Q3 10-Q

In the first quarter of 2024, our tax expense was based on actual results for jurisdictions where small changes in our projected pre-tax income would have caused significant changes in the estimated annual effective tax rate. With our improved fiscal 2024 outlook, we were able to estimate a more reliable annual effective tax rate and have reverted to a global annual effective tax rate method for all jurisdictions beginning in the second quarter of 2024.

The change in our effective tax rate for the third quarter of 2024 as compared to the second quarter of 2024 was primarily due to the change in tax rate methodology applied in the second quarter of 2024. The changes in our effective tax rate for the third quarter and first nine months of 2024 as compared to the corresponding periods of 2023 were primarily due to changes in profitability and discrete items primarily related to tax return filings.

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

Other: Further information can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Plans”.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $9.15 billion as of May 30, 2024, and $10.44 billion as of August 31, 2023. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of May 30, 2024, $2.51 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. From time to time, we expect to engage in a variety of financing transactions for such purposes as well as to refinance our existing indebtedness, including the issuance of securities. As of May 30, 2024, $2.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2024 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $8.0 billion. Actual amounts for 2024 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures. As of May 30, 2024, we had purchase obligations of approximately $1.31 billion for the acquisition of property, plant, and equipment, of which approximately $1.20 billion is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” and “ – Debt.”

To support expected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”), we announced plans to invest in two leading-edge memory manufacturing fab facilities in the United States, contingent on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023 with DRAM production targeted to start in early calendar 2026 and first output in mid calendar 2026. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing facility, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We expect construction site preparation to begin in calendar 2025, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to be key to meeting our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends.

We have signed a non-binding preliminary memorandum of terms with the U.S. Department of Commerce for up to $6.1 billion in direct funding under the CHIPS Act for our planned fab in Boise, Idaho and the first two planned fabs in Clay, New York. We are also eligible for federal loans up to $7.5 billion. In addition, we receive a 25% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. We have also signed a non-binding term sheet with the state of New York that provides up to $5.5 billion in funding for the planned four-fab facility over the next 20-plus years through a combination of tax credits for qualified capital investments and incentives for eligible new job wages.

Additionally, we began enablement of cleanroom space within our existing manufacturing fab in Hiroshima, Japan, that will support production of DRAM using EUV lithography. We also continue to advance our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. We have started construction to expand our existing assembly and test facility in Xi’an, China, to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China. Construction is also progressing for the assembly and test facility in Gujarat, India to address demand in the latter half of this decade.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through May 30, 2024, we had repurchased an aggregate of $6.89 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity.”

On June 26, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 23, 2024, to shareholders of record as of the close of business on July 8, 2024. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, expected funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

	Nine months ended
	2024	2023

Net cash provided by operating activities	$5,102	$1,310
Net cash provided by (used for) investing activities	(4,711)	(5,361)
Net cash provided by (used for) financing activities	(1,368)	5,095
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(15)	(13)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(992)	$1,031

35 | 2024 Q3 10-Q

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, and inventory write-downs, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the first nine months of 2024 as compared to the first nine months of 2023 was primarily due to a smaller net loss in the current year adjusted for non-cash items, the effect of an increase in accounts payable and accrued expenses and an increase in other current liabilities largely due to approximately $600 million of customer prepayments to secure product supply, partially offset by an increase in receivables.

Investing Activities: For the first nine months of 2024, net cash used for investing activities consisted primarily of $5.27 billion of expenditures for property, plant, and equipment, partially offset by contributions of $267 million received from government incentives to offset capital expenditures and $323 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

For the first nine months of 2023, net cash used for investing activities consisted primarily of $6.22 billion of expenditures for property, plant, and equipment, partially offset by contributions of $248 million received from government incentives to offset capital expenditures and $696 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first nine months of 2024, net cash used for financing activities consisted primarily of $1.82 billion of repayments of debt, which included the prepayment of the 2024 Term Loan A and the 2025 Term Loan A borrowings, $384 million for payments of dividends to shareholders, and $127 million of payments on equipment purchase contracts, partially offset by approximately $1.00 billion of proceeds from the issuance of the 2031 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

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

During the third quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37 | 2024 Q3 10-Q

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I – Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended August 31, 2023, and the sections titled “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the first and second quarters of 2024.

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
39 | 2024 Q3 10-Q

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

41 | 2024 Q3 10-Q

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

43 | 2024 Q3 10-Q

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
•ability to realize expected grants, investment tax credits, and other government incentives, including through the CHIPS Act and other national, international, state, and local grants;
•potential changes in laws or provisions of grants, investment tax credits, and other government incentives;
•potential restrictions or delays related to environmental regulations or permits;
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

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. These incentives may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and research and development expenditures may be affected. We also cannot guarantee that we will successfully achieve and maintain outcomes or be able to comply with other obligations required to qualify for these incentives or that the granting agencies will provide or continue to provide such funding. These incentive arrangements typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. The incentives we receive could be subject to reduction, termination, or clawback, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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

45 | 2024 Q3 10-Q

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
47 | 2024 Q3 10-Q

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

Our products are also targets for cyberattacks, including those products utilized in cloud-based environments. While some of our products contain encryption or security algorithms designed to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware and firmware and applications that may contain security vulnerabilities or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent our products are hacked, encryption schemes are compromised, or our suppliers are breached or attacked, this could harm our business by requiring us to employ additional resources to fix the errors or defects, exposing us to litigation, claims, and harm to our reputation.

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

49 | 2024 Q3 10-Q

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
51 | 2024 Q3 10-Q

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

53 | 2024 Q3 10-Q

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2024 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $8.0 billion.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of May 30, 2024, we had debt with a carrying value of $13.26 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

55 | 2024 Q3 10-Q

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

57 | 2024 Q3 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. During the quarter ended May 30, 2024, we did not repurchase any common stock under the authorization and as of May 30, 2024, $3.11 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the third quarter of 2024, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

March 1, 2024	–	March 28, 2024	—	$—	—
March 29, 2024	–	April 25, 2024	37,402	120.32	—
April 26, 2024	–	May 30, 2024	—	—	—
			37,402	$120.32	—	$3,106

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended May 30, 2024, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

59 | 2024 Q3 10-Q

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

Micron Technology, Inc.
(Registrant)

Date:	June 27, 2024	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

61 | 2024 Q3 10-Q