Form 10-K
period 2024-08-29
MICRON TECHNOLOGY INC
filed 2024-10-04
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2024
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $83.6 billion based on the closing price reported on the Nasdaq Global Select Market on 2/29/2024. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock were excluded as they may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of September 27, 2024 was 1,108,742,682.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Fiscal 2024 Annual Meeting of Shareholders to be held on January 16, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Micron corporate profile

It's all about data

Data is today's new business currency, and memory and storage are a critical foundation for the data economy. Memory and storage innovations will help transform society and enable significant value *for all*.

Who we are

Micron designs, develops and manufactures industry-leading memory and storage products. By providing foundational capability for AI and compute-intensive applications across the data center, the intelligent edge, client and mobile devices, we unlock innovation across industries including healthcare, automotive and communications. Our technology and expertise are central to maximizing value from cutting-edge computing applications and new business models which disrupt and advance the industry.

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

Global product portfolio

DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

$25.1B
FY24 annual revenue

264
On the 2024 Fortune 500

~57,000
Patents granted and growing*

18
Countries*

11
Manufacturing sites and
12 customer labs*

~48,000
Team members*

* Micron data as of August 29, 2024

Media inquiries
mediarelations@micron.com

Government inquiries
govaffairs@micron.com

Investor inquiries
investorrelations@micron.com

Connect with us on micron.com

© 2024 Micron Technology, Inc. Micron, the Micron logo, the M logo, Intelligence Accelerated™, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners.

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

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2023 Notes	2.497% Senior Notes due April 2023, repaid November 2021	2033 B Notes	5.875% Senior Notes due September 2033
2024 Notes	4.640% Senior Notes due February 2024, repaid November 2021	2041 Notes	3.366% Senior Notes due November 2041
2024 Term Loan A	Senior Term Loan A due October 2024, repaid January 12, 2024	2051 Notes	3.477% Senior Notes due November 2051
2025 Term Loan A	Senior Term Loan A due November 2025, repaid May 29, 2024	AI	Artificial intelligence
2026 Term Loan A	Senior Term Loan A due November 2026	CAC	China’s Cyberspace Administration
2027 Term Loan A	Senior Term Loan A due November 2027	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2026 Notes	4.975% Senior Notes due February 2026	EUV	Extreme ultraviolet lithography
2027 Notes	4.185% Senior Notes due February 2027	HBM	High-bandwidth memory
2028 Notes	5.375% Senior Notes due April 2028	Micron	Micron Technology, Inc. (Parent Company)
2029 A Notes	5.327% Senior Notes due February 2029	Multi-Tranche Term Loan Agreement	Borrowing agreement that governs the 2026 Term Loan A and 2027 Term Loan A
2029 B Notes	6.750% Senior Notes due November 2029	NRV	Net realizable value
2030 Notes	4.663% Senior Notes due February 2030	OEM	Original equipment manufacturer
2031 Notes	5.300% Senior Notes due January 2031	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2032 Green Bonds	2.703% Senior Notes due April 2032	SOFR	Secured Overnight Financing Rate
2033 A Notes	5.875% Senior Notes due February 2033	SSD	Solid state drive
Micron, Crucial, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2024, 2023, and 2022 each contained 52 weeks.

Forward-Looking Statements

This Form 10-K contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding expected production ramp of certain products; plans to invest in research and development, including the plans to implement EUV lithography; anticipated technological developments; potential change in our effective tax rate; the timing for construction and ramping of production for our facilities, including new memory manufacturing fabs in the United States; receipt and maintenance of government incentives; the payment of future cash dividends; market conditions and profitability in our industry; our DRAM and NAND market share; future demand for our products; the impact of the Cyberspace Administration of China decision; capital spending in 2025; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part I – Item 1A. Risk Factors.”
5 | 2024 10-K

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

We face intense competition in the semiconductor memory and storage markets. To remain competitive we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of inflationary pressures. Our success is largely dependent on obtaining returns on our R&D investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and efficient capital spending.

Products, Market, and Sales

Product Technologies

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, and NOR. We sell our products through our business units into various markets in numerous forms, including: components, modules, SSDs, managed NAND, multi-chip packages, and wafers. Many of our system-level solutions combine NAND, a controller, firmware, and in some cases DRAM.

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in the data center, client PC, graphics, industrial, and automotive markets.

In 2023, we began shipping the industry’s first 1β (1-beta) production node, which offers further improvements in power efficiency and bit density. The majority of our DRAM bit production in 2024 was on leading-edge 1α (1-alpha) and 1ß nodes. We expect volume shipments in 2025 of our next generation of DRAM, the 1γ (1-gamma) node, which will employ EUV lithography production.

Double Data Rate (“DDR”): DDR memory transfers data twice per clock cycle resulting in improved speeds, power efficiency, and storage density. DDR5 is the fifth generation of this technology and offers the critical improvements in bandwidth and power efficiency necessary to meet the growing needs of high-performance computing, AI, and data-intensive applications.

High-Bandwidth Memory (“HBM”): A 3D stacked DRAM architecture that utilizes through-silicon via (“TSV”) connections for a more efficient communication between each stack giving it the ability to achieve a higher bandwidth while consuming less power compared to other memory types. This makes it ideal for applications that require high data throughput and energy efficiency, such as AI applications and high-performance computing.

Graphics DRAM (“GDDR”): High performance memory solution designed for graphics cards, gaming consoles, and high-performance computing applications. GDDR memory is optimized for high-bandwidth workloads encountered by graphics processing units, offering faster data rates and efficient data processing capabilities.

Low-Power DRAM (“LPDDR”): Engineered for mobile devices and applications requiring low power consumption. LPDDR products generally operate at a lower voltage than standard DRAM products and are beneficial to any power conscious application. The benefits of LPDDR memory are being realized by many market segments including mobile, PC, automotive, and data center.

Total reported DRAM revenue was $17.60 billion in 2024, $10.98 billion in 2023, and $22.39 billion in 2022.

NAND: NAND products are non-volatile, re-writeable semiconductor storage devices that provide high-capacity, low-cost storage with a variety of performance characteristics. NAND is used in SSDs for the data center, client PC, consumer, and automotive markets and in removable storage markets. Managed NAND is used in smartphones and other mobile devices, and in consumer, automotive, and embedded markets. Low-density NAND is ideal for applications like automotive, surveillance, machine-to-machine, automation, printer, and home networking.

In 2022, we began volume production of 232-layer NAND (“Micron G8 NAND”), the industry’s first eighth-generation NAND. It features higher areal density and delivers higher capacity and improved energy efficiency over previous generations of our NAND. In 2024, we began volume production of Micron G9 NAND, representative of the industry's ninth-generation 3D NAND node. Micron G8 and G9 NAND nodes are ramping in high volume and will become an increasing portion of our mix through 2025.

Our NAND Flash includes triple-level cell (“TLC”) and quad-level cell (“QLC”), each with varying levels of storage density, performance, and endurance. In 2024, we announced shipments of our densest OEM production QLC NAND, built on this technology, with improved storage density and access times.

In 2024, we also began shipping Micron G9 TLC based NAND in SSDs designed to deliver the transfer rates required to meet the low-latency and high-throughput needs of data-centric workloads from AI training and machine learning to unstructured databases, self-driving cars, and cloud computing.

Solid State Drives (“SSDs”): SSD storage products incorporate NAND, a controller, and firmware to offer significant performance and features over hard disk drives, including smaller form factors, faster read and write speeds, higher reliability, and lower power consumption needed to address the growing demands of data-centric workloads, ever-increasing expectations of client users, and the stringent requirements of automotive and industrial applications.

Managed NAND: Managed NAND combines NAND flash with a sophisticated controller and firmware in a single package. This integration allows the memory to manage itself, handling tasks like wear leveling, bad block management, and error correction internally, freeing the host system from these tasks. Products such as embedded MultiMediaCards (“eMMC”) and universal flash storage (“UFS”) offer solutions that are compact and reliable making them widely used across the mobile, automotive, and industrial markets.

Multi-Chip Packages (“MCPs”): Designed to provide high-performance, compact, and efficient memory solutions by integrating multiple types of memory, generally LPDRAM, into a single package. MCPs are used in embedded internet of things (“IoT”) applications, automotive systems, mobile devices, and industrial devices where space and power efficiency are critical.

Total reported NAND revenue was $7.23 billion in 2024, $4.21 billion in 2023, and $7.81 billion in 2022.
7 | 2024 10-K

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

Products by Business Unit and Market

Compute and Networking Business Unit (“CNBU”)

CNBU includes memory products and solutions sold into the data center, PC, graphics, and networking markets including HBM, DDR, LPDRAM and GDDR, as well as some emerging memory technologies like compute express link (“CXL”) and multi-ranked dual in-line memory module (“MRDIMM”).

Data center: CNBU sales to the data center end market were driven primarily by server demand across the cloud and enterprise markets and solutions offered to the networking market.

Overall cloud growth continues to be driven by the shift of both infrastructure and workloads from on-premises to the cloud. Cloud-native workloads are drivers of growth through use-cases like intelligent edge devices capable of AI and augmented reality that store and access data in the cloud or rely on the cloud for compute capability. Cloud servers supporting AI and data-centric workloads require significantly increasing quantities of DRAM, including HBM, and NAND as the task of turning data into insight becomes increasingly memory-centric.

In 2024, we began volume production of our 8-high 24GB HBM3E with increased bandwidth and superior power efficiency enabled by our advanced 1β process node. This enhanced version of the third generation of HBM delivers faster data rates, improved thermal response, and a higher monolithic die density within the same package footprint as previous generations. We have also started shipments of production-capable HBM3E 12-high 36GB units to enable qualifications across the AI ecosystem.

As modern servers pack more processing cores into central processing units (“CPUs”), the memory bandwidth per CPU core has been decreasing. Our DDR5 alleviates this bottleneck by providing higher bandwidth compared to previous generations, enabling improved performance and scaling. In 2024, we qualified and began shipping our 128GB DDR5 server module, built on a monolithic 32Gb DRAM die and powered by our 1ß node. This innovative product provides an industry alternative to existing 3D TSV-based solutions to address the rigorous speed and capacity demands of memory-intensive generative AI applications. We are leveraging our innovative solutions to pioneer the adoption of LPDDR for servers in the data center. Additionally, we also announced our 256GB MRDIMM module, which further enhances performance and increases DRAM content per server.

In 2024, networking demand was driven by AI and DDR5 platform deployments in data center networking and increasing data transfer requirements across multiple industries.

PC: Our products sold to the client PC market support both commercial and consumer PC unit growth. The next generation PCs that have been announced contain high-performance neural processing chipsets as well as AI. We expect these devices will have significantly more DRAM content than today’s average PC.

As AI use cases proliferate to PCs, performance of the memory subsystem becomes more critical. In 2024, we announced the low-power compression-attached memory module to deliver the required performance to process AI workloads on PCs and provide the potential to scale to applications needing a high performance and low power solution in a compact and modular form factor.

Graphics: The graphics market is driven by the need for high-performance and HBM solutions. Our GDDR6 and GDDR6X DRAM graphics products are incorporated into gaming consoles, PC graphics cards, and graphics processing unit-based data center solutions, which are the driving force behind applications such as AI, virtual and augmented reality, 4K and 8K gaming, and professional design.

In 2024, we announced our next generation GDDR7 graphics memory which delivers high-performance memory in a power-optimized design. Built on our 1β node, GDDR7 is the next generation of GDDR memory to advance user experience in graphics and gaming. The addition of GDDR7 completes our industry-leading product portfolio for AI inference applications on CPUs, neural processing units, and graphics processing units.

CNBU reported revenue of $9.51 billion in 2024, $5.71 billion in 2023, and $13.69 billion in 2022. CNBU sales to the data center, PC, and graphics markets in 2024 consisted primarily of our HBM, DDR5 and DDR4, LPDDR5, and GDDR6 DRAM products.

Mobile Business Unit (“MBU”)

MBU includes memory and storage products sold into the smartphone and other mobile-device markets including discrete NAND, DRAM, and managed NAND products. MBU offers a comprehensive portfolio of MCPs and managed NAND, including products which combine eMMC/UFS solutions with LPDRAM, along with a suite of unique firmware features designed for next-generation smartphones and to accelerate AI applications in the mobile market.

The proliferation of smartphones, tablets, and other mobile devices continues to increase the demand for memory chips. These devices require high-performance memory to support various applications, from gaming to productivity. Smartphones offer tremendous potential for personalized AI capabilities that offer greater security and responsiveness when executed on the device. Enabling these on-device AI capabilities is driving increased memory and storage capacity needs and increasing demand for new value-add solutions.

In 2024, we announced our second generation of NAND UFS 4.0 devices, which offer a more compact package size and increased power efficiency to provide design manufacturers more room and power needed for next generation smartphone designs. We also began sampling our next generation of low power smartphone DRAM, built on our 1ß node. The LPDDR5X provides peak bandwidth data transfer that is critical for enabling AI at the intelligent edge. This advanced memory technology is designed for high-end and flagship smartphones where its high bandwidth and power efficiency are crucial for delivering top-tier performance.

MBU reported revenue of $6.35 billion in 2024, $3.63 billion in 2023, and $7.26 billion in 2022. MBU sales to the mobile market in 2024 consisted primarily of LPDDR5 and LPDDR4 DRAM and managed NAND solutions.

Embedded Business Unit (“EBU”)

EBU includes memory and storage products and solutions sold into the intelligent edge through the automotive, industrial, and consumer embedded markets including discrete and module DRAM, discrete NAND, managed NAND, SSDs, and NOR. The intelligent edge refers to the continually growing set of connected systems and devices where data is analyzed and aggregated closest to where it is captured. Intelligent devices, those using AI for inference at the edge, are now more self-contained and do not need to connect to the cloud to run their algorithms.

Automotive: Advancements in autonomous driving, advanced driver-assistance systems, and in-vehicle infotainment systems continue to increase the requirements for high-performing memory and storage products, with higher reliability requirements for leading-edge products. Automotive memory and storage products enable connected, advanced infotainment systems with increasingly larger and higher definition displays and support improved voice and gesture control. Adoption of Level 2+ advanced driver-assistance systems capabilities continue to gain momentum, further expanding content per vehicle. Our products enable increasingly advanced vision and sensor based automated systems to support driver assistance solutions and vehicle safety. In 2024, we qualified our automotive LPDDR5X, UFS 3.1, and NOR flash storage solutions for a comprehensive set of cloud-connected platforms designed for power data-rich, intelligent automotive services.

Industrial: The demand for industrial memory is being fueled by the increasing adoption of IoT devices, automation in manufacturing, machine-to-machine communication, transportation, surveillance, retail, and smart infrastructure. The need for reliable and high-performance memory solutions in these applications is critical.

9 | 2024 10-K

Consumer embedded: Embedded memory and storage solutions are used in a diverse set of consumer products, including service provider and IP set-top boxes, digital home assistants, digital still and video cameras, home networking, ultra-high-definition televisions, augmented reality and virtual reality headsets, and many more applications. Our embedded memory and storage solutions enable intelligent edge devices in the consumer products market to store, connect, and transform information in the IoT.

EBU reported revenue of $4.61 billion 2024, $3.64 billion in 2023, and $5.24 billion in 2022. EBU sales to the automotive, industrial, and consumer embedded markets in 2024 consisted primarily of LPDDR5 and LPDDR4 DRAM, DDR4 and DDR3 DRAM, and managed NAND.

Storage Business Unit (“SBU”)

SBU includes SSDs and component-level storage solutions sold into the data center, PC, and consumer markets. The data center market includes enterprise and cloud SSDs and enterprise NAND components while the PC market consists of client SSDs. Additionally, SBU sales include NAND components and our Crucial-branded SSDs sold to the consumer market.

Data center: The growing use of cloud computing and big data analytics is fueling the demand for high performance storage in data centers. Applications such as machine learning servers require fast access to data with low latency, predictable performance, and high storage capacities. Our 6500 30TB SSDs features high performance, reliability, and endurance for AI data lake applications. In 2024, we began sampling our 9550 series SSD to meet the growing demands of AI, high-performance computing, and many other workloads. This fully integrated solution enables improved performance, power efficiency, and security features for data center operators.

PC: The next generation PCs contain high-performance neural processing chipsets as well as AI capabilities and require higher performance and higher average capacity SSDs than traditional PCs. Our client SSDs, targeted for leading personal computer OEMs, have mostly replaced hard disk drives used in notebooks, desktops, workstations, and other consumer applications, and deliver high performance, power efficiency, security, and capacity. In 2024, we expanded our technology portfolio with the 3500 NVMe SSD, our first performance client SSD built on Micron G8 NAND. This original SSD will help our customers handle demanding workloads for business applications, scientific computing, gaming, and content creation.

SBU reported revenue of $4.59 billion in 2024, $2.55 billion in 2023, and $4.55 billion in 2022. SBU sales to the data center SSD and PC markets in 2024 consisted primarily of our 2400, 5400, 6500 ION, 7450, 7500, and 9400 series SSDs as well as component NAND sales of QLC and TLC.

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

In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities, in companies such as Yangtze Memory Technologies Co., Ltd. (“YMTC”) and ChangXin Memory Technologies, Inc. (“CXMT”). In addition, the May 2023 decision by China’s Cyberspace Administration (the “CAC”) that critical information infrastructure operators in China may not purchase Micron products had an adverse impact on our ability to compete effectively in China and elsewhere.

We and our competitors generally seek to increase supply to address growing market demands, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. Additionally, rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

Manufacturing

We manufacture our products within our own facilities located in Taiwan, Singapore, Japan, the United States, Malaysia, China, and India and also utilize subcontractors to perform certain manufacturing processes. Our products are manufactured on 300mm wafers in facilities that generally operate 24 hours per day, seven days per week. Semiconductor manufacturing is capital intensive, requiring large investments in sophisticated facilities and equipment. Our DRAM, NAND, and NOR products share a number of common manufacturing processes, enabling us to leverage our product and process technology and certain resources and manufacturing infrastructure across these product lines.

11 | 2024 10-K

Our process for manufacturing semiconductor products is complex and involves numerous precise steps, including wafer fabrication, post fabrication processing, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effectively deploying those techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, 3D non-volatile layers, NAND cell levels, process complexity (including the number of mask layers and fabrication steps), and manufacturing yield. Other factors include the cost and sophistication of manufacturing equipment, equipment utilization, cost of raw materials, labor productivity and cost, package type, cleanliness of our manufacturing environment, and utilization of subcontractors to perform certain manufacturing processes. As we continue to increase our production of high value products and solutions, manufacturing costs are increasingly affected by the costs of application-specific integrated circuit controllers and other semiconductors, advanced and complex packaging configurations, and testing at progressively higher performance speeds and quality levels. We continuously enhance our production processes, increase bits per wafer, transition to higher density products, and utilize advanced testing and assembly processes.

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

We have commenced expansion of our production capacity in the United States and in other regions where we operate. Semiconductor fabs are complex, capital-intensive projects and require specialized knowledge, expertise, experience, and skill sets to construct and operate. Our construction projects are highly dependent on available sources of materials, and specialized equipment, as well as labor, skilled sub-contractors and other service providers. Increasing demand, supply constraints, inflation, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities. In the United States and in certain other regions, fab building has been uncommon in recent years. Concurrent semiconductor expansion projects across the industry introduce significant competition for the limited pool of construction talent with requisite expertise and experience in these regions. As such, expanding production capacity in the United States and certain other regions may introduce more challenges than we would experience in geographies with more established ecosystems.

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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely way or at all from other providers.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of these materials. If China were to restrict or stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

Our operations are dependent on a reliable and uninterrupted supply of electrical power and water to our manufacturing facilities. Any power shortages, capacity constraints, prolonged outages, or significant or unexpected increases in the cost of power could have a material adverse effect on our business, results of operations, or financial condition.
13 | 2024 10-K

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

Patents and Licenses

As of August 29, 2024, we owned approximately 14,500 active U.S. patents and 7,000 active foreign patents. In addition, we have thousands of U.S. and foreign patent applications pending. Our patents have various terms expiring through 2043.

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

Research and Development

Our R&D efforts are focused primarily on development of memory and storage solutions, including our industry-leading DRAM and NAND technology, that enable continuous improvement in performance and cost structure for our products. Our 1-gamma DRAM pilot production using EUV lithography is progressing well, and we are on track for volume production in calendar 2025. We have begun volume production on our Micron G9 NAND node, and expect to introduce several industry-leading products over the coming quarters. We are well-positioned with our industry leading HBM3E technology. We are also focused on developing new and fundamentally different memory structures, materials, and packages designed to facilitate our transition to next generation products. Additional R&D efforts are concentrated on the enablement of advanced computing, storage, and mobile memory architectures and the investigation of new opportunities that leverage our core semiconductor expertise. Product design and development efforts include HBM, DDR5, LPDDR5, high-capacity MRDIMMs, CXL based products, and advanced graphics DRAM; TLC and QLC NAND technologies; mobile and storage solutions (including firmware and controllers) in managed NAND and SSDs; and other memory technologies and systems.

To compete in the semiconductor memory and storage markets, we must continue to develop technologically advanced products and processes. The continued evolution of our semiconductor product offerings is necessary to meet expected customer requirements for memory and storage products and solutions. Our process, design, firmware, controller, package, and system development efforts occur at multiple locations across the world. Our primary R&D centers are located in Boise, Idaho; San Jose, California; India; Japan; Taiwan; China; Italy; Singapore; Germany; Malaysia; and other sites in the United States.

R&D expenses vary primarily with the number of development and pre-qualification wafers processed and end-product solutions developed, personnel costs, and the cost of advanced equipment dedicated to new product and process development, such as investments in EUV lithography equipment. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through internal reviews and tests for performance, functionality, and reliability. R&D expenses can vary significantly depending on the timing of product qualification and the scope of the product.

Human Capital

We depend on a highly educated and experienced workforce to design, develop, and manufacture high-quality, cutting-edge memory and storage solutions. As of August 29, 2024, we had approximately 48,000 employees located primarily in Asia, the United States, and Europe of which 31% were women.

Our Board of Directors was comprised of five men and four women as of August 29, 2024. In addition, as of August 29, 2024, based on self-identification, one member of our Board of Directors is Asian, one member is African-American, and seven members are White. One member of our Board of Directors is a veteran of the U.S. military.

Talent Acquisition, Development, and Engagement

Finding and retaining the best and brightest people in an extremely competitive industry environment is a strategic imperative for our business. We partner with our communities, institutions, governments, and associations to expand the pipeline of diverse, highly skilled STEM talent globally. Our partnerships with K-12 and post-secondary education systems are key to training and inspiring the next generation to consider STEM careers in the semiconductor industry. On hiring, we focus on merit and use a variety of means to find the best talent. We are committed to developing team members at all stages of their careers, including on-the-job training, continuing education, a robust mentoring program, and numerous internal certifications and training. In addition, we develop and accelerate our leaders’ careers through targeted learning that helps them move to higher-level positions or across functions.

We use a research-based, people-centric approach to understanding and improving team member engagement. Listening to our team members is emphasized by the Micron Voice program. In 2023, we updated our listening strategy — which encompasses engagement, culture, leadership behaviors, wellbeing and inclusion — and implemented a survey to learn more from our team members.

Compensation and Benefits

Our compensation programs are designed to support our team members’ financial and personal wellbeing by providing a valuable return for their contributions to the Company. Our total compensation strategy includes base salary, bonuses, equity awards, a discounted stock purchase plan, and a comprehensive benefits package.

Diversity, Equality, and Inclusion

We have five diversity, equality, and inclusion (“DEI”) commitments that serve as the roadmap of our DEI work internally, within our industry, and in the community at large. To hold ourselves accountable, each commitment is assigned an executive sponsor who is responsible for its strategy and execution. Our five DEI commitments are summarized as follows:

•increase hiring from nontraditional pathways and underrepresented groups;
•drive equitable pay and inclusive benefits;
•champion advocacy and strengthen our culture of inclusion;
•engage with diverse financial institutions; and
•increase diverse supplier representation and spending.

15 | 2024 10-K

We have a regular review of pay globally, including base pay and stock awards, to drive compensation equitably. In 2024, we achieved global pay equity for all underrepresented employees in compensation across base pay and stock rewards. We plan to also continually assess our global leave, medical, and financial benefits to ensure market competitiveness and opportunities to create greater inclusion.

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

In addition to our proactive efforts on safety, our team member wellbeing program offers resources across our five pillars (physical, mental, social, career, and financial). We provide services to our team members including free mental health and counseling support, on-site and near-site fitness centers, wellness spaces and health clinics at certain Micron sites, money management and other financial education tools, and encouraging team members to form healthy habits, reduce stress and reinforce mindfulness solutions by participating in wellbeing challenges and measuring their personal progress. We also provide family support for caregiving needs through various solutions including onsite or near-site childcare centers, backup care support and referral resources.

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

Additional information about our human capital is included in our 2024 Sustainability Report and our 2023 DEI Annual Report, each available on our website. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

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

Environmental Compliance

Manufacturing and sales of our products are subject to complex and evolving federal, state, local, and foreign environmental, health, safety and product laws and regulations and expectations. We approach environmental compliance and sustainability proactively to ensure we meet applicable government regulations regarding use of raw materials and chemicals, discharges, emissions, climate change and energy use, and waste disposal and management from our manufacturing processes. Our approach also considers the expectations of our investors, customers, team members, community members, and other stakeholders. Compliance with the law and other obligations is a minimum environmental expectation at Micron. Our wafer fabrication facilities conform to the requirements of the ISO 14001:2015 environmental management systems standard to ensure we are continuously improving our performance. As part of the ISO 14001 framework, we have established a global environmental policy and meet requirements, such as environmental aspects evaluation and control, compliance obligations, commitment, training, communication, document control, operational control, emergency preparedness and response, and management review. While we have not experienced any material adverse effects to our operations from environmental regulations, changes in regulations could necessitate additional capital expenditures, modification of our operations or chemical usage, or other compliance actions.

Trade Regulations

Sales of our memory and storage products, and the transfer of related technical information and know-how, including support, are subject to laws and regulations governing international trade, including, but not limited to, export control, customs, and sanctions regulations administered by U.S. government agencies such as the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the Office of Foreign Asset Control of the U.S. Department of the Treasury. Other jurisdictions, such as the European Union or China, also maintain, or may implement, similar laws and regulations with which we must comply. Any such laws or regulations may require that we either obtain licenses or other authorizations to export certain of our products or sell them to certain countries, companies, or individuals, or, in the absence of such licenses or authorizations, not export or sell the applicable products or transfer the related technical information and know-how to the affected countries, companies, or individuals. In addition, increased tariffs imposed by the countries in which our products are sold can increase the cost of our product to our customers. The laws and regulations that govern international trade change frequently, sometimes without advance notice. See “Item 1A. Risk Factors – Risks Related to Laws and Regulations – Government actions and regulations, such as export restrictions, tariffs, and trade protection measures, may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations” and “ – Risks Related to Our Business, Operations, and Industry – We face geopolitical and other risks associated with our international operations that could materially adversely affect our business, results of operations, or financial condition.” We and/or our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of our materials and/or increase the cost.

17 | 2024 10-K

Information About Our Executive Officers

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. All officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

The following presents information, as of August 29, 2024, about our executive officers:

Scott R. Allen
Corporate Vice President and Chief Accounting Officer

Mr. Allen, 56, joined us in September 2020 as Corporate Vice President of Accounting. Mr. Allen was named Corporate Vice President and Chief Accounting Officer in October 2020. From August 2016 to September 2020, Mr. Allen held several executive roles at NetApp, Inc. including Senior Vice President, Chief Accounting Officer. Mr. Allen holds a Bachelor of Business Administration in Accounting from Siena College.

April S. Arnzen
Executive Vice President and Chief People Officer

Ms. Arnzen, 53, joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was named Senior Vice President, Human Resources in June 2017, named Chief People Officer in October 2020, and named Executive Vice President in October 2023. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho and is a graduate of the Stanford Graduate School of Business Executive Program.

Manish Bhatia
Executive Vice President, Global Operations

Mr. Bhatia, 52, joined us in October 2017 as our Executive Vice President, Global Operations. From May 2016 to October 2017, Mr. Bhatia served as the Executive Vice President of Silicon Operations at Western Digital Corporation. From March 2010 to May 2016, Mr. Bhatia held several executive roles at SanDisk Corporation including Executive Vice President of Worldwide Operations until it was acquired by Western Digital in May 2016. Mr. Bhatia holds a BS and MS in Mechanical Engineering and an MBA, each from the Massachusetts Institute of Technology.

Michael W. Bokan
Senior Vice President, Worldwide Sales

Mr. Bokan, 63, joined us in 1996 and has served in various leadership positions since that time. Mr. Bokan was named Senior Vice President, Worldwide Sales in October 2018. Mr. Bokan holds a BS in Business Administration from Colorado State University.

Scott J. DeBoer
Executive Vice President, Technology & Products

Dr. DeBoer, 58, joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer was named Executive Vice President, Technology Development in June 2017 and named Executive Vice President, Technology & Products in September 2019. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

Sanjay Mehrotra
President, Chief Executive Officer, and Director

Mr. Mehrotra, 66, joined us in May 2017 as our President, Chief Executive Officer, and Director. Mr. Mehrotra co-founded and led SanDisk Corporation as a start-up in 1988 until its eventual sale in May 2016, serving as its President and Chief Executive Officer from January 2011 to May 2016, and as a member of its Board of Directors from July 2010 to May 2016. Mr. Mehrotra served as a member of the Board of Directors for Cavium, Inc. from July 2009 until July 2018 and for Western Digital Corp. from May 2016 to February 2017 and has served since March 2021 as a member of the Board of Directors of CDW Corporation. Mr. Mehrotra holds a BS and an MS in Electrical Engineering and Computer Science from the University of California, Berkeley and is a graduate of the Stanford Graduate School of Business Executive Program.

Mark J. Murphy
Executive Vice President and Chief Financial Officer

Mr. Murphy, 56, joined us in April 2022 as Executive Vice President and Chief Financial Officer. From June 2016 to April 2022, Mr. Murphy served as the Chief Financial Officer of Qorvo, Inc. Prior to Qorvo, Mr. Murphy served as Executive Vice President and Chief Financial Officer of Delphi Automotive PLC, and prior to Delphi, held executive roles at Praxair, Inc. and MEMC Electronic Materials, Inc. Mr. Murphy currently serves on the Board of Directors of Albany International Corp. Mr. Murphy is a veteran of the U.S. Marine Corps and holds an MBA from Harvard University and BS in Business from Marquette University.

Michael Ray
Senior Vice President, Chief Legal Officer and Corporate Secretary

Mr. Ray, 56, joined us in January 2024 as our Senior Vice President, Chief Legal Officer and Corporate Secretary. From September 2000 to January 2024, Mr. Ray served as the Chief Legal Officer of Western Digital Corporation, and prior to that, held several leadership roles at Western Digital Corporation, including Senior Counsel, Assistant General Counsel, Vice President of Legal Services, and General Counsel. Mr. Ray holds a BA in Classics from Harvard College and a JD from Harvard Law School.

Sumit Sadana
Executive Vice President and Chief Business Officer

Mr. Sadana, 55, joined us in June 2017 as our Executive Vice President and Chief Business Officer. From April 2010 to May 2016, Mr. Sadana served in various roles at SanDisk Corporation, including Executive Vice President, Chief Strategy Officer, and General Manager, Enterprise Solutions until it was acquired by Western Digital in May 2016. Mr. Sadana currently serves on the Board of Directors of Silicon Laboratories, Inc. Mr. Sadana holds a B.Tech. in Electrical Engineering from the Indian Institute of Technology, Kharagpur, India and an MS in Electrical Engineering from Stanford University.

There are no family relationships between any of our directors or executive officers.

19 | 2024 10-K

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
•achieving or maintaining certain outcomes and the compliance requirements associated with incentives from various governments;
•availability and quality of materials, supplies, electrical power, water, and capital equipment, or dependency on third-party service providers;
•a downturn in regional or worldwide economies;
•disruptions to our manufacturing process from operational issues, natural disasters, or other events;
•dependency on a select number of key customers, including international customers;
•products that fail to meet specifications, are defective, or are incompatible with end uses;
•breaches of our security systems or products, systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions of our systems or those of our customers, suppliers, or business partners;
•uncertainties and outcomes associated with the use and evolution of AI;
•attracting, retaining, and motivating highly skilled employees;
•responsible sourcing requirements and related regulations;
•environmental, social, and governance expectations or standards;
•acquisitions and/or alliances; and
•restructure plans may not realize expected savings or other benefits.

Risks Related to Intellectual Property and Litigation
•protecting our intellectual property and retaining key employees who are knowledgeable of and develop our intellectual property;
•legal, regulatory and administrative investigations, inquiries, proceedings, and claims; and
•claims that our products or manufacturing processes infringe or otherwise violate the intellectual property rights of others or failure to obtain or renew license agreements covering such intellectual property.

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
21 | 2024 10-K

Risks Related to Our Business, Operations, and Industry

Volatility in average selling prices for our semiconductor memory and storage products may adversely affect our business.

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. In the past five years, annual percentage changes in DRAM average selling prices have ranged from plus low-teen percentage range to a minus high-40% range. In the past five years, annual percentage changes in NAND average selling prices have ranged from plus low-30% to a minus low-50% range. In some prior periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. Average selling prices for our products that decline faster than our costs have recently had an adverse effect on our business and results of operations, and in future periods could have a material adverse effect on our business, results of operations, or financial condition.

Our gross margins may be adversely affected by a range of factors.

In addition to the impact of our average selling prices, our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes and product designs. Factors that may limit our ability to reduce our per gigabit manufacturing costs at sufficient levels to prevent deterioration of or improve gross margins include, but are not limited to:

•strategic product diversification decisions affecting product mix;
•increasing complexity of our product portfolio, which may impact operational costs;
•increasing complexity of manufacturing processes;
•difficulties in transitioning to smaller line-width process technologies or additional 3D memory layers or NAND cell levels;
•process complexity including number of mask layers and fabrication steps;
•manufacturing yield;
•technological barriers;
•changes in process technologies;
•new products that may require relatively larger die sizes or advanced packaging technologies;
•start-up or other costs associated with capacity expansions;
•higher costs of goods and services due to inflationary pressures or market conditions; and
•higher manufacturing costs per gigabit due to fabrication facility underutilization, lower wafer output, and insufficient volume to run new technology nodes to achieve cost optimization.

Many factors may result in a reduction of our output or a delay in ramping production, which could lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Conditions” for information regarding recent underutilization charges. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization, lower wafer output, and corresponding increases in our per gigabit manufacturing costs could result in higher inventory carrying costs, and have had, and may continue to have, an adverse effect on our gross margins, business, results of operations, or financial condition.

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

We may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margin. Our inability to prevent deterioration of or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

We face geopolitical and other risks associated with our international operations that could materially adversely affect our business, results of operations, or financial condition.

In addition to our U.S. operations, a substantial portion of our operations are conducted in Taiwan, Singapore, Japan, Malaysia, China, and India, and many of our customers, suppliers, and vendors also operate internationally. In 2024, nearly half of our revenue was from sales to customers who have headquarters located outside the United States, while over 80% of our revenue in 2024 was from products shipped to customer locations outside the United States.

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

Following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

23 | 2024 10-K

In addition, the U.S. government has in the past and continues to restrict American firms, including us, from selling products and software to certain of our customers and may in the future impose similar restrictions on one or more of our significant customers. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in our loss of sales and market share. Even as such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose, or make such recoveries at acceptable average selling prices, while complying with such restrictions.

Political, economic, or other actions may adversely affect our operations in Taiwan. A majority of our DRAM production output in 2024 was from our fabrication facilities in Taiwan, and any loss of output could have a material adverse effect on us. Any political, economic, or other actions may also adversely affect our customers and the technology industry supply chain, for which Taiwan is a central hub, and as a result, could have a material adverse impact on us.

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

In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. In particular, we face the threat of increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities, in companies such as Yangtze Memory Technologies Co., Ltd. (“YMTC”) and ChangXin Memory Technologies, Inc. (“CXMT”). In addition, the CAC’s decision that critical information infrastructure operators in China may not purchase Micron products had an adverse impact on our ability to compete effectively in China and elsewhere.

We and our competitors generally seek to increase supply to address growing market demands, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to ramp, or are constructing or ramping, production at new fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. Additionally, rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

The competitive nature of our industry could have a material adverse effect on our business, results of operations, or financial condition.

Our future success depends on our ability to develop and produce new and competitive memory and storage technologies and products.

Our key semiconductor memory and storage technologies face technological barriers to continue to meet long-term customer needs. These barriers include achieving acceptable yields and quality for HBM products with their multiple memory chip layers, potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, developing advanced packaging solutions, improving power consumption and reliability, and delivering advanced features and higher performance. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per gigabit cost. We have invested and expect to continue to invest in R&D for new and existing products and process technologies, such as EUV lithography, to continue to deliver advanced product requirements. Such new technologies can add complexity and risk to our schedule and may affect our costs and production output. We may be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies.

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have invested and expect to continue to invest in new semiconductor product and system-level solution development. We are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customers’ ability to accurately forecast the needs and preferences of their customers. Recent technologies, such as generative AI models have emerged, and while they have driven increased demand for HBM and other advanced products in the data center and other markets, the long-term trajectory is unknown and associated demand may fluctuate. As a result, our product demand forecasts may be impacted significantly by the strategic actions of our customers. In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market.

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

25 | 2024 10-K

We may not be able to achieve expected returns from capacity expansions.

We have commenced expansion of our production capacity in the United States and in other regions where we operate. Semiconductor fabs are complex, capital-intensive projects and require specialized knowledge, expertise, experience, and skill sets to construct and operate.

Our construction projects are highly dependent on available sources of materials, and specialized equipment, as well as labor, skilled sub-contractors and other service providers. Increasing demand, supply constraints, inflation, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities.

In the United States and in certain other regions, fab building has been uncommon in recent years. Concurrent semiconductor expansion projects across the industry introduce significant competition for the limited pool of construction talent with requisite expertise and experience in these regions. As such, expanding production capacity in the United States and certain other regions may introduce more challenges than we would experience in geographies with more established ecosystems.

In addition, these expansions involve several risks including the following:

•inability to meet capital expenditure requirements for capacity expansions, including during periods of relatively low free cash flow generation, resulting from challenging memory and storage industry conditions;
•unavailability of necessary funding, which may include external sources;
•inability to realize expected grants, investment tax credits, and other government incentives, including through the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”) and other national, international, state, and local grants;
•potential changes in laws or provisions of grants, investment tax credits, and other government incentives;
•delays and potential restrictions related to environmental regulations or permits;
•potential restrictions on expanding in certain geographies;
•inability to complete construction as scheduled and within budget;
•inability to attract, retain and motivate key talent;
•inability to timely ramp production in a cost-effective manner;
•increases to our cost structure until new production is ramped to adequate scale; and
•insufficient customer demand to utilize our increased capacity.

From time to time, we have experienced the impacts from the above items and, because these risks are a characteristic of our business, we expect to experience them in the future. Depending on the nature and extent of the impact from these risks, we may be unable to produce sufficient capacity in the expected time frame which could result in delays in the completion of our construction projects and increased costs, including costs to operate these facilities.

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

Our incentives from various governments are conditioned upon achieving or maintaining certain outcomes and the compliance requirements and are subject to reduction, termination, clawback, or could impose certain limitations on our business.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. Our future business plans are impacted by obtaining these government incentives, which may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. In some cases, these incentives have additional terms and conditions regarding our business operations or governance that are required to be satisfied as a condition to receive incentives or disbursements. Compliance with these terms and conditions may add complexity to our operations and increase our costs.

We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and research and development expenditures may be affected. For example, we have signed a non-binding preliminary memorandum of terms with the U.S. Department of Commerce to receive a grant under the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”). These preliminary terms may not result in us receiving funding. We also cannot guarantee that we will successfully achieve or maintain outcomes or satisfy the compliance requirements to qualify for these incentives or that the granting agencies will provide or continue to provide such funding.

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

Our business, results of operations, or financial condition could be adversely affected by the availability and quality of materials, supplies, electrical power, water, and capital equipment, or dependency on third-party service providers.

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials, components, and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source, and we may be unable to qualify new suppliers on a timely basis. The availability of materials or components such as chemicals, silicon wafers, gases, photoresist, controllers, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks is impacted by various factors. These factors could include a shortage of raw materials or a disruption in the processing or purification of those raw materials into finished goods. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future because of the nature of the industry. Constraints within our supply chain for certain materials and integrated circuit components could limit our bit shipments, which could have a material adverse effect on our business, results of operations, or financial condition.

27 | 2024 10-K

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely way or at all from other providers.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of these materials. If China were to restrict or stop exporting these materials, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

Our operations are dependent on a reliable and uninterrupted supply of electrical power and water to our manufacturing facilities. Any power shortages, capacity constraints, prolonged outages, or significant or unexpected increases in the cost of power could have a material adverse effect on our business, results of operations, or financial condition.

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

Our construction projects to expand production and R&D capacity are highly dependent on available sources of labor, materials, equipment, and services. Increasing demand, supply constraints, inflation, and other market conditions could result in increasing shortages and higher costs for these items. Difficulties in obtaining these resources could result in delays in completion of our construction projects and cost increases, which could have a material adverse effect on our business, results of operations, or financial condition.

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

A deterioration of conditions in regional or worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Additionally, our current or potential future customers may experience cash flow problems and as a result may modify, delay, or cancel plans to purchase our products. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. As a result, downturns in regional or worldwide economies could have a material adverse effect on our business, results of operations, or financial condition.

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

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. Events of the types noted above have occurred from time to time and, because these risks are a characteristic of our business, they may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

29 | 2024 10-K

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

31 | 2024 10-K

Breaches of our security systems or products, systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our systems or those of our customers, suppliers, or business partners, could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit data relating to our customers and employees, including sensitive personal information. Unauthorized persons, employees, former employees, nation states, or other parties may gain access to our facilities or technology infrastructure and systems through fraudulent means and may steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or have other impacts. This risk is exacerbated as competitors for talent, particularly engineering talent, attempt to hire our employees. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. Our technology infrastructure and systems and that of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, denial-of-service attacks, zero-day attacks, supply chain attacks, “phishing” and other forms of social engineering, exploitation of open source software vulnerabilities, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts may create a heightened risk of cyberattacks. Breaches of our physical security, including break-ins, sabotage or vandalism, attacks on our technology infrastructure and systems, security breaches or incidents, or attacks on our customers, suppliers, or business partners who maintain or otherwise process confidential or sensitive information regarding us and our customers and suppliers, could result in damage to, or loss, disruption, or unavailability of data or systems, or inappropriate disclosure, destruction, loss, or other processing of confidential or sensitive information. In addition, our systems and those of our third-party vendors may experience service interruptions, data loss or compromise and outages, for other reasons, including human error, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

Any such event, or the perception it has occurred, may result in significant losses and damage our reputation with customers and suppliers and may expose us to claims, demands, and litigation.

Systems and applications that incorporate or otherwise utilize our products are also targets for cyberattacks. While some of our products contain encryption, security algorithms, or features designed to help protect third-party content, user-generated data stored on our products, or the functionality of our products as intended, systems and applications that utilize these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware, firmware and software (some of which is provided by third parties) that may contain weaknesses or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products or be potentially exploited by such attackers. If systems or applications that utilize our products are hacked, the encryption schemes are compromised or breached, or our suppliers are breached or attacked, this could harm our business by requiring us to employ additional resources to fix the errors or defects, and could expose us to litigation, claims, and harm to our reputation.

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

We may be adversely impacted by any of the multiple uncertainties and outcomes associated with the use and evolution of AI.

We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may expose us to significant competitive, legal, regulatory, and other risks. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. AI will likely increase or change the competitive environment in our markets. Our competitors may be more successful in their AI strategy or they may have access to greater AI resources or technology and develop superior products and services.

Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. AI is also the subject of an evolving set of legal requirements and regulations and we may be subject to new and conflicting laws and regulations. Any of these matters may give rise to legal liability, damage our reputation, and materially harm our business.

We must attract, retain, and motivate highly skilled employees.

To remain competitive, we must maintain a highly skilled, diverse workforce and effectively manage succession for key roles. Hiring, retaining and motivating qualified executives and other skilled talent is critical to our business and competition can be intense. If our total compensation programs, employment benefits, and workplace culture are not viewed as competitive and inclusive, our ability to attract and retain talent could be compromised.

At times, we experience higher levels of attrition and more intense competition for talent across our industry, which can lead to increased compensation costs. To the extent we experience significant attrition and are unable to timely replace employees, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions, inefficiencies during transitional periods and increased expenses. Additionally, changes to immigration policies in the countries in which we operate, as well as restrictions on travel due to public health crises or other causes, may limit our ability to hire and/or retain talent in, or transfer talent to, specific locations.

Our business success is dependent on our ability to attract, retain and motivate key talent. Our inability to do so could inhibit our ability to maintain or expand our business operations and may adversely impact our operating results.

Compliance with responsible sourcing requirements and any related regulations could increase our operating costs or limit the supply and increase the cost of certain materials, supplies, and services, and if we fail to comply, customers may reduce purchases from us or disqualify us as a supplier.

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

33 | 2024 10-K

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
•hiring and retaining key employees;
•requirements imposed by government authorities in connection with the regulatory review of a transaction, which may include, among other things, divestitures, imposition of significant obligations, or restrictions on the conduct of our business or the acquired business;
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

From time to time, we have because of the nature of our business, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions. We may not realize expected savings or other benefits from future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products, which could have a material adverse effect on our business, results of operations, or financial condition.

35 | 2024 10-K

Risks Related to Intellectual Property and Litigation

We may be unable to protect our intellectual property or retain key employees who are knowledgeable of and develop our intellectual property.

We maintain a system of controls over our intellectual property, including U.S. and foreign patents, trademarks, copyrights, trade secrets, licensing arrangements, confidentiality procedures, non-disclosure agreements with employees, consultants, and vendors, and a general system of internal controls. Despite our system of controls over our intellectual property, it may be possible for our current or future competitors to obtain, copy, use, or disclose, illegally or otherwise, our product and process technology or other proprietary information. The laws of some foreign countries may not protect our intellectual property to the same degree as do U.S. laws, and our confidentiality, non-disclosure, and non-compete agreements may be unenforceable or difficult and costly to enforce. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation.

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

Legal, regulatory and administrative investigations, inquiries, proceedings, and claims could have a material adverse effect on our business, results of operations, or financial condition.

From time to time, we are subject to various legal, regulatory and administrative investigations, inquiries, proceedings, and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Such claims, investigations, inquiries, and proceedings may include, but are not limited to, allegations of anticompetitive conduct and infringement of intellectual property. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Contingencies.”

We may be associated with and subject to litigation, claims, inquiries, investigations or disputes arising from, or as a result of:

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

As we continue to focus on developing system solutions with manufacturers of consumer products, including autonomous driving, augmented reality, AI, and others, we may be exposed to greater potential for personal liability claims against us as a result of consumers’ use of those products. We, our officers, or our directors could also be subject to claims of alleged violations of securities laws. Expansion of our production capacity in the United States and in other regions is subject to inherent safety risks for our employees and contractors. This expansion activity may involve accidents, which could result in project delays, litigation, claims or disputes by our contractors and others, as well as increased insurance costs.

While the risks of our construction projects are covered by insurance and contractual indemnities from our contractors, we may not have insurance coverage or rights to indemnity for all risks. Further, there can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. Exposures to various legal proceedings and claims, with or without merit, could require significant attention from our management and could lead to significant costs and expenses as we defend claims, are required to pay damage awards, or enter into settlement agreements, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. For example, following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.
37 | 2024 10-K

We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions could result in new export controls associated with products that support or enable AI applications which could, in turn, restrict future sales of certain products to China or other markets. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Nearly all European Union member states have enacted the Pillar Two legislation, which will be effective for us in 2025. While we do not expect these enacted laws to materially impact our effective tax rate for 2025, additional countries where we operate, including Singapore, have announced plans to adopt Pillar Two legislation. Enactment of this legislation would become effective for us in 2026 and significantly increase our tax expense.

We and others are subject to a variety of complex and evolving laws, regulations, or industry standards, including with respect to environmental, health, safety, and product considerations, which may have a material adverse effect on our business, results of operations, or financial condition.

The manufacture of our products requires the use of facilities, equipment, chemicals, and materials that are subject to a broad array of laws and regulations in numerous jurisdictions in which we operate. This includes increasing regulations on a class of chemicals known as per- and polyfluoroalkyl substances (PFAS). Additionally, we are subject to a variety of other laws and regulations relative to the construction, maintenance, and operations of our facilities. Any changes in laws, regulations, or industry standards could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with laws, regulations, or industry standards could adversely impact our reputation and our financial results. Additionally, we engage various third parties as sales channel partners or to represent us or otherwise act on our behalf who are also subject to a broad array of laws, regulations, and industry standards. Our engagement with these third parties may also expose us to risks associated with their respective compliance with laws and regulations.

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

New and evolving laws and regulations relating to cybersecurity, data privacy, and AI impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and AI solutions that must be safe, transparent, fair, secure, human-focused, and accountable. Such laws, standards, and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or partners reluctance to share information or solutions due to actual or perceived inadequate controls. These costs may adversely impact our operations and financial condition.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be around mid-30% range of revenue for the year.

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

39 | 2024 10-K

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of August 29, 2024, we had debt with a carrying value of $13.40 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund our business activities;
•adversely impact our credit rating, which could increase borrowing costs and reduce our ability to raise funds on favorable terms;
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

Across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Malaysian ringgit, New Taiwan dollar, and Singapore dollar. In addition, a significant portion of our manufacturing costs are denominated in some of the foreign currencies mentioned above. Exchange rates for some of these currencies against the U.S. dollar have been volatile and may be volatile in future periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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

The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will purchase all of the shares under our share repurchase authorization, or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.

The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. Our expenditures for these share repurchases were $300 million in 2024, $425 million in 2023, $2.43 billion in 2022, $1.20 billion in 2021, $176 million in 2020, and $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

We cannot guarantee that we will purchase all of the shares under our share repurchase authorization or that it will enhance long-term shareholder value. The repurchase authorization could affect the trading price of our stock and increase volatility, and any announcement of a pause in, or termination of, this program may result in a decrease in the trading price of our stock. In addition, this program is a use of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, dividends, or repayment of indebtedness.

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

Future dividends, if any, and their timing and amount, may be affected by, among other factors: our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a negative effect on the trading price of our stock. In addition, the payment of dividends is a use of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, or repayment of indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

41 | 2024 10-K

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We have aligned our cybersecurity program with recognized security frameworks such as NIST-CSF (National Institute of Standard and Technologies – CyberSecurity Framework). We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct regular risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we implement and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Security Officer and Chief Information Officer, to manage the risk assessment and mitigation process.

We have implemented technical solutions that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality, and access controls. We regularly evaluate, monitor, and improve these solutions. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, information technology, legal, compliance and ethics and management. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic trainings.

We periodically engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us to design, implement or assess our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We work with our third-party suppliers and service providers to address the use of appropriate security measures in connection with their work with us.

Like any other technology company operating in today’s environment, we have experienced incidents in the past and may experience them in the future. However, we have not experienced any cybersecurity incidents that have been determined to be material. For additional information regarding risks from cybersecurity threats, and their effect on our company, including our business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors – Risks Related to Our Business, Operations, and Industry – Breaches of our security systems or products, systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our systems or those of our customers, suppliers, or business partners, could expose us to losses.”

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Security Committee.

Our Chief Security Officer and our Chief Information Officer report to our Security Committee, which oversees monitoring and incident response, risk mitigation, supply chain security, physical security, product security, insider trust, and other security related items and are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Chief Security Officer and Chief Information Officer have combined relevant experience of more than 45 years, including over 20 years in cybersecurity, and they oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Security Officer monitors and stays informed about prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our security team, and through the use of technological tools and software and results from third party assessments.

Our Chief Security Officer and Chief Information Officer provide quarterly briefings to the Security Committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our Security Committee provides regular updates to the Board of Directors on such reports. In addition, our Chief Security Officer and our Chief Information Officer provide annual briefings to the Board of Directors on cybersecurity risks and activities.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho. In addition to our principal facilities described below, we own or lease numerous other facilities in locations throughout the world used for design, R&D, and sales and marketing activities. The following is a summary of our principal facilities as of August 29, 2024:

Location	Principal Operations

Taiwan	R&D, wafer fabrication, component assembly and test, module assembly and test
Singapore	R&D, wafer fabrication, component assembly and test, module assembly and test
Japan	R&D, wafer fabrication
United States	R&D, wafer fabrication, reticle manufacturing
Malaysia	Component assembly and test, module assembly and test
China	Component assembly and test, module assembly and test
India	Component assembly and test, module assembly and test

43 | 2024 10-K

We believe that our existing facilities are suitable and adequate for our present purposes. We generally utilize all of our manufacturing capacity; however, a portion of our facilities were underutilized for 2024 and 2023 due to industry conditions. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Conditions” for information regarding our current underutilization.

To support projected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”), we announced plans to invest in two leading-edge memory manufacturing fab facilities in the United States, based on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with meaningful DRAM output projected in 2027. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing facility, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We expect construction site preparation to begin in calendar 2025, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to be key to meeting our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends and to maintain an objective of stable bit share.

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

Holders of Record

As of September 27, 2024, there were approximately 1,636 shareholders of record of our common stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

On September 25, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on October 23, 2024, to shareholders of record as of the close of business on October 7, 2024.

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

Issuer Purchase of Equity Securities

Common Stock Repurchase Authorization

In 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. As of August 29, 2024, $2.81 billion of the authorization remained available for the repurchase of our common stock.
Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

45 | 2024 10-K

In the fourth quarter of 2024, shares purchased under the authorization and shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

May 31, 2024	–	June 27, 2024	—	$—	—
June 28, 2024	–	July 25, 2024	25,931	133.55	—
July 26, 2024	–	August 29, 2024	3,223,518	93.07	3,223,518
			3,249,449	$93.39	3,223,518	$2,806
(1) Includes 25,931 shares withheld as payment of withholding taxes upon the vesting of restricted stock awards.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2019, through August 31, 2024. We operate on a 52 or 53-week fiscal year which ends on the Thursday closest to August 31. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2019 in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX). Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	2019	2020	2021	2022	2023	2024

Micron Technology, Inc.	$100	$101	$163	$126	$157	$217
S&P 500 Composite Index	100	122	160	142	165	209
Philadelphia Semiconductor Index (SOX)	100	153	234	186	258	367

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 29, 2024. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2024, 2023, and 2022 each contained 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

Overview

For an overview of our business, see “Part I – Item 1. Business – Overview.”

Industry Conditions

Throughout 2024, we experienced substantial improvements in pricing and margins. Increasing demand growth, driven in part by deployment of AI and mostly normal customer inventories, combined with industry-wide supply discipline, resulted in an industry supply and demand balance that substantially improved from 2023 conditions. We executed well on pricing and improved our financial performance significantly from the start of the year. We are exiting the year with excellent momentum and an industry-leading product portfolio.

In contrast, 2023 was a year of weak memory and storage industry demand in many end markets, stemming from global macroeconomic challenges and customer actions to reduce inventory levels. These conditions, which began in the fourth quarter of 2022 and persisted into early 2024, led to significant reductions in average selling prices for both DRAM and NAND and reductions in bit shipments for DRAM. We experienced declines in revenue across all our business segments and nearly all our end markets throughout 2023. Also in 2023, China’s Cyberspace Administration (the “CAC”) conducted a cybersecurity review of our products sold in China and decided that our products presented a cybersecurity risk. The CAC determined that critical information infrastructure operators in China may not purchase Micron products. The CAC decision has impacted our business, particularly in the domestic data center and networking markets in China, and we have been working to mitigate that impact. Our goal is to retain our worldwide DRAM and NAND market share.

In manufacturing, we have been fully utilized throughout most of 2024 on our high-volume manufacturing nodes where we are maximizing output against our current capacity, which we have proactively, structurally lowered. Beginning in the latter part of 2022, we reduced capital expenditures and wafer starts for both DRAM and NAND in response to challenging market conditions and increased levels of our inventories. In addition, to improve capital efficiency, we redeployed equipment from older technology nodes to support conversions to leading-edge nodes. Since the number of wafer processing steps is higher for leading-edge nodes, this approach has resulted in a meaningful structural reduction in DRAM and NAND wafer capacity. We believe this approach to node migration and consequent wafer capacity reduction was adopted across the industry. We recognized period costs from fabrication facility underutilization of $382 million in 2023 and $165 million in the first quarter of 2024 due to wafer start reductions. Subsequently, fabrication facility underutilization was reduced and principally related to legacy manufacturing capacity. Accordingly, 2024 period costs beyond the first quarter were not significant.

In connection with improved 2024 market conditions, we reinstated our bonuses and phased out certain other temporary cost-saving measures that were implemented in 2023. We took significant steps in 2023 to reduce our costs and operating expenses, both on a temporary and ongoing structural basis. These measures included the 2023 Restructure Plan, as well as implementing productivity programs, suspension of our 2023 bonus, reductions in select product programs, lower discretionary spending, and cuts to 2023 executive salaries. Under the 2023 Restructure Plan, we reduced our headcount by approximately 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. We incurred restructure charges of $171 million in 2023 primarily related to employee severance costs. The 2023 Restructure Plan, which was substantially completed in 2023, yielded estimated cost savings of approximately $130 million per quarter (approximately 60% in cost of goods sold, 30% in R&D, and 10% in SG&A) subsequent to 2023.
47 | 2024 10-K

Results of Operations

Consolidated Results

For the year ended	2024		2023		2022

Revenue	$25,111	100%	$15,540	100%	$30,758	100%
Cost of goods sold	19,498	78%	16,956	109%	16,860	55%
Gross margin	5,613	22%	(1,416)	(9)%	13,898	45%

Research and development	3,430	14%	3,114	20%	3,116	10%
Selling, general, and administrative	1,129	4%	920	6%	1,066	3%
Restructure and asset impairments	1	—%	171	1%	48	—%
Other operating (income) expense, net	(251)	(1)%	124	1%	(34)	—%
Operating income (loss)	1,304	5%	(5,745)	(37)%	9,702	32%

Interest income (expense), net	(33)	—%	80	1%	(93)	—%
Other non-operating income (expense), net	(31)	—%	7	—%	(38)	—%
Income tax (provision) benefit	(451)	(2)%	(177)	(1)%	(888)	(3)%
Equity in net income (loss) of equity method investees	(11)	—%	2	—%	4	—%
Net income (loss)	$778	3%	$(5,833)	(38)%	$8,687	28%

Total Revenue: Total revenue for 2024 and 2023 was impacted by the factors described in the section titled “Industry Conditions” above. These conditions drove a recovery of average selling prices throughout 2024 after significant declines in average selling prices throughout 2023.

Total revenue for 2024 increased 62% as compared to 2023 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 60% primarily due to a mid-40% range increase in bit shipments and a low-teen percentage range increase in average selling prices.
•Sales of NAND products increased 72% primarily due to a low-30% range increase in bit shipments and a low-30% percentage range increase in average selling prices.

Total revenue for 2023 decreased 49% as compared to 2022 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 51% primarily due to a high-40% range decline in average selling prices and decreases in bit shipments in the high-single-digit percent range.
•Sales of NAND products decreased 46% primarily due to a low-50% range decline in average selling prices partially offset by increases in bit shipments in the high-single-digit percent range.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above and inventory write-downs in 2023 as detailed in the table below. Our consolidated gross margin percentage improved to 22% for 2024 from negative 9% for 2023, as a result of improvements in margins for both DRAM and NAND products, primarily due to increases in average selling prices, and manufacturing cost reductions, the effects of charges to write down inventories to their NRV in 2023 and lower costs in 2024 from the sale of inventories written down in 2023 (as detailed in “Inventory NRV write-downs” below).

Our consolidated gross margin percentage decreased to negative 9% for 2023 from 45% for 2022 primarily due to declines in average selling prices for both DRAM and NAND, charges to write down inventories, and $382 million of facility underutilization costs in 2023.

Inventory NRV write-downs: Our consolidated gross margin was impacted by charges in 2023 to write down inventories to their estimated NRV as a result of declines in average selling prices for both DRAM and NAND. As charges to write down inventories are recorded in advance of when inventories are sold, costs of goods sold in subsequent periods were lower than they otherwise would be. The impact of inventory NRV write-downs for each period reflects (1) inventory write-downs in that period, offset by (2) lower costs in that period on the sale of inventory written down in prior periods. The impacts of inventory NRV write-downs are summarized below:

For the year ended	2024	2023	2022

Provision to write down inventory to NRV	$—	$(1,831)	$—
Lower costs from sale of inventory written down in prior periods	987	844	—
	$987	$(987)	$—

Revenue by Business Unit

For the year ended	2024		2023		2022

CNBU	$9,513	38%	$5,710	37%	$13,693	45%
MBU	6,354	25%	3,630	23%	7,260	24%
EBU	4,614	18%	3,637	23%	5,235	17%
SBU	4,592	18%	2,553	16%	4,553	15%
All Other	38	—%	10	—%	17	—%
	$25,111		$15,540		$30,758
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for 2024 as compared to 2023 were as follows:

•CNBU revenue increased 67% driven by increases in bit shipments and DRAM average selling prices.
•MBU revenue increased 75% primarily due to increases in average selling prices and bit shipments for both mobile DRAM and NAND.
•EBU revenue increased 27% primarily due to increases in bit shipments, partially offset by declines in average selling prices.
•SBU revenue increased 80% primarily due to increases in average selling prices and bit shipments.

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
•SBU revenue decreased 44% primarily due to declines in average selling prices for NAND partially offset by increases in bit shipments.

49 | 2024 10-K

Operating Income (Loss) by Business Unit

For the year ended	2024		2023		2022

CNBU	$980	10%	$(585)	(10)%	$5,844	43%
MBU	114	2%	(1,750)	(48)%	2,160	30%
EBU	199	4%	382	11%	1,752	33%
SBU	(362)	(8)%	(1,887)	(74)%	513	11%
All Other	17	45%	8	80%	12	71%
	$948		$(3,832)		$10,281
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for 2024 as compared to 2023 were as follows:

•CNBU operating income (loss) improved primarily due to higher bit shipments, increases in average selling prices, and cost reductions, partially offset by higher R&D expenses.
•MBU operating income (loss) improved primarily due to increases in average selling prices, higher bit shipments, and cost reductions.
•EBU operating income decreased primarily due to declines in average selling prices, partially offset by higher bit shipments and cost reductions.
•SBU operating income (loss) improved primarily due to increases in average selling prices, higher bit shipments, and cost reductions, partially offset by higher R&D expenses.
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

R&D expenses for 2024 increased 10% as compared to 2023 primarily due to an increase in employee compensation and higher volumes of development and prequalification wafers, partially offset by an increase in government incentives. R&D expenses for 2023 were relatively unchanged as compared to 2022 as decreases in employee compensation were offset by higher depreciation expense.

Selling, General, and Administrative: SG&A expenses for 2024 increased 23% as compared to 2023 primarily due to an increase in employee compensation. SG&A expenses for 2023 were 14% lower as compared to 2022 primarily due to decreases in employee compensation, legal fees, advertising, and professional services.

Interest Income (Expense), Net: Interest income (expense) deteriorated for 2024 as compared to 2023 primarily due to increases in interest expense as a result of higher interest rates on our debt, partially offset by increases in interest income due to higher interest rates on our cash and investments. Interest income (expense) improved for 2023 as compared to 2022 primarily as a result of increases in interest income due to higher interest rates on our cash and investments, partially offset by increases in interest expense due to higher debt balances and interest rates on our debt.

Income Taxes: Our income tax (provision) benefit consisted of the following:

For the year ended	2024	2023	2022

Income (loss) before taxes	$1,240	$(5,658)	$9,571
Income tax (provision) benefit	(451)	(177)	(888)
Effective tax rate	36.4%	(3.1)%	9.3%

The change in our effective tax rate for 2024 as compared to 2023 was primarily due to changes in profitability. The change in our effective tax rate for 2023 as compared to 2022 was primarily due to a pre-tax loss in 2023. Despite a consolidated pre-tax loss on a worldwide basis in 2023, we had taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of the low level of profitability and jurisdictional mix of income, the benefit from tax incentive arrangements was not material for 2024 or 2023. The effect of tax incentive arrangements reduced our tax provision by $1.12 billion (benefiting our diluted earnings per share by $1.00) for 2022.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Nearly all European Union member states have enacted the Pillar Two legislation, which will be effective for us in 2025. While we do not expect these enacted laws to materially impact our effective tax rate for 2025, additional countries where we operate, including Singapore, have announced plans to adopt Pillar Two legislation. Enactment of this legislation would become effective for us in 2026 and significantly increase our tax expense.

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

Other: Further information can be found in the following notes contained in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”:

•Equity Compensation Plans
•Restructure and Asset Impairments
•Other Operating (Income) Expense, Net
•Income Taxes

51 | 2024 10-K

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $9.15 billion as of August 29, 2024, and $10.44 billion as of August 31, 2023. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of August 29, 2024, $3.34 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes as well as to refinance our existing indebtedness, including the issuance of securities. As of August 29, 2024, $2.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be around mid-30% range of revenue for the year. Actual amounts for 2025 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of August 29, 2024, we had purchase obligations of approximately $1.17 billion for the acquisition of property, plant, and equipment, of which approximately $1.10 billion is expected to be paid within one year. For a description of other contractual obligations, such as leases, debt, and commitments, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Leases,” “ – Debt,” and “ – Commitments.”

To support projected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the U.S. CHIPS and Science Act of 2022 (“CHIPS Act”), we announced plans to invest in two leading-edge memory manufacturing fab facilities in the United States, based on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with meaningful DRAM output projected in 2027. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing facility, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We expect construction site preparation to begin in calendar 2025, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to be key to meeting our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends and to maintain an objective of stable bit share.

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

Additionally, we began enablement of cleanroom space within our existing manufacturing fab in Hiroshima, Japan, that will support production of DRAM using EUV lithography. We also continue to advance our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. We have started construction to expand our existing assembly and test facility in Xi’an, China, to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China. Construction is also progressing for the assembly and test facility in Gujarat, India to address demand in the latter half of this decade. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Government Incentives.”

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. Through August 29, 2024, we had repurchased an aggregate of $7.19 billion of the authorized amount. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity.”

On September 25, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on October 23, 2024, to shareholders of record as of the close of business on October 7, 2024. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, expected funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

For the year ended	2024	2023	2022

Net cash provided by operating activities	$8,507	$1,559	$15,181
Net cash provided by (used for) investing activities	(8,309)	(6,191)	(11,585)
Net cash provided by (used for) financing activities	(1,842)	4,983	(2,980)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	40	(34)	(106)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,604)	$317	$510

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, inventory write-downs, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for 2024 as compared to 2023 was primarily due to net income in 2024 adjusted for non-cash items, the effect of an increase in accounts payable and accrued expenses and an increase in other current liabilities largely due to customer prepayments to secure product supply, partially offset by an increase in receivables.

The decrease in cash provided by operating activities for 2023 as compared to 2022 was primarily due to a net loss in 2023 adjusted for non-cash items and the effect of an increase in inventories and a decline in accounts payable and accrued expenses, partially offset by a decrease in receivables.

Investing Activities: For 2024, net cash used for investing activities consisted primarily of $8.39 billion of expenditures for property, plant, and equipment; and $205 million of net outflows from purchases, maturities, and sales of available-for-sale securities; partially offset by contributions of $315 million received from government incentives to offset capital expenditures.

For 2023, net cash used for investing activities consisted primarily of $7.68 billion of expenditures for property, plant, and equipment; partially offset by contributions of $710 million received from government incentives to offset capital expenditures; and $868 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

53 | 2024 10-K

For 2022, net cash used for investing activities consisted primarily of $12.07 billion of expenditures for property, plant, and equipment; partially offset by contributions of $115 million received from government incentives to offset capital expenditures; $888 million of net inflows from the sale of the Lehi, Utah fab; and $155 million of net outflows from purchases, maturities, and sales of available-for-sale securities.

Financing Activities: For 2024, net cash used for financing activities consisted primarily of $1.90 billion of repayments of debt, which included the prepayment of the 2024 Term Loan A and the 2025 Term Loan A borrowings; $513 million for payments of dividends to shareholders; $300 million for the acquisition of 3.2 million shares of our common stock under our share repurchase authorization; and $149 million of payments on equipment purchase contracts, partially offset by approximately $1.00 billion of proceeds from the issuance of the 2031 Notes.

For 2023, net cash provided by financing activities consisted primarily of $3.20 billion of proceeds from our 2025, 2026, and 2027 Term Loan A borrowings; $1.27 billion from the issuance of the 2029 B Notes; $896 million from the issuance of the 2033 B Notes; $749 million from the issuance of the 2033 A Notes; and $599 million from the issuance of the 2028 Notes. Cash used for financing activities included $761 million for repayments of debt; $504 million for payments of dividends to shareholders; $425 million for the acquisition of 8.6 million shares of our common stock under our share repurchase authorization; and $138 million of payments on equipment purchase contracts.

For 2022, net cash used for financing activities included $2.43 billion for the acquisition of 35.4 million shares of our common stock under our share repurchase authorization; $2.03 billion of repayments of debt primarily to redeem the 2023 Notes and 2024 Notes; $461 million of cash payments of dividends to shareholders; and $141 million of payments on equipment purchase contracts. Cash used for financing activities was partially offset by aggregate proceeds of $2.00 billion from the issuance of the unsecured 2032 Green Bonds, 2041 Notes, and 2051 Notes.

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

Goodwill: We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired, and we are not required to perform the quantitative goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss up to the difference between the carrying value and implied fair value. We recognized a charge of $101 million in 2023 to impair all of the goodwill assigned to our SBU reporting unit based on our quantitative assessment for impairment. We performed a qualitative assessment for the current year and have not identified any impairment indicators for our reporting units.

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

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in Japan, the United States, Malaysia, Taiwan, and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of finished goods and work in process inventories involves significant judgments, including projecting future average selling prices, future sales volumes, and future cost per part. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, and general economic trends. To project cost per part, we review trends with historical results and consider known changes in our cost structure as applicable. Actual selling prices may vary significantly from projected prices due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in future average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of finished goods and work in process inventories and accordingly the amount of write-down recorded. For example, a 5% decrease in future average selling prices would have changed the estimated net realizable value of our finished goods and work in process inventories by approximately $700 million as of August 29, 2024.

55 | 2024 10-K

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

Recently Issued Accounting Standards

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. As of August 29, 2024 and August 31, 2023, we had fixed-rate debt with an aggregate carrying value of $8.52 billion and $7.52 billion, respectively, and as a result, the fair value of our debt fluctuates with changes in market interest rates. We estimate that, as of August 29, 2024 and August 31, 2023, a hypothetical 1% decrease in market interest rates would increase the fair value of our fixed-rate debt by approximately $520 million and $475 million, respectively.

Interest rate risk related to our investment portfolio is managed by primarily investing in shorter term securities. We estimate that, as of August 29, 2024 and August 31, 2023, a hypothetical 1% increase in interest rates would decrease the fair value of our portfolio by approximately $20 million. Such impact would only be realized if investments were sold prior to maturity.

As of August 29, 2024 and August 31, 2023, we had floating-rate debt, including fixed-rate debt that is swapped to floating-rate debt, with an aggregate principal amount of $2.89 billion and $4.63 billion, respectively. A hypothetical 1% increase in the interest rates of this floating-rate debt would result in an increase in annual interest expense of $29 million and $46 million as of August 29, 2024 and August 31, 2023, respectively.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in “Part I – Item 1A. Risk Factors – Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.”

The functional currency for all of our operations is the U.S. dollar. The substantial majority of our sales are transacted in the U.S. dollar; however, significant amounts of our operating expenses and capital expenditures, and certain assets and liabilities, are incurred in or exposed to other currencies, primarily the Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Malaysian ringgit, New Taiwan dollar, and Singapore dollar. We have established currency risk management programs for our monetary assets and liabilities, investments in debt instruments, and forecasted future cash flows denominated in foreign currencies to hedge against fluctuations in the fair value and volatility of future cash flows caused by changes in currency exchange rates. We generally utilize currency forward contracts in these hedging programs, which reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

Based on monetary assets and liabilities and investments in debt instruments denominated in foreign currencies, we estimate that a hypothetical 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $480 million as of August 29, 2024 and $129 million as of August 31, 2023. We hedge our exposure to changes in currency exchange rates by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within three months. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately measure exposures on a timely basis. We may also hedge currency risk arising from foreign currency-denominated investments in debt instruments with currency forward contracts that generally mature within one year. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and manufacturing costs, we may utilize currency forward contracts that generally mature within two years. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Derivative Instruments.”
57 | 2024 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

For the year ended	August 29, 2024	August 31, 2023	September 1, 2022

Revenue	$25,111	$15,540	$30,758
Cost of goods sold	19,498	16,956	16,860
Gross margin	5,613	(1,416)	13,898

Research and development	3,430	3,114	3,116
Selling, general, and administrative	1,129	920	1,066
Restructure and asset impairments	1	171	48
Other operating (income) expense, net	(251)	124	(34)
Operating income (loss)	1,304	(5,745)	9,702

Interest income	529	468	96
Interest expense	(562)	(388)	(189)
Other non-operating income (expense), net	(31)	7	(38)
	1,240	(5,658)	9,571

Income tax (provision) benefit	(451)	(177)	(888)
Equity in net income (loss) of equity method investees	(11)	2	4
Net income (loss)	$778	$(5,833)	$8,687

Earnings (loss) per share
Basic	$0.70	$(5.34)	$7.81
Diluted	0.70	(5.34)	7.75

Number of shares used in per share calculations
Basic	1,105	1,093	1,112
Diluted	1,118	1,093	1,122

See accompanying notes to consolidated financial statements.
59 | 2024 10-K

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the year ended	August 29, 2024	August 31, 2023	September 1, 2022

Net income (loss)	$778	$(5,833)	$8,687

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	142	234	(516)
Unrealized gains (losses) on investments	33	6	(48)
Pension liability adjustments	3	11	3
Foreign currency translation adjustments	—	(3)	(1)
Other comprehensive income (loss)	178	248	(562)
Total comprehensive income (loss)	$956	$(5,585)	$8,125

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)

As of	August 29, 2024	August 31, 2023

Assets
Cash and equivalents	$7,041	$8,577
Short-term investments	1,065	1,017
Receivables	6,615	2,443
Inventories	8,875	8,387
Other current assets	776	820
Total current assets	24,372	21,244
Long-term marketable investments	1,046	844
Property, plant, and equipment	39,749	37,928
Operating lease right-of-use assets	645	666
Intangible assets	416	404
Deferred tax assets	520	756
Goodwill	1,150	1,150
Other noncurrent assets	1,518	1,262
Total assets	$69,416	$64,254

Liabilities and equity
Accounts payable and accrued expenses	$7,299	$3,958
Current debt	431	278
Other current liabilities	1,518	529
Total current liabilities	9,248	4,765
Long-term debt	12,966	13,052
Noncurrent operating lease liabilities	610	603
Noncurrent unearned government incentives	550	727
Other noncurrent liabilities	911	987
Total liabilities	24,285	20,134

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,253 shares issued and 1,109 outstanding (1,239 shares issued and 1,098 outstanding as of August 31, 2023)	125	124
Additional capital	12,115	11,036
Retained earnings	40,877	40,824
Treasury stock, 144 shares held (141 shares as of August 31, 2023)	(7,852)	(7,552)
Accumulated other comprehensive income (loss)	(134)	(312)
Total equity	45,131	44,120
Total liabilities and equity	$69,416	$64,254

See accompanying notes to consolidated financial statements.
61 | 2024 10-K

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at September 2, 2021	1,216	$122	$9,453	$39,051	$(4,695)	$2	$43,933
Net income (loss)	—	—	—	8,687	—	—	8,687
Other comprehensive income (loss), net	—	—	—	—	—	(562)	(562)
Stock issued under equity compensation plans	12	1	244	—	—	—	245
Stock-based compensation expense	—	—	514	—	—	—	514
Repurchase of stock - repurchase program	—	—	—	—	(2,432)	—	(2,432)
Repurchase of stock - withholdings on employee equity awards	(2)	—	(14)	(112)	—	—	(126)
Dividends and dividend equivalents declared ($0.315 per share)	—	—	—	(352)	—	—	(352)
Balance at September 1, 2022	1,226	$123	$10,197	$47,274	$(7,127)	$(560)	$49,907
Net income (loss)	—	—	—	(5,833)	—	—	(5,833)
Other comprehensive income (loss), net	—	—	—	—	—	248	248
Stock issued under equity compensation plans	15	1	262	—	—	—	263
Stock-based compensation expense	—	—	596	—	—	—	596
Repurchase of stock - repurchase program	—	—	—	—	(425)	—	(425)
Repurchase of stock - withholdings on employee equity awards	(2)	—	(19)	(108)	—	—	(127)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(509)	—	—	(509)
Balance at August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	778	—	—	778
Other comprehensive income (loss), net	—	—	—	—	—	178	178
Stock issued under equity compensation plans	17	1	271	—	—	—	272
Stock-based compensation expense	—	—	833	—	—	—	833
Repurchase of stock - repurchase program	—	—	—	—	(300)	—	(300)
Repurchase of stock - withholdings on employee equity awards	(3)	—	(25)	(207)	—	—	(232)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(518)	—	—	(518)
Balance at August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)

For the year ended	August 29, 2024	August 31, 2023	September 1, 2022

Cash flows from operating activities
Net income (loss)	$778	$(5,833)	$8,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	7,780	7,756	7,116
Stock-based compensation	833	596	514
Provision to write down inventories to net realizable value	—	1,831	—
Goodwill impairment	—	101	—
Change in operating assets and liabilities:
Receivables	(3,581)	2,763	190
Inventories	(488)	(3,555)	(2,179)
Accounts payable and accrued expenses	1,915	(1,302)	334
Other current liabilities	989	(817)	400
Other	281	19	119
Net cash provided by operating activities	8,507	1,559	15,181

Cash flows from investing activities
Expenditures for property, plant, and equipment	(8,386)	(7,676)	(12,067)
Purchases of available-for-sale securities	(1,999)	(723)	(1,770)
Proceeds from maturities and sales of available-for-sale securities	1,794	1,591	1,615
Proceeds from government incentives	315	710	115
Proceeds from sale of Lehi, Utah fab	—	—	888
Other	(33)	(93)	(366)
Net cash provided by (used for) investing activities	(8,309)	(6,191)	(11,585)

Cash flows from financing activities
Repayments of debt	(1,897)	(761)	(2,032)
Payments of dividends to shareholders	(513)	(504)	(461)
Repurchases of common stock - repurchase program	(300)	(425)	(2,432)
Payments on equipment purchase contracts	(149)	(138)	(141)
Proceeds from issuance of debt	999	6,716	2,000
Other	18	95	86
Net cash provided by (used for) financing activities	(1,842)	4,983	(2,980)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	40	(34)	(106)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,604)	317	510
Cash, cash equivalents, and restricted cash at beginning of period	8,656	8,339	7,829
Cash, cash equivalents, and restricted cash at end of period	$7,052	$8,656	$8,339

Supplemental disclosures
Income taxes paid, net	$(338)	$(532)	$(493)
Interest paid, net of amounts capitalized	(503)	(323)	(154)
Noncash equipment acquisitions on contracts payable	118	165	157
See accompanying notes to consolidated financial statements.
63 | 2024 10-K

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

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2024, 2023, and 2022 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

Derivative and Hedging Instruments

We use derivative instruments to manage our exposure to changes in currency exchange rates from (1) our monetary assets and liabilities denominated in currencies other than the U.S. dollar, (2) non-U.S.-dollar-denominated investments in debt instruments, and (3) forecasted cash flows for certain capital expenditures and manufacturing costs. We also use derivative instruments to manage our exposure to changes in commodity prices for manufacturing supplies and to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. Derivative instruments are measured at their fair values and recognized as either assets or liabilities.

The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated for hedge accounting, gains or losses from changes in fair values are recognized in other non-operating income (expense) and cash flows are classified as investing activities in the statement of cash flows. For derivative instruments designated as cash flow hedges, gains or losses are included as a component of accumulated other comprehensive income and reclassified into earnings in the same line items and in the same periods in which the underlying transactions affect earnings. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments and the offsetting changes in the fair values of the underlying hedged items are both recognized in earnings. For foreign currency and commodity derivative instruments designated as cash flow hedges or fair value hedges, time value is excluded from the assessment of effectiveness and the gains and losses attributable to time value are recognized in earnings through an amortization approach. Cash flows from derivative instruments designated as cash flow hedges or fair value hedges are classified in the same category as the items being hedged.

We enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled with each counterparty have been presented in our consolidated balance sheet on a net basis.

Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities at the time of purchase of three months or less that are readily convertible to known amounts of cash. Other investments with remaining maturities of less than one year are included in short-term investments. Investments with remaining maturities greater than one year are included in long-term marketable investments. The carrying value of investment securities sold is determined using the specific identification method.

Functional Currency

The U.S. dollar is the functional currency for us and all of our consolidated subsidiaries.

Goodwill

We perform an annual impairment assessment for goodwill in our fourth quarter each year.

Government Incentives

We receive incentives from governmental entities related to capital expenditures, expenses, and other activities. Our government incentives may require that we meet or maintain specified spending levels and other operational metrics and may be subject to reimbursement if such conditions are not met or maintained. Government incentives are recorded in the financial statements in accordance with their purpose: as a reduction of asset costs or a reduction of expenses. Incentives related to the acquisition or construction of fixed assets are recognized as a reduction in the carrying amounts of the related assets and as a reduction to depreciation expense over the useful lives of the assets. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. Government incentives received prior to being earned are recognized in current or noncurrent deferred income, whereas government incentives earned prior to being received are recognized in current or noncurrent receivables. Cash received from government incentives related to operating expenses is included as an operating activity in the statement of cash flows, whereas cash received from incentives related to the acquisition of property, plant, and equipment is included as an investing activity.

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

65 | 2024 10-K

Product and Process Technology

Costs incurred to (1) acquire product and process technology, (2) patent technology, and (3) keep patents in force, are capitalized and amortized on a straight-line basis over periods ranging up to 12.5 years. We capitalize a portion of costs incurred to patent technology based on historical data of patents issued as a percent of patents we file. Product and process technology costs are amortized over the shorter of (1) the estimated useful life of the technology, (2) the patent term, or (3) the term of the technology agreement. Fully-amortized assets are removed from product and process technology and accumulated amortization.

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

We capitalize interest on borrowings during the period of time we carry out the activities necessary to bring assets to the condition of their intended use and location. We utilize a weighted average capitalization rate that is based on our consolidated debt portfolio. Capitalized interest becomes part of the cost of assets.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU expands on existing reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual reporting for 2025 on a retrospective basis. This standard will impact our disclosures and will not impact our financial statements.

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This ASU will be effective for our annual reporting for 2026 on a prospective basis, with retrospective application permitted. This standard will impact our disclosures and will not impact our financial statements.

Variable Interest Entities

A number of special purpose entities (the "Lease SPEs") were created by a third-party to facilitate equipment lease financing transactions between us and financial institutions that fund the lease financing transactions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the Lease SPEs. The Lease SPEs are variable interest entities because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the Lease SPEs are merely financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We have determined that we do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and we do not consolidate the Lease SPEs. As of August 29, 2024, we had approximately $680 million of financial lease liabilities and right-of-use assets under these arrangements.

67 | 2024 10-K

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	As of August 29, 2024				As of August 31, 2023
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,654	$—	$—	$6,654	$5,771	$—	$—	$5,771
Level 1(2)
Money market funds	20	—	—	20	1,629	—	—	1,629
Level 2(3)
Certificates of deposit	316	6	—	322	1,172	25	—	1,197
Corporate bonds	—	771	571	1,342	—	737	437	1,174
Asset-backed securities	—	46	433	479	—	15	387	402
Commercial paper	16	160	—	176	—	109	—	109
Government securities	35	82	42	159	5	131	20	156
	7,041	$1,065	$1,046	$9,152	8,577	$1,017	$844	$10,438
Restricted cash(4)	11				79
Cash, cash equivalents, and restricted cash	$7,052				$8,656
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of August 29, 2024 or August 31, 2023.
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

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $190 million and $218 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of August 29, 2024 and August 31, 2023, respectively. For non-marketable investments, we recognized in other non-operating income (expense) a net loss of $32 million for 2024 and $7 million for 2023 and a net gain of $36 million for 2022. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

Receivables

As of	August 29, 2024	August 31, 2023

Trade receivables	$5,419	$2,048
Government incentives	834	105
Income and other taxes	268	194
Other	94	96
	$6,615	$2,443

Inventories

As of	August 29, 2024	August 31, 2023

Finished goods	$1,308	$1,616
Work in process	6,774	6,111
Raw materials and supplies	793	660
	$8,875	$8,387

In 2023, we recorded charges of $1.83 billion to cost of goods sold to write down the carrying value of work in process and finished goods inventories to their estimated net realizable value.

Property, Plant, and Equipment

As of	August 29, 2024	August 31, 2023

Land	$284	$283
Buildings	20,141	17,967
Equipment(1)	70,813	65,555
Construction in progress(2)	3,444	2,464
Software	1,365	1,316
	96,047	87,585
Accumulated depreciation	(56,298)	(49,657)
	$39,749	$37,928
(1)Includes costs related to equipment not placed into service of $3.10 billion as of August 29, 2024 and $2.91 billion as of August 31, 2023.
(2)Primarily includes building-related construction and tool installation.

Depreciation expense was $7.70 billion, $7.67 billion, and $7.03 billion for 2024, 2023, and 2022, respectively. Interest capitalized as part of the cost of property, plant, and equipment was $225 million, $208 million, and $77 million for 2024, 2023, and 2022, respectively.

69 | 2024 10-K

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

The components of lease cost are presented below:

For the year ended	2024	2023	2022

Finance lease cost
Amortization of right-of-use asset	$176	$105	$99
Interest on lease liability	70	24	24
Operating lease cost(1)	140	137	125
	$386	$266	$248
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

For the year ended	2024	2023	2022

Cash flows used for operating activities
Finance leases	$61	$24	$23
Operating leases	132	139	110
Cash flows used for financing activities – Finance leases	155	109	103
Noncash acquisitions of right-of-use assets
Finance leases	905	508	309
Operating leases	54	57	197

Supplemental balance sheet information related to leases was as follows:

As of	August 29, 2024	August 31, 2023

Finance lease right-of-use assets (included in property, plant, and equipment)	$2,038	$1,311
Current operating lease liabilities (included in accounts payable and accrued expenses)	71	66

Weighted-average remaining lease term (in years)
Finance leases	8	9
Operating leases	10	11
Weighted-average discount rate
Finance leases	4.91%	3.86%
Operating leases	3.42%	3.21%

As of August 29, 2024, maturities of lease liabilities by fiscal year were as follows:

	Finance Leases	Operating Leases

2025	$400	$93
2026	380	82
2027	373	87
2028	362	82
2029	279	76
2030 and thereafter	568	398
Less imputed interest	(308)	(137)
	$2,054	$681

The table above excludes obligations for leases that have been executed but have not yet commenced. As of August 29, 2024, excluded obligations consisted of $835 million of finance lease obligations over a weighted-average period of 13 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Intangible Assets

	As of August 29, 2024			As of August 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$683	$(278)	$405	$613	$(209)	$404
Other	11	—	11	—	—	—
	$694	$(278)	$416	$613	$(209)	$404

In 2024, 2023, and 2022, we capitalized $84 million, $87 million, and $158 million, respectively, for product and process technology with weighted-average useful lives of 10 years, 9 years, and 9 years, respectively. Amortization expense was $82 million, $86 million, and $85 million for 2024, 2023, and 2022, respectively. Expected amortization expense is $67 million for 2025, $56 million for 2026, $52 million for 2027, $49 million for 2028, and $42 million for 2029.

71 | 2024 10-K

Accounts Payable and Accrued Expenses

As of	August 29, 2024	August 31, 2023

Accounts payable	$2,726	$1,725
Property, plant, and equipment	2,925	1,419
Salaries, wages, and benefits	1,117	367
Income and other taxes	218	67
Other	313	380
	$7,299	$3,958

Debt

	As of August 29, 2024						As of August 31, 2023
				Net Carrying Amount				Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Current	Long-Term	Total	Principal	Current	Long-Term	Total

2026 Term Loan A	6.819%	6.95%	$922	$49	$872	$921	$971	$49	$921	$970
2027 Term Loan A	6.944%	7.08%	1,065	57	1,006	1,063	1,123	57	1,063	1,120
2026 Notes	4.975%	5.07%	500	—	499	499	500	—	499	499
2027 Notes(1)	4.185%	4.27%	900	—	838	838	900	—	798	798
2028 Notes	5.375%	5.52%	600	—	597	597	600	—	596	596
2029 A Notes	5.327%	5.40%	700	—	698	698	700	—	697	697
2029 B Notes	6.750%	6.54%	1,250	—	1,261	1,261	1,250	—	1,263	1,263
2030 Notes	4.663%	4.73%	850	—	847	847	850	—	846	846
2031 Notes	5.300%	5.41%	1,000	—	994	994	—	—	—	—
2032 Green Bonds	2.703%	2.77%	1,000	—	996	996	1,000	—	995	995
2033 A Notes	5.875%	5.96%	750	—	745	745	750	—	745	745
2033 B Notes	5.875%	6.01%	900	—	891	891	900	—	890	890
2041 Notes	3.366%	3.41%	500	—	497	497	500	—	497	497
2051 Notes	3.477%	3.52%	500	—	496	496	500	—	496	496
2024 Term Loan A	N/A	N/A	—	—	—	—	588	—	587	587
2025 Term Loan A	N/A	N/A	—	—	—	—	1,052	—	1,050	1,050
Finance lease obligations	N/A	4.91%	2,054	325	1,729	2,054	1,281	172	1,109	1,281
			$13,491	$431	$12,966	$13,397	$13,465	$278	$13,052	$13,330
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

As of August 29, 2024, all of our debt, other than finance lease obligations, were unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness and were effectively subordinated to all future secured indebtedness, to the extent of the value of the assets securing such indebtedness. All our unsecured debt were obligations of our parent company, Micron, and were structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of our indebtedness generally contain cross payment default and cross acceleration provisions. Micron’s guarantees of certain liabilities of its subsidiaries are unsecured obligations ranking equally in right of payment with all of Micron’s other existing and future unsecured indebtedness.

Debt Activity

The table below presents the effects of debt financing and prepayment activities in 2024:

	Transaction Date	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuances
2031 Notes	January 12, 2024	$1,000	$993	$993
Prepayments
2024 Term Loan A	January 12, 2024	(588)	(587)	(588)
2025 Term Loan A	January 12, 2024	(402)	(401)	(402)
2025 Term Loan A	May 29, 2024	(650)	(649)	(650)
		$(640)	$(644)	$(647)

In 2023, we issued $6.70 billion of senior unsecured notes and term loan agreements and received cash of $6.69 billion. We prepaid $600 million of principal amount of the 2024 Term Loan A.

In 2022, we issued $2.00 billion of senior unsecured notes and received cash of $1.99 billion. We prepaid $1.85 billion of principal amount of notes for $1.93 billion in cash. We recognized losses of $83 million in connection with these prepayments.

Senior Unsecured Notes

We may redeem our 2026 Notes, 2027 Notes, 2028 Notes, 2029 A Notes, 2029 B Notes, 2030 Notes, 2031 Notes, 2032 Green Bonds, 2033 A Notes, 2033 B Notes, 2041 Notes, and 2051 Notes (the “Senior Unsecured Notes”), in whole or in part, at our option prior to their respective maturity dates at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Unsecured Notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, in each case plus accrued interest. We may also redeem any series of our Senior Unsecured Notes, in whole or in part, at a price equal to par between one and six months prior to maturity in accordance with the respective terms of such series.

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

Multi-Tranche Term Loan Agreement

The 2026 Term Loan A and 2027 Term Loan A (the “Multi-Tranche Term Loan Agreement”) require equal quarterly installment payments in an amount equal to 1.25% of the original principal amount. Borrowings under the Multi-Tranche Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 1.00% to 2.00%, varying by tranche and depending on our corporate credit ratings. Adjusted term SOFR for the Multi-Tranche Term Loan Agreement is the SOFR benchmark plus 0.10%.

The Multi-Tranche Term Loan Agreement requires us to maintain, on a consolidated basis, a leverage ratio of total indebtedness to adjusted EBITDA, as defined in the Multi-Tranche Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, subject to a temporary four quarter increase in such ratio to 3.75 to 1.00 following certain material acquisitions.

73 | 2024 10-K

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

Revolving Credit Facility

As of August 29, 2024, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Under the Revolving Credit Facility, borrowings would generally bear interest at a rate equal to adjusted term SOFR plus 1.00% to 1.75%, depending on our corporate credit ratings. Adjusted term SOFR for the Revolving Credit Facility agreement is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty.

The Revolving Credit Facility contains the same leverage ratio and substantially the same other covenants as the Multi-Tranche Term Loan Agreement.

Maturities of Notes Payable

As of August 29, 2024, maturities of notes payable by fiscal year were as follows:

2025	$107
2026	607
2027	1,780
2028	1,493
2029	700
2030 and thereafter	6,750
Unamortized issuance costs, discounts, and premium, net	(34)
Hedge accounting fair value adjustment	(60)
$11,343

Commitments

As of August 29, 2024, we had noncancelable commitments with remaining contractual terms in excess of one year of approximately $6.7 billion for purchase obligations, of which approximately $1.7 billion will be due in 2025, $1.7 billion due in 2026, $1.0 billion due in 2027, $800 million due in 2028, $200 million due in 2029, and $1.3 billion due in 2030 and thereafter. Purchase obligations primarily include payments for goods or services with either a fixed or minimum quantity and price, which includes payments for the acquisition of property, plant, and equipment. Payments for leases that have been executed but have not yet commenced are excluded.

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

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees. On May 23, 2024, following a four-day trial regarding the second complaint filed by Netlist in the E.D. Tex., a jury rendered a verdict that Micron’s memory modules infringe two asserted patents — U.S. Patent No. 7,619,912 (“the ‘912 patent”) and U.S. Patent No. 11,093,417 (“the ‘417 patent”) — and found that Micron should pay $425 million for infringement of the ‘912 patent and $20 million for infringement of the ‘417 patent. Micron expects to appeal the verdict. On April 17, 2024, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision (“FWD”) finding unpatentable the sole asserted claim of the ‘912 patent. Netlist sought review of that ruling by the Director of the USPTO, which was denied on July 10, 2024. On July 30, 2024, the USPTO issued a FWD finding unpatentable all asserted claims of the ‘417 patent. In the case of each of the ‘912 and ‘417 patents, if the United States Court of Appeals for the Federal Circuit affirms the FWD, then the affirmed FWD will preclude any pending actions asserting infringement of such patent (including any infringement verdict that is subject to an ongoing appeal).

On August 16, 2022, Sonrai Memory Ltd. filed a patent infringement complaint against Micron in the U.S. District Court for the Western District of Texas. The complaint alleged that two U.S. patents are infringed by certain SSD and NAND flash products. The complaint sought damages, attorneys’ fees, and costs. On September 6, 2024, pursuant to a motion jointly filed by the parties, the court dismissed Sonrai’s complaint.

On January 23, 2023, Besang Inc. filed a patent infringement complaint against Micron in the U.S. District Court for the E.D. Tex. The complaint alleges that one U.S. patent is infringed by certain of our 3D NAND and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

75 | 2024 10-K

On November 9, 2023, Yangtze Memory Technologies Company, Ltd. (“YMTC”) filed a patent infringement complaint against Micron and one of its subsidiaries in the U.S. District Court for the Northern District of California (“N.D. Cal.”). The complaint alleges that eight U.S. patents are infringed by certain of our 3D NAND products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On January 22, 2024, Micron Semiconductor (Shanghai) Co., Ltd. (“MSS”) was served with three patent infringement complaints filed by YMTC in Beijing Intellectual Property Court and on February 27, 2024, Micron Technology, Inc. (“MTI”) was served with the same complaints. The complaints assert that MTI and MSS infringed three Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On July 12, 2024, YMTC filed a second complaint against the Company and its subsidiary in N.D. Cal. The second complaint alleges that eleven U.S. patents are infringed by certain of our 3D NAND and DDR5 DRAM products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On September 11, 2024, MSS was served with five patent infringement complaints filed by YMTC in Shanghai Intellectual Property Court. The complaints assert that MTI and MSS infringed five Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

On June 3, 2024, MimirIP LLC (“MimirIP”) submitted a complaint to the United States International Trade Commission (“ITC”) alleging that certain of Micron’s DRAM and NAND products infringe six patents owned by MimirIP. The complaint requested the ITC to institute an investigation of such alleged infringement pursuant to Section 337 of the Tariff Act of 1930 and to issue a permanent limited exclusion order barring from entry into the United States such allegedly infringing DRAM and NAND devices and electronic devices containing the same produced by several alleged customers of Micron. On August 27, 2024, MimirIP and the Company filed a joint motion to terminate the ITC investigation, which was granted on September 12, 2024.

On June 3, 2024, MimirIP filed a complaint against Micron, two of its subsidiaries, and certain alleged customers of Micron in the E.D. Tex. alleging that the same six patents as are asserted in the ITC are infringed by certain of Micron’s DRAM and NAND products. The complaint sought damages, attorneys’ fees, and costs. On August 30, 2024, the court dismissed the complaint pursuant to a notice of voluntary dismissal filed by MimirIP.

On June 4, 2024, MimirIP filed a second complaint against Micron, two of its subsidiaries, and certain alleged customers of Micron in the E.D. Tex. alleging that six additional patents are infringed by certain of Micron’s DRAM and NAND products. The complaint sought damages, attorneys’ fees, and costs. On August 30, 2024, the court dismissed the complaint pursuant to a notice of voluntary dismissal filed by MimirIP.

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

Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash. We repurchased 3.2 million shares of our common stock for $300 million in 2024 and 8.6 million shares for $425 million in 2023. Through August 29, 2024, we had repurchased an aggregate of $7.19 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

In each quarter of 2024, we declared and paid dividends of $0.115 per share. On September 25, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on October 23, 2024, to shareholders of record as of the close of business on October 7, 2024.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the year ended August 29, 2024 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 31, 2023	$(304)	$(41)	$36	$(3)	$(312)
Other comprehensive income (loss) before reclassifications	34	33	7	—	74
Amount reclassified out of accumulated other comprehensive income (loss)	172	—	(3)	—	169
Tax effects	(64)	—	(1)	—	(65)
Other comprehensive income (loss)	142	33	3	—	178
As of August 29, 2024	$(162)	$(8)	$39	$(3)	$(134)

77 | 2024 10-K

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of August 29, 2024		As of August 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes	$11,316	$11,343	$11,549	$12,049

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of August 29, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,724	$57	$(71)
Cash flow commodity hedges	471	20	(7)
Fair value currency hedges	2,511	—	(41)
Fair value interest rate hedges	900	—	(60)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,393	18	(3)
		$95	$(182)

As of August 31, 2023
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,873	$16	$(180)
Cash flow commodity hedges	331	45	—
Fair value interest rate hedges	900	—	(100)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	1,839	2	(17)
		$63	$(297)
(1)Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2).
(2)Included in receivables and other noncurrent assets.
(3)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward and swap contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs.

The effects of cash flow hedging activities were as follows:

For the year ended	2024	2023	2022

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$33	$30	$(735)
Gain (loss) excluded from effectiveness testing in cost of goods sold	(135)	(101)	(32)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	(172)	(261)	(53)

As of August 29, 2024, we expect to reclassify $89 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $2.58 billion as of August 29, 2024. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings. The effects of fair value currency hedges on our consolidated statements of operations, recognized in other non-operating income (expense), net, were not significant for the periods presented.

We also utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. We recognized interest expense of $96 million for changes in the fair value of our interest rate swaps in 2022 and the impact to interest expense was not significant for 2024 or 2023. We also recognized offsetting reductions in interest expense of the same amounts related to the changes in the fair value of the hedged portion of the underlying debt for these periods.

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

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of August 29, 2024 and August 31, 2023, amounts netted under our master netting arrangements were not significant.

Equity Compensation Plans

As of August 29, 2024, 69 million shares of our common stock were available for future awards under our equity compensation plans, including 11 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

79 | 2024 10-K

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

As of August 29, 2024, there were 28 million shares of Restricted Stock Awards outstanding, 24 million of which are only subject to service-based vesting conditions. Service-based Restricted Stock Awards granted through October 2021 generally vest in one-fourth or one-third increments during each year of employment after the grant date. Service-based Restricted Stock Awards granted after October 2021 generally vest on 25% or 33% of the units granted after the first year and on 6.25% or 8.33% each quarter thereafter over the remaining three or two years of employment. Restricted Stock Awards with performance or market-based vesting conditions vest over a 3-year period as conditions are met. At the end of the performance period, the number of actual shares to be awarded will vary between 0% and 200% of target amounts, depending upon the achievement level. In 2022, our Board of Directors approved dividend equivalent rights for unvested restricted stock units awarded on or after October 13, 2021.

Restricted Stock Awards activity for 2024 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding as of August 31, 2023	29	$59.11
Granted	13	72.72
Vested	(12)	57.92
Forfeited	(2)	60.42
Outstanding as of August 29, 2024	28	65.82

For the year ended	2024	2023	2022

Restricted stock award shares granted	13	17	13
Weighted-average grant-date fair value per share	$72.72	$55.99	$70.81
Aggregate vesting-date fair value of shares vested	$1,008	$514	$498

Employee Stock Purchase Plan (“ESPP”)

Our ESPP is offered to substantially all employees and permitted eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of our common stock on either the first or last day of each six-month offering period. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Grant-date fair value and assumptions used in the Black-Scholes option valuation model were as follows:

For the year ended	2024	2023	2022

Weighted-average grant-date fair value per share	$26.82	$17.06	$18.87
Average expected life in years	0.5	0.5	0.5
Weighted-average expected volatility (based on implied volatility)	41%	37%	43%
Weighted-average risk-free interest rate	5.2%	5.1%	2.0%
Expected dividend yield	0.5%	0.7%	0.6%

Under the ESPP, employees purchased 4 million, 5 million, and 4 million shares of common stock in 2024, 2023, and 2022, respectively, at a per share weighted average price of $65.72, $51.93, and $58.52, respectively.

Stock Options

We last granted stock options in September 2018 and as of August 29, 2024, our outstanding stock options were not material. Stock options of 1.3 million shares were exercised in 2024. The total intrinsic value for options exercised was $92 million, $30 million, and $54 million in 2024, 2023, and 2022, respectively.

Stock-based Compensation Expense

For the year ended	2024	2023	2022

Stock-based compensation expense by caption
Cost of goods sold	$312	$201	$193
Research and development	296	226	175
Selling, general, and administrative	213	137	133
Restructure	—	(7)	(5)
	$821	$557	$496

Stock-based compensation expense by type of award
Restricted stock awards	$749	$488	$429
ESPP	72	69	66
Stock options	—	—	1
	$821	$557	$496

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $140 million, $68 million, and $77 million for 2024, 2023, and 2022, respectively. Stock-based compensation expense of $99 million and $88 million was capitalized and remained in inventory as of August 29, 2024 and August 31, 2023, respectively. As of August 29, 2024, $1.44 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the fourth quarter of 2028, resulting in a weighted-average period of 1.2 years.

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites. Details of significant plans are as follows:

Employee Savings Plan for U.S. Employees

We have a 401(k) retirement plan under which U.S. employees may contribute up to 75% of their eligible pay, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in our stock. We match in cash eligible contributions from employees up to 5% of the employee’s annual eligible earnings. Contribution expense for the 401(k) plan was $66 million, $59 million, and $66 million in 2024, 2023, and 2022, respectively.

Retirement Plans

We have pension plans available to employees at various foreign sites. As of August 29, 2024, the projected benefit obligations of our plans were $191 million and plan assets were $261 million. As of August 31, 2023, the projected benefit obligations of our plans were $175 million and plan assets were $232 million. Pension expense was not material for 2024, 2023, or 2022.

81 | 2024 10-K

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

The line items on the balance sheet affected by government incentives were as follows:

As of	August 29, 2024

Receivables	$834
Other noncurrent assets	188
Noncurrent unearned government incentives	550

Beginning in 2023, we receive a 25% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. As qualified investments are made, we recognize investment tax credits in receivables or other noncurrent assets.

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

In addition to the receivables and other noncurrent assets in the table above, as of August 29, 2024, we had aggregate commitments from various governmental entities of up to $3.4 billion to be received through 2033, subject to achievement of certain performance conditions. The commitment amount includes $1.8 billion (150 billion Indian rupees) for the construction of a new assembly and test facility in Gujarat, India. We will receive incentives representing 50% of the total project cost from the Indian central government and 20% of the total project cost from the state of Gujarat. The commitment amount also includes up to $1.3 billion (188 billion Japanese yen) from the Japanese Ministry of Economy, Trade and Industry to support the production of DRAM using EUV lithography in Hiroshima, Japan.

Government incentives related to capital expenditures have reduced property, plant and equipment by $2.34 billion as of August 29, 2024, of which $1.10 billion pertained to 2024 expenditures.

In 2024, operating income (loss) benefited by $588 million (approximately 85% in COGS and 15% in R&D) from government incentives recognized as a reduction of expense.

Revenue and Customer Contract Liabilities

Revenue by Technology

For the year ended	2024	2023	2022

DRAM	$17,603	$10,978	$22,386
NAND	7,227	4,206	7,811
Other (primarily NOR)	281	356	561
	$25,111	$15,540	$30,758

See “Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of August 29, 2024, our future performance obligations beyond one year were $141 million, which included customer prepayments and other contract liabilities. Customer prepayments made to secure product supply in future periods and other contract liabilities were $907 million as of August 29, 2024, of which $766 million was reported in other current liabilities and the remainder in other noncurrent liabilities.

As of August 29, 2024 and August 31, 2023, other current liabilities included $718 million and $453 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

In 2023, we received an aggregate of $228 million from settlements of insurance claims involving a power disruption in 2022 and an operational disruption in 2017, of which $186 million was for business interruption and recognized in revenue.

Restructure and Asset Impairments

For the year ended	2024	2023	2022

Employee severance	$1	$163	$—
Asset impairments and other asset-related costs	—	14	63
Other	—	(6)	(15)
	$1	$171	$48

In 2023, we initiated a restructure plan in response to challenging industry conditions (the “2023 Restructure Plan”). Under the 2023 Restructure Plan, we reduced our headcount by approximately 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. The plan was substantially completed in 2023.

Restructure and asset impairments for 2022 primarily related to the sale of our Lehi, Utah facility to Texas Instruments Incorporated.

83 | 2024 10-K

Other Operating (Income) Expense, Net

For the year ended	2024	2023	2022

Patent cross-license agreement gain	$(200)	$—	$—
(Gain) loss on disposition of property, plant, and equipment	(59)	(54)	(41)
Goodwill impairment	—	101	—
Litigation settlement	—	68	—
Other	8	9	7
	$(251)	$124	$(34)

We performed a qualitative assessment for goodwill impairment in 2024 and did not identify any impairment indicators for our reporting units.

Due to 2023 global and macroeconomic challenges, as well as lower expected demand resulting from customer actions to reduce elevated inventory levels, we performed a 2023 quantitative assessment for goodwill impairment for each of our reporting units. We evaluated the fair value of our reporting units based on an income approach, using a discounted cash flow methodology. We recognized a $101 million charge in 2023, included in other operating income (loss) to impair all of the goodwill assigned to our SBU reporting unit based on our best estimates of projected future cash flows at that time. The 2023 quantitative assessment for all of our other reporting units yielded fair values that substantially exceeded their carrying values.

Income Taxes

Our income tax (provision) benefit consisted of the following:

For the year ended	2024	2023	2022

Income (loss) before income taxes and equity in net income (loss) of equity method investees
U.S.	$544	$235	$112
Foreign	696	(5,893)	9,459
	$1,240	$(5,658)	$9,571

Income tax (provision) benefit
Current
U.S. federal	$(82)	$(5)	$(65)
State	(1)	(1)	(1)
Foreign	(333)	(178)	(528)
	(416)	(184)	(594)
Deferred
U.S. federal	18	(84)	(166)
State	—	—	(225)
Foreign	(53)	91	97
	(35)	7	(294)

Income tax (provision) benefit	$(451)	$(177)	$(888)

The table below reconciles our tax (provision) benefit based on the U.S. federal statutory rate to our effective rate:

For the year ended	2024		2023		2022

U.S. federal income tax (provision) benefit at statutory rate	$(260)	21.0%	$1,188	21.0%	$(2,010)	21.0%
U.S. tax on foreign operations	(7)	0.6	6	0.1	(322)	3.4
Change in valuation allowance	(59)	4.8	(50)	(0.9)	(241)	2.5
Change in unrecognized tax benefits	(41)	3.3	(30)	(0.5)	(67)	0.7
Foreign tax rate differential	(214)	17.2	(1,285)	(22.8)	1,601	(16.7)
Research and development tax credits	76	(6.1)	43	0.8	66	(0.7)
State taxes, net of federal benefit	12	(1.0)	37	0.7	—	—
Other	42	(3.4)	(86)	(1.5)	85	(0.9)
Income tax (provision) benefit	$(451)	36.4%	$(177)	(3.1)%	$(888)	9.3%

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. As a result of low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for 2024 or 2023. These arrangements reduced our tax provision by $1.12 billion ($1.00 per diluted share) for 2022.

As of August 29, 2024, certain non-U.S. subsidiaries had cumulative undistributed earnings of $4.12 billion that were deemed to be indefinitely reinvested. A provision has not been recognized to the extent that distributions from such subsidiaries are subject to additional foreign withholding or state income tax. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

85 | 2024 10-K

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consist of the following:

As of	August 29, 2024	August 31, 2023

Deferred tax assets
Net operating loss and tax credit carryforwards	$1,050	$1,112
Accrued salaries, wages, and benefits	182	39
Operating lease liabilities	175	135
Inventories	4	52
Other	59	75
Gross deferred tax assets	1,470	1,413
Less valuation allowance	(593)	(528)
Deferred tax assets, net of valuation allowance	877	885

Deferred tax liabilities
Right-of-use assets	(152)	(115)
Property, plant, and equipment	(194)	(31)
Other	(70)	(100)
Deferred tax liabilities	(416)	(246)

Net deferred tax assets	$461	$639

Reported as
Deferred tax assets	$520	$756
Deferred tax liabilities (included in other noncurrent liabilities)	(59)	(117)
Net deferred tax assets	$461	$639

We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of August 29, 2024, and August 31, 2023, we had a valuation allowance of $593 million and $528 million, respectively, against our net deferred tax assets, primarily related to carryforwards in U.S. states and Malaysia. Changes in 2024 in the valuation allowance were due to adjustments based on management's assessment of the realizability of tax credits, allowances and net operating losses based on a level that is more likely than not to be realized.

As of August 29, 2024, our net operating loss carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Expiration	Malaysia	Singapore	State	Japan	Other	Total

2025 - 2029	$—	$—	$47	$144	$3	$194
2030 - 2034	—	—	298	325	126	749
2035 - 2039	—	—	285	—	—	285
2040 - 2044	—	—	94	—	—	94
Indefinite	1,224	765	—	—	—	1,989
	$1,224	$765	$724	$469	$129	$3,311

As of August 29, 2024, our tax credit carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	U.S. Federal	State	Other	Total

2025 - 2029	$—	$61	$—	$61
2030 - 2034	47	134	2	183
2035 - 2039	48	140	44	232
2040 - 2045	315	6	—	321
Indefinite	—	145	—	145
	$410	$486	$46	$942

Below is a reconciliation of the beginning and ending amount of our unrecognized tax benefits:

For the year ended	2024	2023	2022

Beginning unrecognized tax benefits	$744	$731	$660
Increases related to tax positions from prior years	2	2	14
Increases related to prior year tax positions taken in current year	20	27	—
Increases related to tax positions taken in current year	54	17	80
Decreases related to tax positions from prior years	(89)	(33)	(23)
Decreases related to settlement with tax authorities	(15)	—	—
Ending unrecognized tax benefits	$716	$744	$731

As of August 29, 2024, gross unrecognized tax benefits were $716 million, which would have an impact of approximately $633 million on our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not significant for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be significant.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2018 through 2024. We are currently under audit by the Internal Revenue Service for our 2018 and 2019 tax years. In addition, tax returns that remain open to examination in Singapore, Taiwan and Japan range from the years 2016 to 2024. We believe that adequate amounts of taxes and related interest and penalties have been provided, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations, or financial condition.

Earnings Per Share

For the year ended	2024	2023	2022

Net income (loss) – Basic and Diluted	$778	$(5,833)	$8,687

Weighted-average common shares outstanding – Basic	1,105	1,093	1,112
Dilutive effect of equity compensation plans	13	—	10
Weighted-average common shares outstanding – Diluted	1,118	1,093	1,122

Earnings (loss) per share
Basic	$0.70	$(5.34)	$7.81
Diluted	0.70	(5.34)	7.75

87 | 2024 10-K

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were as follows at the end of the periods shown:

For the year ended	2024	2023	2022

Equity compensation plans	3	33	5

Segment and Other Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. We have the following four business units, which are our reportable segments:

Compute and Networking Business Unit (“CNBU”): Includes memory products and solutions sold into the data center, PC, graphics, and networking markets.
Mobile Business Unit (“MBU”): Includes memory and storage products sold into the smartphone and other mobile-device markets.
Embedded Business Unit (“EBU”): Includes memory and storage products and solutions sold into the intelligent edge through the automotive, industrial, and consumer embedded markets.
Storage Business Unit (“SBU”): Includes SSDs and component-level storage solutions sold into the data center, PC, and consumer markets.

Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments. As of August 29, 2024 and August 31, 2023, CNBU, MBU, and EBU had goodwill of $855 million, $198 million, and $97 million, respectively.

For the year ended	2024	2023	2022

Revenue
CNBU	$9,513	$5,710	$13,693
MBU	6,354	3,630	7,260
EBU	4,614	3,637	5,235
SBU	4,592	2,553	4,553
All Other	38	10	17
Total revenue	$25,111	$15,540	$30,758

Operating income (loss)
CNBU	$980	$(585)	$5,844
MBU	114	(1,750)	2,160
EBU	199	382	1,752
SBU	(362)	(1,887)	513
All Other	17	8	12
	948	(3,832)	10,281

Unallocated
Lower costs from sale of inventory written down in prior periods	987	844	—
Patent cross-license agreement	200	—	—
Stock-based compensation	(821)	(564)	(501)
Restructure and asset impairment	(1)	(171)	(48)
Provision to write down inventories to net realizable value	—	(1,831)	—
Goodwill impairment	—	(101)	—
Litigation settlement	—	(68)	—
Other	(9)	(22)	(30)
	356	(1,913)	(579)

Total operating income (loss)	$1,304	$(5,745)	$9,702

Depreciation and amortization expense included in operating income (loss) was as follows:

For the year ended	2024	2023	2022

CNBU	$2,760	$2,512	$2,766
MBU	2,002	2,149	1,725
EBU	1,491	1,324	1,280
SBU	1,501	1,751	1,323
All Other	8	1	2
Unallocated	18	19	20
	$7,780	$7,756	$7,116

89 | 2024 10-K

Certain Concentrations

Revenue by market segment as a percent of total revenue, rounded to the nearest 5%, is presented in the table below:

For the year ended	2024	2023	2022

Data center and networking	35%	25%	35%
Mobile	25%	25%	25%
PC, graphics, and other	25%	30%	25%
Intelligent edge – automotive, industrial, and consumer embedded	20%	25%	15%
Percentages of total revenue may not total 100% due to rounding.

Revenue from one customer was 10% (primarily included in MBU, EBU, and CNBU segments) of total revenue for 2024. No customer accounted for 10% or more of total revenue in 2023. Revenue from one customer was 12% (primarily included in CNBU and SBU segments) and another customer was 11% (primarily included in MBU, CNBU, and EBU segments) of total revenue in 2022.

We generally have multiple sources of supply for our raw materials and production equipment; however, only a limited number of suppliers are capable of delivering certain raw materials and production equipment that meet our standards and, in some cases, materials or production equipment are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-rate debt securities, trade receivables, share repurchase, and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor and monitor credit risk of bank counterparties on an ongoing basis. A concentration of credit risk may exist with respect to receivables of certain customers. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced material losses on receivables. A concentration of risk may also exist with respect to our derivative hedging programs as the number of counterparties to our hedges is limited and the notional amounts are relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions and through entering into master netting arrangements.

Geographic Information

Revenue based on the geographic location of our customers’ headquarters was as follows:

For the year ended	2024	2023	2022

United States	$13,168	$7,805	$16,026
Taiwan	4,708	2,697	6,185
Mainland China (excluding Hong Kong)	3,045	2,181	3,311
Other Asia Pacific	1,330	752	1,223
Hong Kong	1,071	340	1,665
Japan	840	987	1,696
Europe	818	682	505
Other	131	96	147
	$25,111	$15,540	$30,758

Long-lived assets by geographic area consisted of property, plant, and equipment and operating lease right-of-use assets and were as follows:

As of	August 29, 2024	August 31, 2023

Taiwan	$14,156	$12,926
Singapore	10,588	11,283
Japan	7,085	7,323
United States	6,508	5,196
Malaysia	1,153	1,124
China	486	395
India	338	277
Other	80	70
	$40,394	$38,594

91 | 2024 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Micron Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Micron Technology, Inc. and its subsidiaries (the “Company”) as of August 29, 2024 and August 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended August 29, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 29, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of August 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 29, 2024 and August 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Net Realizable Value of Finished Goods and Work in Process Inventories

As described in the Inventories note to the consolidated financial statements, as of August 29, 2024, the Company had a net inventory balance for finished goods and work in process inventory totaling $8.1 billion. As disclosed by management, determining the net realizable value of the Company's finished goods and work in process inventories involves significant judgments, including projecting future average selling prices, future sales volumes, and future cost per part. Differences in future average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of finished goods and work in process inventories and accordingly the amount of write-down recorded.

The principal considerations for our determination that performing procedures relating to the net realizable value of finished goods and work in process inventories is a critical audit matter are (i) the significant judgment by management in determining the net realizable value of finished goods and work in process inventories and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to future average selling prices.

93 | 2024 10-K

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the net realizable value of finished goods and work in process inventories. These procedures also included, among others (i) testing management's process for determining the net realizable value of finished goods and work in process inventories; (ii) evaluating the appropriateness of management’s methodology; (iii) testing the completeness and accuracy of underlying data used in determining the net realizable value; and (iv) evaluating the reasonableness of management's significant assumption related to future average selling prices. Evaluating management's assumption related to future average selling prices involved considering (i) current and past sales (ii) the consistency with external market and industry data; (iii) a comparison of the prior year estimates to actual average selling prices in the current fiscal year; and (iv) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 4, 2024

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

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 29, 2024. The effectiveness of our internal control over financial reporting as of August 29, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

95 | 2024 10-K

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officers and director, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On July 19, 2024, Michael Ray, our Senior Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 24,379 shares of our common stock acquired upon the vesting of restricted stock units held by Mr. Ray. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the restricted stock units subject to the trading plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is January 27, 2025, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until July 11, 2025, or earlier if all transactions under the trading arrangement are completed.

On August 8, 2024, the Mehrotra Family Trust, a trust for which Sanjay Mehrotra, our President, Chief Executive Officer and Director, serves as trustee, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 200,000 shares of our common stock acquired by Mr. Mehrotra upon the vesting of certain equity awards held by Mr. Mehrotra. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is November 7, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until November 7, 2026, or earlier if all transactions under the trading arrangement are completed. Mr. Mehrotra’s Rule 10b5-1 trading plan, dated as of May 15, 2023, expired by its terms prior to August 8, 2024.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information concerning our executive officers is included under the caption, “Information About Our Executive Officers” in Part I, Item 1 of this report. Other information required by Items 10, 11, 12, 13, and 14 will be contained in our 2024 Proxy Statement which will be filed with the SEC within 120 days after August 29, 2024 and is incorporated herein by reference.

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

97 | 2024 10-K

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Year	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year

Deferred Tax Asset Valuation Allowance
Year ended August 29, 2024	$528	$57	$8	$593
Year ended August 31, 2023	471	58	(1)	528
Year ended September 1, 2022	233	241	(3)	471

Index to Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Amended and Restated Bylaws of Registrant as of July 18, 2024		8-K		3.1	7/19/24
4.1	Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee		8-K		4.1	2/6/19
4.2	First Supplemental Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	2/6/19
4.3	Form of Note for Micron Technology, Inc.’s 4.975% Senior Notes due 2026 (included in Exhibit 4.2)		8-K		4.4	2/6/19
4.4	Form of Note for Micron Technology, Inc.’s 5.327% Senior Notes due 2029 (included in Exhibit 4.2)		8-K		4.5	2/6/19
4.5	Second Supplemental Indenture, dated as of July 12, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	7/12/19
4.6	Form of Note for Micron Technology, Inc.’s 4.185% Senior Notes due 2027 (included in Exhibit 4.5)		8-K		4.3	7/12/19
4.7	Form of Note for Micron Technology, Inc.’s 4.663% Senior Notes due 2030 (included in Exhibit 4.5)		8-K		4.4	7/12/19
4.8	Fourth Supplemental Indenture, dated as of November 1, 2021, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	11/1/21
4.9	Form of Note for Micron Technology, Inc.’s 2.703% Senior Notes due 2032 (included in Exhibit 4.8)		8-K		4.3	11/1/21
4.10	Form of Note for Micron Technology, Inc.’s 3.366% Senior Notes due 2041 (included in Exhibit 4.8)		8-K		4.4	11/1/21
4.11	Form of Note for Micron Technology, Inc.’s 3.477% Senior Notes due 2051 (included in Exhibit 4.8)		8-K		4.5	11/1/21
4.12	Description of Registrant’s Securities		10-K	9/1/22	4.12	10/7/22
4.13	Fifth Supplemental Indenture, dated as of October 31, 2022, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	10/31/22
4.14	Form of Note for Micron Technology, Inc.’s 6.750% Senior Notes due 2029 (included in Exhibit 4.13)		8-K		4.3	10/31/22
4.15	Sixth Supplemental Indenture, dated as of February 9, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.3	2/9/23
4.16	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.15)		8-K		4.5	2/9/23
4.17	Seventh Supplemental Indenture, dated as of April 11, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/11/23
4.18	Form of Note for Micron Technology, Inc.’s 5.375% Senior Notes due 2028 (included in Exhibit 4.17)		8-K		4.3	4/11/23
4.19	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.17)		8-K		4.4	4/11/23
4.20	Eighth Supplemental Indenture, dated as of January 12, 2024, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/12/24
4.21	Form of Note for Micron Technology, Inc.’s 5.30% Senior Notes due 2031 (incorporated by reference from Exhibit 4.20 hereto)		8-K		4.3	1/12/24
10.1*	Micron Technology, Inc. Executive Officer Performance Incentive Plan		DEF 14A		B	12/7/17
99 | 2024 10-K

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.2*	Amended and Restated 2004 Equity Incentive Plan		10-Q	12/1/22	10.1	12/22/22
10.3*	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	12/1/22	10.2	12/22/22
10.4*	Amended and Restated 2007 Equity Incentive Plan		DEF 14A		A	12/1/20
10.5*	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	12/1/22	10.3	12/22/22
10.6*	Nonstatutory Stock Option Plan, as Amended		10-K	9/1/16	10.10	10/28/16
10.7*	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions		10-K	9/1/16	10.11	10/28/16
10.8*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	2/27/14	10.3	4/7/14
10.9*	Form of Severance Agreement		8-K		99.2	11/1/07
10.10*	Deferred Compensation Plan, as amended		10-K	8/31/23	10.10	10/6/23
10.11*	Amended and Restated Executive Agreement by and between Micron Technology, Inc. and Sanjay Mehrotra		10-K	9/1/22	10.11	10/7/22
10.12*	Severance Benefits for Sumit Sadana		10-Q	11/30/17	10.70	12/20/17
10.13*	Form of Amendment to Executive/Severance Agreement		8-K		99.1	11/13/17
10.14*	Severance Benefits for Manish Bhatia		10-Q	11/30/17	10.74	12/20/17
10.15*	Micron Technology, Inc. Employee Stock Purchase Plan, as amended and restated		10-Q	6/2/22	10.1	7/1/22
10.16*	Severance Benefits for Mark Murphy		10-Q	6/2/22	10.3	7/1/22
10.17	Credit Agreement, dated as of May 14, 2021, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	6/3/21	10.22	7/1/21
10.18	Term Loan Credit Agreement, dated as of May 14, 2021, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	6/3/21	10.23	7/1/21
10.19	Term Loan Credit Agreement, dated as of November 3, 2022, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	12/1/22	10.4	12/22/22
10.20	Incremental Amendment No. 1, dated as of January 5, 2023, to the Term Loan Credit Agreement, dated as of November 3, 2022, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto		10-Q	3/2/23	10.1	3/29/23
10.21	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 27, 2023, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto		10-Q	3/2/23	10.3	3/29/23
10.22	Amendment No. 2 to Term Loan Credit Agreement, dated as of March 27, 2023, by and among Micron Technology, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto		10-Q	3/2/23	10.2	3/29/23
10.23	Amendment No. 1 to Credit Agreement, dated as of March 27, 2023, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, and the lenders party thereto		10-Q	3/2/23	10.4	3/29/23
10.24*	Form of Consent for Named Executive Officers		10-Q	3/2/23	10.5	3/29/23
10.25	Amendment No. 2 to Credit Agreement, dated as of June 7, 2023, by HSBC Bank USA, National Association, as administrative agent		10-Q	6/1/23	10.1	6/29/23

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.26	Amendment No. 2 to Term Loan Credit Agreement, dated as of June 7, 2023, by Wells Fargo Bank, National Association, as administrative agent		10-Q	6/1/23	10.2	6/29/23
10.27*	Executive Officer Cash Severance Policy		10-Q	11/30/23	10.1	12/21/23
10.28*	Severance Policy Acknowledgement Letter for Sanjay Mehrotra		10-Q	11/30/23	10.2	12/21/23
10.29*	Amended and Restated Severance Agreement by and between Micron Technology, Inc. and Scott J. DeBoer		10-Q	11/30/23	10.3	12/21/23
10.30*	Amended and Restated 2008 Director Compensation Plan		10-Q	11/30/23	10.4	12/21/23
19.1	Insider Trading Policy of the Registrant	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
97.1	Compensation Recoupment (Clawback) Policy, as amended and restated		10-K	8/31/23	97.1	10/6/23
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

101 | 2024 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
Date	October 4, 2024	By:	/s/ Mark Murphy
Mark Murphy Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay Mehrotra	President and	October 4, 2024
(Sanjay Mehrotra)	Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ Mark Murphy	Executive Vice President and	October 4, 2024
(Mark Murphy)	Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen	Corporate Vice President and	October 4, 2024
(Scott Allen)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Richard M. Beyer	Director	October 4, 2024
(Richard M. Beyer)

/s/ Lynn Dugle	Director	October 4, 2024
(Lynn Dugle)

/s/ Steve Gomo	Director	October 4, 2024
(Steve Gomo)

/s/ Linnie Haynesworth	Director	October 4, 2024
(Linnie Haynesworth)

/s/ Mary Pat McCarthy	Director	October 4, 2024
(Mary Pat McCarthy)

/s/ Bob Swan	Director	October 4, 2024
(Bob Swan)

/s/ Robert E. Switz	Chair of the Board	October 4, 2024
(Robert E. Switz)	Director

/s/ MaryAnn Wright	Director	October 4, 2024
(MaryAnn Wright)