Form 10-Q
period 2024-11-28
MICRON TECHNOLOGY INC
filed 2024-12-19
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2024
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
The number of outstanding shares of the registrant’s common stock as of December 12, 2024 was 1,114,171,932.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All period references are to our fiscal periods unless otherwise indicated. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2026 Term Loan A	Senior Term Loan A due November 2026	2041 Notes	3.366% Senior Notes due November 2041
2027 Term Loan A	Senior Term Loan A due November 2027	2051 Notes	3.477% Senior Notes due November 2051
2026 Notes	4.975% Senior Notes due February 2026	AI	Artificial intelligence
2027 Notes	4.185% Senior Notes due February 2027	CAC	China’s Cyberspace Administration
2028 Notes	5.375% Senior Notes due April 2028	CHIPS Act	U.S. CHIPS and Science Act of 2022
2029 A Notes	5.327% Senior Notes due February 2029	DDR	Double data rate DRAM
2029 B Notes	6.750% Senior Notes due November 2029	EUV	Extreme ultraviolet lithography
2030 Notes	4.663% Senior Notes due February 2030	HBM	High-bandwidth memory
2031 Notes	5.300% Senior Notes due January 2031	Micron	Micron Technology, Inc. (Parent Company)
2032 Green Bonds	2.703% Senior Notes due April 2032	Revolving Credit Facility	$2.5 billion Revolving Credit Facility due May 2026
2033 A Notes	5.875% Senior Notes due February 2033	SOFR	Secured Overnight Financing Rate
2033 B Notes	5.875% Senior Notes due September 2033	SSD	Solid state drive

We are an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, manufacturing, and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence (AI) and compute-intensive applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

Micron, Crucial, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

Available Information

Investors and others should note that we announce material financial information about our business and products through a variety of means, including our investor relations website (investors.micron.com), filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, blog posts (micron.com/about/blog), and webcasts. We use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such channels. Web links throughout this document are inactive textual references provided for convenience only, and the content on the referenced websites is not incorporated herein by reference and does not constitute a part of this Quarterly Report on Form 10-Q.

3 | 2025 Q1 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding expected production ramp of certain products; plans to invest in research and development, including the plans to implement EUV lithography; anticipated technological developments; potential change in our effective tax rate; the timing for construction and ramping of production for our facilities, including new memory manufacturing fabs in the United States; receipt, timing, and utilization of government incentives; the payment of future cash dividends; market conditions and profitability in our industry; future demand for our products; DRAM bit shipments in future periods; actions to align our NAND supply with industry demand trends; the impact of the Cyberspace Administration of China decision; capital spending in 2025; the potential impact of business, economic, political, legal and regulatory developments upon our global operations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	November 28, 2024	November 30, 2023

Revenue	$8,709	$4,726
Cost of goods sold	5,361	4,761
Gross margin	3,348	(35)

Research and development	888	845
Selling, general, and administrative	288	263
Other operating (income) expense, net	(2)	(15)
Operating income (loss)	2,174	(1,128)

Interest income	107	132
Interest expense	(118)	(132)
Other non-operating income (expense), net	(11)	(27)
	2,152	(1,155)

Income tax (provision) benefit	(283)	(73)
Equity in net income (loss) of equity method investees	1	(6)
Net income (loss)	$1,870	$(1,234)

Earnings (loss) per share
Basic	$1.68	$(1.12)
Diluted	1.67	(1.12)

Number of shares used in per share calculations
Basic	1,111	1,100
Diluted	1,122	1,100

See accompanying notes to consolidated financial statements.
5 | 2025 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

Three months ended	November 28, 2024	November 30, 2023

Net income (loss)	$1,870	$(1,234)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(85)	44
Unrealized gains (losses) on investments	(2)	7
Pension liability adjustments	—	2
Foreign currency translation adjustments	—	(1)
Other comprehensive income (loss)	(87)	52
Total comprehensive income (loss)	$1,783	$(1,182)

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	November 28, 2024	August 29, 2024

Assets
Cash and equivalents	$6,693	$7,041
Short-term investments	895	1,065
Receivables	7,423	6,615
Inventories	8,705	8,875
Other current assets	777	776
Total current assets	24,493	24,372
Long-term marketable investments	1,156	1,046
Property, plant, and equipment	41,476	39,749
Operating lease right-of-use assets	622	645
Intangible assets	419	416
Deferred tax assets	474	520
Goodwill	1,150	1,150
Other noncurrent assets	1,671	1,518
Total assets	$71,461	$69,416

Liabilities and equity
Accounts payable and accrued expenses	$7,126	$7,299
Current debt	533	431
Other current liabilities	1,356	1,518
Total current liabilities	9,015	9,248
Long-term debt	13,252	12,966
Noncurrent operating lease liabilities	588	610
Noncurrent unearned government incentives	570	550
Other noncurrent liabilities	1,239	911
Total liabilities	24,664	24,285

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,258 shares issued and 1,114 outstanding (1,253 shares issued and 1,109 outstanding as of August 29, 2024)	126	125
Additional capital	12,317	12,115
Retained earnings	42,427	40,877
Treasury stock, 144 shares held (144 shares as of August 29, 2024)	(7,852)	(7,852)
Accumulated other comprehensive income (loss)	(221)	(134)
Total equity	46,797	45,131
Total liabilities and equity	$71,461	$69,416

See accompanying notes to consolidated financial statements.
7 | 2025 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income (loss)	—	—	—	1,870	—	—	1,870
Other comprehensive income (loss), net	—	—	—	—	—	(87)	(87)
Stock issued under equity compensation plans	7	1	1	—	—	—	2
Stock-based compensation expense	—	—	220	—	—	—	220
Repurchase of stock - withholdings on employee equity awards	(2)	—	(19)	(188)	—	—	(207)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(132)	—	—	(132)
Balance at November 28, 2024	1,258	$126	$12,317	$42,427	$(7,852)	$(221)	$46,797

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	(1,234)	—	—	(1,234)
Other comprehensive income (loss), net	—	—	—	—	—	52	52
Stock issued under equity compensation plans	8	—	9	—	—	—	9
Stock-based compensation expense	—	—	188	—	—	—	188
Repurchase of stock - withholdings on employee equity awards	(2)	—	(16)	(105)	—	—	(121)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(129)	—	—	(129)
Balance at November 30, 2023	1,245	$124	$11,217	$39,356	$(7,552)	$(260)	$42,885

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Three months ended	November 28, 2024	November 30, 2023

Cash flows from operating activities
Net income (loss)	$1,870	$(1,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	2,030	1,915
Stock-based compensation	220	188
Change in operating assets and liabilities:
Receivables	(817)	(501)
Inventories	170	111
Accounts payable and accrued expenses	(241)	271
Other current liabilities	(161)	579
Other	173	72
Net cash provided by operating activities	3,244	1,401

Cash flows from investing activities
Expenditures for property, plant, and equipment	(3,206)	(1,796)
Purchases of available-for-sale securities	(377)	(199)
Proceeds from maturities and sales of available-for-sale securities	428	374
Proceeds from government incentives	65	85
Other	(58)	(22)
Net cash provided by (used for) investing activities	(3,148)	(1,558)

Cash flows from financing activities
Payments of dividends to shareholders	(131)	(129)
Repayments of debt	(84)	(53)
Payments on equipment purchase contracts	—	(56)
Other	(207)	(114)
Net cash provided by (used for) financing activities	(422)	(352)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(29)	(1)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(355)	(510)
Cash, cash equivalents, and restricted cash at beginning of period	7,052	8,656
Cash, cash equivalents, and restricted cash at end of period	$6,697	$8,146

See accompanying notes to consolidated financial statements.
9 | 2025 Q1 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Significant Accounting Policies

For a discussion of our significant accounting policies, see “Part II. – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended August 29, 2024. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended August 29, 2024.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2024.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2025 and 2024 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2024.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU expands on existing reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will be effective for our annual reporting for 2025 on a retrospective basis. Adoption of this new guidance will result in increased disclosures in the Notes to Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This ASU will be effective for our annual reporting for 2026 on a prospective basis, with retrospective application permitted. Adoption of this new guidance will result in increased disclosures in the Notes to Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 (ASC Topic 220), Disaggregation of Income Statement Expenses. This ASU requires disclosure of certain expenses in the notes to the financial statements. This ASU will be effective for our annual reporting for 2028 on a prospective basis, with retrospective application permitted. Adoption of this new guidance will result in increased disclosures in the Notes to Consolidated Financial Statements.

Variable Interest Entities

Certain third-party special purpose entities (the "Lease SPEs") facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. As of November 28, 2024, we had approximately $1.03 billion of finance lease liabilities and right-of-use assets under these arrangements.

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	As of November 28, 2024				As of August 29, 2024
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$6,249	$—	$—	$6,249	$6,654	$—	$—	$6,654
Level 1(2)
Money market funds	15	—	—	15	20	—	—	20
Level 2(3)
Certificates of deposit	354	—	—	354	316	6	—	322
Corporate bonds	40	666	671	1,377	—	771	571	1,342
Asset-backed securities	3	31	429	463	—	46	433	479
Government securities	26	63	56	145	35	82	42	159
Commercial paper	6	135	—	141	16	160	—	176
	6,693	$895	$1,156	$8,744	7,041	$1,065	$1,046	$9,152
Restricted cash(4)	4				11
Cash, cash equivalents, and restricted cash	$6,697				$7,052
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of November 28, 2024 or August 29, 2024.
(4)Restricted cash is included in other current assets and primarily relates to certain government incentives received prior to being earned and for which restrictions lapse upon achieving certain performance conditions or which will be returned if performance conditions are not met.

Gross realized gains and losses from sales of available-for-sale securities were not significant for any period presented.

11 | 2025 Q1 10-Q

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $194 million and $190 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of November 28, 2024 and August 29, 2024, respectively. For non-marketable investments, we recognized in other non-operating income (expense) a net loss of $31 million for the first quarter of 2024. The amount recognized for the first quarter of 2025 was not significant. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

Receivables

As of	November 28, 2024	August 29, 2024

Trade receivables	$6,250	$5,419
Government incentives	809	834
Income and other taxes	292	268
Other	72	94
	$7,423	$6,615

Inventories

As of	November 28, 2024	August 29, 2024

Finished goods	$1,211	$1,308
Work in process	6,689	6,774
Raw materials and supplies	805	793
	$8,705	$8,875

Property, Plant, and Equipment

As of	November 28, 2024	August 29, 2024

Land	$352	$284
Buildings	20,393	20,141
Equipment(1)	72,973	70,813
Construction in progress(2)	4,322	3,444
Software	1,486	1,365
	99,526	96,047
Accumulated depreciation	(58,050)	(56,298)
	$41,476	$39,749
(1)Includes costs related to equipment not placed into service of $3.09 billion as of November 28, 2024 and $3.10 billion as of August 29, 2024.
(2)Primarily includes building-related construction and tool installation.

Leases

The components of lease cost are presented below:

Three months ended	November 28, 2024	November 30, 2023

Finance lease cost
Amortization of right-of-use asset	$62	$32
Interest on lease liability	24	6
Operating lease cost(1)	38	33
	$124	$71
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Three months ended	November 28, 2024	November 30, 2023

Cash flows used for operating activities
Finance leases	$20	$6
Operating leases	36	33
Cash flows used for financing activities – Finance leases	58	27
Noncash acquisitions of right-of-use assets
Finance leases	505	217
Operating leases	—	—

Supplemental balance sheet information related to leases was as follows:

As of	November 28, 2024	August 29, 2024

Finance lease right-of-use assets (included in property, plant, and equipment)	$2,481	$2,038
Current operating lease liabilities (included in accounts payable and accrued expenses)	70	71

Weighted-average remaining lease term (in years)
Finance leases	7	8
Operating leases	10	10
Weighted-average discount rate
Finance leases	5.06%	4.91%
Operating leases	3.49%	3.42%

13 | 2025 Q1 10-Q

As of November 28, 2024, maturities of lease liabilities by fiscal year were as follows:

	Finance Leases	Operating Leases

Remainder of 2025	$393	$69
2026	505	84
2027	490	86
2028	472	81
2029	383	76
2030 and thereafter	601	394
Less imputed interest	(365)	(132)
	$2,479	$658

The table above excludes obligations for leases that have been executed but have not yet commenced. As of November 28, 2024, excluded obligations consisted of $901 million of finance lease obligations over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Intangible Assets

	As of November 28, 2024			As of August 29, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$700	$(292)	$408	$683	$(278)	$405
Other	11	—	11	11	—	11
	$711	$(292)	$419	$694	$(278)	$416

In the first quarters of 2025 and 2024, we capitalized $21 million and $22 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively. Amortization expense was $18 million and $20 million for the first three months of 2025 and 2024, respectively. Expected amortization expense is $52 million for the remainder of 2025, $59 million for 2026, $54 million for 2027, $52 million for 2028, and $44 million for 2029.

Accounts Payable and Accrued Expenses

As of	November 28, 2024	August 29, 2024

Accounts payable	$2,520	$2,726
Property, plant, and equipment	2,924	2,925
Salaries, wages, and benefits	1,054	1,117
Income and other taxes	247	218
Other	381	313
	$7,126	$7,299

Debt

	As of November 28, 2024					As of August 29, 2024
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2026 Term Loan A	6.160%	6.29%	$49	$859	$908	$49	$872	$921
2027 Term Loan A	6.285%	6.42%	57	992	1,049	57	1,006	1,063
2026 Notes	4.975%	5.07%	—	499	499	—	499	499
2027 Notes(1)	4.185%	4.27%	—	827	827	—	838	838
2028 Notes	5.375%	5.52%	—	597	597	—	597	597
2029 A Notes	5.327%	5.40%	—	698	698	—	698	698
2029 B Notes	6.750%	6.54%	—	1,261	1,261	—	1,261	1,261
2030 Notes	4.663%	4.73%	—	847	847	—	847	847
2031 Notes	5.300%	5.41%	—	994	994	—	994	994
2032 Green Bonds	2.703%	2.77%	—	996	996	—	996	996
2033 A Notes	5.875%	5.96%	—	746	746	—	745	745
2033 B Notes	5.875%	6.01%	—	891	891	—	891	891
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
Finance lease obligations	N/A	5.06%	427	2,052	2,479	325	1,729	2,054
			$533	$13,252	$13,785	$431	$12,966	$13,397
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

Revolving Credit Facility

As of November 28, 2024, no amounts were outstanding under the Revolving Credit Facility and $2.50 billion was available to us. Under the Revolving Credit Facility, borrowings would generally bear interest at a rate equal to adjusted term SOFR plus 1.00% to 1.75%, depending on our corporate credit ratings. Adjusted term SOFR for the Revolving Credit Facility agreement is the SOFR benchmark plus a credit spread adjustment ranging from approximately 0.11% to 0.43% depending on the applicable interest period selected. Any amounts outstanding under the Revolving Credit Facility would mature in May 2026 and amounts borrowed may be prepaid without penalty.

Maturities of Notes Payable and Term Loans

As of November 28, 2024, maturities of notes payable and term loans by fiscal year were as follows:

Remainder of 2025	$80
2026	607
2027	1,780
2028	1,493
2029	700
2030 and thereafter	6,750
Unamortized issuance costs, discounts, and premium, net	(33)
Hedge accounting fair value adjustment	(71)
$11,306

15 | 2025 Q1 10-Q

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas. The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor Germany, GmbH in Dusseldorf Regional Court alleging that two German patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. In rulings issued on March 7, 2024 and November 7, 2024, the Federal Patent Court in Germany declared both patents invalid.

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees. On May 23, 2024, following a four-day trial regarding the second complaint filed by Netlist in the E.D. Tex., a jury rendered a verdict that Micron’s memory modules infringe two asserted patents — U.S. Patent No. 7,619,912 (“the ‘912 patent”) and U.S. Patent No. 11,093,417 (“the ‘417 patent”) — and found that Micron should pay $425 million for infringement of the ‘912 patent and $20 million for infringement of the ‘417 patent. Micron expects to appeal the verdict. On April 17, 2024, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision (“FWD”) finding unpatentable the sole asserted claim of the ‘912 patent. On September 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘912 patent is invalid to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On July 30, 2024, the USPTO issued a FWD finding unpatentable all asserted claims of the ‘417 patent. On December 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘417 patent is invalid to the Federal Circuit. In the case of each of the ‘912 and ‘417 patents, if the United States Court of Appeals for the Federal Circuit affirms the FWD, then the affirmed FWD will preclude any pending actions asserting infringement of such patent (including any infringement verdict that is subject to an ongoing appeal).

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

On October 16, 2024, Palisade Technologies, LLP filed a patent infringement lawsuit against Micron and MSP in the U.S. District Court for the W.D. Tex. The complaint alleges that five U.S. patents are infringed by certain of our DRAM, NAND, 3D NAND, and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

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

Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us
17 | 2025 Q1 10-Q

to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” No shares were repurchased in the first quarter of 2025. Through November 28, 2024, we had repurchased an aggregate of $7.19 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

In the first quarter of 2025, we declared and paid dividends of $0.115 per share. On December 18, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 15, 2025, to shareholders of record as of the close of business on December 30, 2024.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 28, 2024 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 29, 2024	$(162)	$(8)	$39	$(3)	$(134)
Other comprehensive income (loss) before reclassifications	(137)	(2)	—	—	(139)
Amount reclassified out of accumulated other comprehensive income (loss)	40	(1)	—	—	39
Tax effects	12	1	—	—	13
Other comprehensive income (loss)	(85)	(2)	—	—	(87)
As of November 28, 2024	$(247)	$(10)	$39	$(3)	$(221)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of November 28, 2024		As of August 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes payable and term loans	$11,178	$11,306	$11,316	$11,343

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of November 28, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,676	$1	$(120)
Cash flow commodity hedges	492	9	(18)
Fair value currency hedges	2,260	7	(8)
Fair value interest rate hedges	900	—	(72)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,921	6	(25)
		$23	$(243)

As of August 29, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,724	$57	$(71)
Cash flow commodity hedges	471	20	(7)
Fair value currency hedges	2,511	—	(41)
Fair value interest rate hedges	900	—	(60)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,393	18	(3)
		$95	$(182)
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

The effects of cash flow hedging activities were as follows:

Three months ended	November 28, 2024	November 30, 2023

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$(133)	$2
Gain (loss) excluded from effectiveness testing in cost of goods sold	(29)	(36)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	(40)	(44)

As of November 28, 2024, we expect to reclassify $116 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

19 | 2025 Q1 10-Q

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $2.26 billion as of November 28, 2024. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

We recognized gains of $96 million for changes in the fair values of our fair value currency hedges and offsetting losses of $97 million for changes in the underlying fair values of the hedged items in other non-operating income (expense) for the first quarter of 2025. The effects of the fair value currency hedges and the hedged items were not significant for the first quarter of 2024.

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

We recognized losses of $56 million for derivative instruments without hedge accounting designation for the first quarter of 2025. The amounts recognized for the first quarter of 2024 were not significant. We do not use derivative instruments for speculative purposes.

Equity Compensation Plans

As of November 28, 2024, 50 million shares of our common stock were available for future awards under our equity compensation plans, including 11 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Three months ended	November 28, 2024	November 30, 2023

Restricted stock award shares granted	10	12
Weighted-average grant-date fair value per share	$100.95	$67.36

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $101 million and $99 million was capitalized and remained in inventory as of November 28, 2024 and August 29, 2024, respectively.

Three months ended	November 28, 2024	November 30, 2023

Stock-based compensation expense by caption
Cost of goods sold	$90	$67
Research and development	77	68
Selling, general, and administrative	50	47
	$217	$182

Stock-based compensation expense by type of award
Restricted stock awards	$192	$163
ESPP	25	19
	$217	$182

As of November 28, 2024, $2.14 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2029, resulting in a weighted-average period of 1.4 years.

21 | 2025 Q1 10-Q

Revenue and Customer Contract Liabilities

Revenue by Technology

Three months ended	November 28, 2024	November 30, 2023

DRAM	$6,400	$3,427
NAND	2,241	1,230
Other (primarily NOR)	68	69
	$8,709	$4,726

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of November 28, 2024, our future performance obligations beyond one year were $141 million, which included customer prepayments and other contract liabilities.

As of November 28, 2024 and August 29, 2024, customer prepayments made to secure product supply in future periods and other contract liabilities were $614 million and $907 million, respectively, of which $473 million and $766 million were reported in other current liabilities, respectively. The remainder of the customer prepayments and other contract liabilities were in other noncurrent liabilities. Revenue recognized during the first three months of 2025 from the beginning balance as of August 29, 2024 included $301 million from shipments against customer prepayments and other contract liabilities.

As of November 28, 2024 and August 29, 2024, other current liabilities included $858 million and $718 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	November 28, 2024	November 30, 2023

Income (loss) before taxes	$2,152	$(1,155)
Income tax (provision) benefit	(283)	(73)
Effective tax rate	13.2%	(6.3)%

For the first quarter of 2024, our tax expense was based on actual results for jurisdictions where small changes in our projected pre-tax income would have caused significant changes in the estimated annual effective tax rate. Beginning in the second quarter of 2024, we were able to estimate a more reliable annual effective tax rate and reverted to a global annual effective tax rate method for all jurisdictions.

The change in our effective tax rate for the first quarter of 2025 as compared to the first quarter of 2024 was primarily due to changes in profitability and the calculation of our tax expense using actual results in the first quarter of 2024.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $212 million (benefiting our diluted earnings per share by $0.19) for the first quarter of 2025. As a result of a loss before taxes and geographic mix of income, the benefit from tax incentive arrangements was not material for the first quarter 2024.

Earnings Per Share

Three months ended	November 28, 2024	November 30, 2023

Net income (loss) – Basic and Diluted	$1,870	$(1,234)

Weighted-average common shares outstanding – Basic	1,111	1,100
Dilutive effect of equity compensation plans	11	—
Weighted-average common shares outstanding – Diluted	1,122	1,100

Earnings (loss) per share
Basic	$1.68	$(1.12)
Diluted	1.67	(1.12)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 2 million for the first quarter of 2025 and 35 million for the first quarter of 2024.

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

23 | 2025 Q1 10-Q

Three months ended	November 28, 2024	November 30, 2023

Revenue
CNBU	$4,395	$1,737
SBU	1,731	653
MBU	1,527	1,293
EBU	1,052	1,037
All Other	4	6
Total revenue	$8,709	$4,726

Operating income (loss)
CNBU	$1,711	$(397)
SBU	347	(490)
MBU	327	(687)
EBU	11	10
All Other	(2)	4
	2,394	(1,560)

Unallocated
Stock-based compensation	(217)	(182)
Lower costs from sale of inventory written down in prior periods	—	605
Other	(3)	9
	(220)	432

Total operating income (loss)	$2,174	$(1,128)

Certain Concentrations

Revenue by market segment as a percent of total revenue, rounded to the nearest 5%, is presented in the table below:

Three months ended	November 28, 2024	November 30, 2023

Data center and networking	55%	20%
Mobile	20%	25%
PC, graphics, and other	15%	30%
Intelligent edge – automotive, industrial, and consumer embedded	10%	20%
Percentages of total revenue may not total 100% due to rounding.

Revenue from one customer was 13% (primarily included in the CNBU segment) of total revenue for the first three months of 2025. No customer accounted for 10% or more of total revenue in the first three months of 2024.

CHIPS Act Funding Agreements

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho and two planned fabs in Clay, New York. On December 9, 2024, we also signed a non-binding preliminary memorandum of terms for up to $275 million in direct funding for our fab in Manassas, Virginia.

Funding will be based on the achievement of construction, tool installation, and wafer production milestones. We retain discretion with respect to capacity and production volume ramp of each project. The agreements contain representations, warranties, and covenants that relate to compliance with requirements for awards provided for in the CHIPS Act. In addition, the agreements include certain events of default and related rights and remedies, including clawbacks related to the failure to complete a project by an agreed upon completion date, violation of CHIPS Act restrictions on certain activities involving foreign countries and entities of concern, and impermissible use or disposition of a project.

We are permitted to make customary and ordinary course recurring dividends (and reasonable ordinary course increases thereof) consistent with our past practice. There are restrictions on our payment of special and one-time dividends during the five-year period following the award date of December 9, 2024. Share repurchases are permitted during the first two years of such five-year period up to amounts specified in the funding agreements to help offset the dilutive effects of employee stock compensation or as otherwise permitted by the U.S. Department of Commerce. Share repurchases are not restricted during the final three years of such five-year period if certain financial and other conditions are satisfied.

We may be required to pay upside sharing amounts for a period of up to ten years following the first year in which the cumulative cash flow from a project is positive, if cumulative cash flows from the project exceed a threshold level that is at a significant premium to the baseline projection. The upside sharing amount would equal a modest sharing percentage of the excess cash flows above the threshold level, but not to exceed 75% of award disbursements for a project, after considering any clawbacks or other repayments.

25 | 2025 Q1 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 29, 2024. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal 2025 and 2024 each contain 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

Overview

We are an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, manufacturing, and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products through our Micron® and Crucial® brands. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence (AI) and compute-intensive applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

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

Industry Conditions

Throughout 2024 and the first quarter of 2025, we experienced substantial improvements in pricing and margins for DRAM. Increasing demand growth, driven in part by deployment of AI and mostly normal customer inventories, combined with industry-wide supply discipline, resulted in a substantially improved industry supply and demand balance. Leading edge DRAM demand remains tight, driven by HBM supply ramp in the industry. In the PC, smartphone, and consumer markets, our bit shipments are expected to be weaker until inventories in these markets reach healthier levels expected in the spring. In line with prior plans, we shifted our supply to meet the strong demand in data center DRAM resulting in a portfolio mix weighted more towards high growth and less seasonal segments.

We also experienced substantial improvements in pricing and margins for NAND throughout 2024. In the first quarter of 2025, after several quarters of very robust revenue, NAND shipments and prices decreased as customers worked to reduce inventories to align with demand in their end markets. As NAND technology node transitions provide increases in bit output, the pace of technology transitions will need to slow to align supply to industry demand. We are taking prompt and decisive action to align our NAND supply with industry demand trends, including reducing NAND wafer starts and NAND capital expenditures.

Recent Developments

In December 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Idaho and two planned fabs in New York, as well as a non-binding preliminary memorandum of terms for up to $275 million in direct funding for our fab in Virginia. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.”

27 | 2025 Q1 10-Q

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2025		2024		2024

Revenue	$8,709	100%	$7,750	100%	$4,726	100%
Cost of goods sold	5,361	62%	5,013	65%	4,761	101%
Gross margin	3,348	38%	2,737	35%	(35)	(1)%

Research and development	888	10%	903	12%	845	18%
Selling, general, and administrative	288	3%	295	4%	263	6%
Other operating (income) expense, net	(2)	—%	17	—%	(15)	—%
Operating income (loss)	2,174	25%	1,522	20%	(1,128)	(24)%

Interest income (expense), net	(11)	—%	(5)	—%	—	—%
Other non-operating income (expense), net	(11)	—%	(7)	—%	(27)	(1)%
Income tax (provision) benefit	(283)	(3)%	(623)	(8)%	(73)	(2)%
Equity in net income (loss) of equity method investees	1	—%	—	—%	(6)	—%
Net income (loss)	$1,870	21%	$887	11%	$(1,234)	(26)%

Total Revenue: Total revenue for first quarter of 2025 and 2024 was impacted by the factors described in the section titled “Industry Conditions” above.

Total revenue for the first quarter of 2025 increased 12% as compared to the fourth quarter of 2024 primarily due to increases in sales of DRAM products, partially offset by decreases in sales of NAND products.

•Sales of DRAM products increased 20% primarily due to a low-double-digit percent range increase in bit shipments driven by demand in data center markets and a high-single-digit percent range increase in average selling prices.
•Sales of NAND products decreased 5% primarily due to a low-single-digit percent range decrease in bit shipments and a low-single-digit percent range decrease in average selling prices.

Total revenue for the first quarter of 2025 increased 84% as compared to the first quarter of 2024 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 87% primarily due to a high-70% range increase in average selling prices and increases in bit shipments in the mid-single-digit percent range.
•Sales of NAND products increased 82% primarily due to a high-60% range increase in average selling prices and an approximate 10% increase in bit shipments.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above. Our consolidated gross margin percentage improved to 38% for the first quarter of 2025 from 35% for the fourth quarter of 2024, primarily due to improvements in margins for both DRAM and NAND products, as well as an increase in the share of revenue from DRAM. DRAM margins improved due to increases in average selling prices and a mix shift to high value HBM and DDR5 products. NAND margins improved primarily due to manufacturing cost reductions. Our consolidated gross margin percentage improved to 38% for the first quarter of 2025 from negative 1% for the first quarter of 2024 primarily due to increases in average selling prices and manufacturing cost reductions for both DRAM and NAND. Our consolidated gross margin for the first quarter of 2024 reflected $605 million of benefit due to lower costs from the sale of inventories written down to their net realizable value in 2023.

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2025		2024		2024

CNBU	$4,395	50%	$3,018	39%	$1,737	37%
SBU	1,731	20%	1,681	22%	653	14%
MBU	1,527	18%	1,875	24%	1,293	27%
EBU	1,052	12%	1,172	15%	1,037	22%
All Other	4	—%	4	—%	6	—%
	$8,709		$7,750		$4,726
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for first quarter of 2025 as compared to the fourth quarter of 2024 were as follows:

•CNBU revenue increased 46% primarily due to increases in bit shipments and average selling prices driven by cloud server DRAM demand, including HBM.
•SBU revenue increased 3% primarily due to increases in bit shipments driven by demand in the data center SSD end market.
•MBU revenue decreased 19% primarily due to decreases in bit shipments as output was shifted to higher demand data center markets, and declines in average selling prices for both mobile DRAM and NAND.
•EBU revenue decreased 10% primarily due to decreases in bit shipments for both DRAM and NAND, as auto, industrial, and consumer customers managed inventories lower, and decreases in average selling prices for NAND.

Changes in revenue for each business unit for first quarter of 2025 as compared to the first quarter of 2024 were as follows:

•CNBU revenue increased 153% primarily due to increases in average selling prices and increases in bit shipments driven by improved demand, particularly in cloud server markets, including HBM.
•SBU revenue increased 165% primarily due to increases in average selling prices and bit shipments for NAND.
•MBU revenue increased 18% primarily due to increases in average selling prices for both DRAM and NAND, partially offset by decreases in bit shipments.
•EBU revenue increased 1% primarily due to increases in bit shipments, partially offset by declines in average selling prices.

Operating Income (Loss) by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2025		2024		2024

CNBU	$1,711	39%	$907	30%	$(397)	(23)%
SBU	347	20%	269	16%	(490)	(75)%
MBU	327	21%	509	27%	(687)	(53)%
EBU	11	1%	66	6%	10	1%
All Other	(2)	(50)%	(6)	(150)%	4	67%
	$2,394		$1,745		$(1,560)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the first quarter of 2025 as compared to the fourth quarter of 2024 were as follows:

•CNBU operating income increased primarily due to higher bit shipments and increases in average selling prices.
29 | 2025 Q1 10-Q

•SBU operating income increased primarily due to higher bit shipments and manufacturing cost reductions.
•MBU operating income decreased primarily due to lower bit shipments and declines in average selling prices.
•EBU operating income decreased primarily due to lower bit shipments, declines in NAND average selling prices, and higher costs.
Changes in operating income or loss for each business unit for the first quarter of 2025 as compared to the first quarter of 2024 were as follows:

•CNBU operating income (loss) improved primarily due to increases in average selling prices and higher bit shipments.
•SBU operating income (loss) improved primarily due to increases in average selling prices, higher bit shipments, and manufacturing cost reductions.
•MBU operating income (loss) improved primarily due to increases in average selling prices and manufacturing cost reductions, partially offset by lower bit shipments.
•EBU operating income was relatively unchanged as higher bit shipments and manufacturing cost reductions were offset by declines in average selling prices.

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

R&D expenses for the first quarter of 2025 were relatively unchanged as compared to the fourth quarter of 2024. R&D expenses for the first quarter of 2025 increased 5% as compared to the first quarter of 2024 primarily due to an increase in employee compensation, partially offset by lower volumes of development and prequalification wafers.

Selling, General, and Administrative: SG&A expenses for the first quarter of 2025 were relatively unchanged as compared to the fourth quarter of 2024. SG&A expenses for the first quarter of 2025 increased 10% as compared to the first quarter of 2024 primarily due to an increase in employee compensation.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2025	2024	2024

Income (loss) before taxes	$2,152	$1,510	$(1,155)
Income tax (provision) benefit	(283)	(623)	(73)
Effective tax rate	13.2%	41.3%	(6.3)%

In the first quarter of 2024, our tax expense was based on actual results for jurisdictions where small changes in our projected pre-tax income would have caused significant changes in the estimated annual effective tax rate. Beginning in the second quarter of 2024, we were able to estimate a more reliable annual effective tax rate and reverted to a global annual effective tax rate method for all jurisdictions.

The change in our effective tax rate for the first quarter of 2025 as compared to the fourth quarter of 2024 was primarily due to changes in profitability. The change in our effective tax rate for the first quarter of 2025 as compared to the first quarter of 2024 was primarily due to changes in profitability and the calculation of our tax expense using actual results in the first quarter of 2024.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $212 million (benefiting our diluted earnings per share by $0.19) for the first quarter of 2025. As a result of the low levels of profitability and jurisdictional mix of income, the benefit from tax incentive arrangements was not material for the periods presented for 2024.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Nearly all European Union member states have enacted the Pillar Two legislation, which will be effective for us in 2025. We do not expect these enacted laws to materially impact our effective tax rate for 2025. On November 27, 2024, Singapore enacted legislation to implement Pillar Two, which will apply to us starting in 2026. While we are still evaluating the impacts, we expect our effective tax rate for 2026 to be in the high-teens percentage range. We also continue to monitor for additional guidance and legislative changes to Pillar Two in the jurisdictions where we operate.

Various tax reforms are being considered in multiple jurisdictions that, if enacted, contain provisions that could materially impact our tax expense. We continue to monitor the potential impact of these various tax reform proposals to our overall global effective tax rate and financial statements.

Other: Further information related to our operating expenses and other can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Compensation Plans”:

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $8.74 billion as of November 28, 2024, and $9.15 billion as of August 29, 2024. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of November 28, 2024, $2.70 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes as well as to refinance our existing indebtedness, including the issuance of securities. As of November 28, 2024, $2.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $14 billion plus or minus $500 million. Actual amounts for 2025 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of November 28, 2024, we had purchase obligations of approximately $1.49 billion for the acquisition of property, plant, and equipment, of which approximately $1.46 billion is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” and “ – Debt.”

31 | 2025 Q1 10-Q

To support projected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the CHIPS Act, we announced plans to invest in two leading-edge memory manufacturing fab facilities in the United States, based on CHIPS Act support through grants and investment tax credits. As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with meaningful DRAM output projected in 2027. In addition, in October 2022, we announced plans to build a second leading-edge DRAM manufacturing facility, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We expect construction site preparation to begin in calendar 2025, with production anticipated to ramp in the latter half of the decade. We expect these new fabs to be key to meeting our requirements for additional wafer capacity starting in the second half of the decade and beyond, in line with industry demand trends and our objective of maintaining stable bit share.

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho and two planned fabs in Clay, New York. On December 9, 2024, we also signed a non-binding preliminary memorandum of terms for up to $275 million in direct funding for our fab in Manassas, Virginia. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” We elected not to pursue the federal loans previously disclosed as included in the non-binding preliminary memorandum of terms for the Boise, Idaho and Clay, New York fabs.

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

Additionally, we began enablement of cleanroom space within our existing manufacturing fab in Hiroshima, Japan, that will support production of advanced DRAM using EUV lithography. We also continue to advance our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. We have started construction to expand our existing assembly and test facility in Xi’an, China, to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China. Construction is also progressing for the assembly and test facility in Gujarat, India to address demand in the latter half of this decade.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. Through November 28, 2024, we had repurchased an aggregate of $7.19 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.”

On December 18, 2024, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 15, 2025, to shareholders of record as of the close of business on December 30, 2024. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, expected funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

Three months ended	November 28, 2024	November 30, 2023

Net cash provided by operating activities	$3,244	$1,401
Net cash provided by (used for) investing activities	(3,148)	(1,558)
Net cash provided by (used for) financing activities	(422)	(352)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(29)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(355)	$(510)

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the first three months of 2025 as compared to the first three months of 2024 was primarily due to net income in the current year adjusted for non-cash items, partially offset by the effect of an increase in receivables, a decrease in accounts payable and accrued expenses, and a decrease in other current liabilities.

Investing Activities: For the first three months of 2025, net cash used for investing activities consisted primarily of $3.21 billion of expenditures for property, plant, and equipment; partially offset by $65 million received from government incentives to offset capital expenditures and $51 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

For the first three months of 2024, net cash used for investing activities consisted primarily of $1.80 billion of expenditures for property, plant, and equipment; partially offset by $85 million received from government incentives to offset capital expenditures and $175 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first three months of 2025, net cash used for financing activities consisted primarily of $131 million for payments of dividends to shareholders and $84 million of repayments of debt.

For the first three months of 2024, net cash used for financing activities consisted primarily of $129 million for payments of dividends to shareholders, $56 million of payments on equipment purchase contracts, and $53 million for repayments of debt.

Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended August 29, 2024. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended August 29, 2024.

Recently Issued Accounting Standards

See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards.”

33 | 2025 Q1 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 29, 2024. There have been no material changes to our market risk during the three months ended November 28, 2024.

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

During the first quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies” and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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
•dependency on certain customers, including international customers, and end markets;
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
35 | 2025 Q1 10-Q

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
•manufacturing yield and defect density;
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

Many factors may result in a reduction of our output or a delay in ramping production, which have in the past and could in the future lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization, lower wafer output, and corresponding increases in our per gigabit manufacturing costs could result in higher inventory carrying costs, and have had, and may continue to have, an adverse effect on our gross margins, business, results of operations, or financial condition.

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
•export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds, including currency controls in China and tariffs in the United States, which could negatively affect the amount and timing of payments from certain of our customers and, as a result, our cash flows;
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

37 | 2025 Q1 10-Q

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

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Kioxia Holdings Corporation; Samsung Electronics Co., Ltd.; SK hynix Inc.; and Western Digital Corporation. Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may have a larger market share and greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio. Alternatively, new entrants into memory and storage market could have a significant adverse impact on our competitive position. We operate in different jurisdictions than our competitors and may be impacted by unfavorable changes in currency exchange rates.

In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. As a result, we face the threat of increasing competition and oversupply due to significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities, such as Yangtze Memory Technologies Co., Ltd. (“YMTC”) and ChangXin Memory Technologies, Inc. (“CXMT”). In addition, the CAC’s decision that critical information infrastructure operators in China may not purchase Micron products had an adverse impact on our ability to compete effectively in China and elsewhere.

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

Our key semiconductor memory and storage technologies face technological barriers to continue to meet long-term customer needs. These barriers include achieving acceptable yields and quality for HBM products with their multiple chip layers, potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, developing advanced packaging solutions, improving power consumption and reliability, and delivering advanced features and higher performance. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per gigabit cost. We have invested and expect to continue to invest in R&D for new and existing products and process technologies, such as EUV lithography, to continue to deliver advanced product requirements. Such new technologies can add complexity and risk to our schedule and may affect our costs and production output. We may be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies.

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
•margins and cash flows generated from sales of these products will allow us to recover costs of development efforts;
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

39 | 2025 Q1 10-Q

We may not be able to achieve expected returns from capacity expansions.

We have commenced expansion of our production capacity in the United States and in other regions where we operate. Semiconductor fabs are complex, capital-intensive projects and require specialized knowledge, expertise, experience, and skill sets to construct and operate.

Our construction projects are highly dependent on available sources of materials, and specialized equipment, as well as labor, skilled sub-contractors and other service providers. Increasing demand, supply constraints, inflation, tariffs, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities.

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
•potential changes in laws or provisions of grants, investment tax credits, and other government incentives, including the CHIPS Act;
•delays and potential restrictions related to environmental and other government regulations or permits;
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

From time to time, we have experienced impacts from certain of the above items and, because these risks are a characteristic of our business, we expect to experience them in the future. Depending on the nature and extent of the impact from these risks, we may be unable to produce sufficient capacity in the expected time frame which could result in delays in the completion of our construction projects and increased costs, including costs to operate these facilities.

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

Our incentives from various governments are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback, and could impose certain limitations on our business.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. However, there is no guarantee that such government incentives and benefits will continue to be available in the future on the same terms, terms that are acceptable to us or at all. In addition, we have discretion in the timing of use of certain of these incentives. If we choose to exercise such discretion due to the cyclicality of our business or other factors, we may not be able to fully utilize these incentives. Our future business plans may be impacted by obtaining these government incentives, which may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. Failure to achieve such milestones could result in up to all of certain incentives being clawed back. In some cases, these incentives have additional terms and conditions regarding our business operations or governance that are required to be satisfied as a condition to receive incentives or disbursements. Compliance with these terms and conditions may add complexity to our operations and increase our costs and failure to comply could result in termination of incentive programs or clawbacks of incentive amounts received.

We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and research and development expenditures may be affected. For example, in December 2024, we entered into direct funding agreements, providing funds for the construction of fab facilities in Idaho and New York, with the United States Department of Commerce (the “Department”) under the Department’s CHIPS Incentives Program established pursuant to the CHIPS Act. The awards under the direct funding agreements are subject to various conditions and we may not receive the funding expected on the same terms or at all. We cannot guarantee that we will successfully achieve or maintain outcomes or satisfy the compliance requirements to qualify for these incentives or that the granting agencies will provide or continue to provide such funding. See “Part I. Financial Information –Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.”

These incentive arrangements, including the funding agreements, typically provide the granting agencies with rights to audit our compliance with their terms and obligations. Such audits could result in modifications to, or termination of, the applicable incentive program. In addition, the incentives we receive, including the funding agreements, are in some cases subject to reduction, termination, or clawback under certain circumstances, and any decrease or clawback of government incentives could have a material adverse effect on our business, results of operations, or financial condition.

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

41 | 2025 Q1 10-Q

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

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future continue to restrict or stop exporting these materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment and facilities, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. Events of the types noted above have occurred from time to time and, because these risks are a characteristic of our business, they may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

43 | 2025 Q1 10-Q

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

A significant portion of our revenue is concentrated with certain customers and end markets.

Approximately one-half of our total revenue comes from our top ten customers. On end markets, approximately one-half of our total revenue is currently concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, or in the overall data center end market, could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, consolidation impacting our customers or in significant end markets could limit the opportunity for sale of our products. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Certain Concentrations.”

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

Manufacturing system-level solutions, such as SSDs, managed NAND, and HBM, typically results in higher per-unit manufacturing costs and longer cycle time as compared to other products. Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs are not offset by higher per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Some of our system solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our controller and hardware design as well as our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or controller, hardware design, and firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

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

45 | 2025 Q1 10-Q

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

Systems and applications that incorporate or otherwise utilize our products are also targets for cyberattacks. While some of our products contain encryption, security algorithms, or features designed to help protect third-party content, user-generated data stored on our products, or the functionality of our products as intended, systems and applications that utilize these products could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware, firmware and software (some of which is provided by third parties) that may contain weaknesses or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products or be potentially exploited by such attackers. If systems or applications that utilize our products experience a cyberattack, our products are attacked, or our suppliers are breached or attacked, this could harm our business by requiring us to employ additional resources to fix the errors or defects, and could expose us to litigation, claims, and harm to our reputation.

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

To remain competitive, we must maintain a highly skilled, diverse global workforce and effectively manage succession for key roles. Hiring, retaining and motivating qualified executives and other skilled talent is critical to our business and competition can be intense. If our total compensation programs, employment benefits, and workplace culture are not viewed as competitive and inclusive, our ability to attract and retain talent could be compromised.

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

47 | 2025 Q1 10-Q

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
•loss of business due to failure to meet our customers’ sustainability targets;
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

From time to time, we have because of the nature of our business, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions. We may not realize expected savings or other benefits from future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, difficulties in the timely delivery of products, and loss of customers and local market share, which could have a material adverse effect on our business, results of operations, or financial condition.

49 | 2025 Q1 10-Q

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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Government actions in the United States or abroad may lead to further changes in trade policy, domestic sourcing initiatives, increases in foreign government incentives supporting domestic businesses or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. For example, following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

51 | 2025 Q1 10-Q

We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions have in the past and could in the future result in new export controls associated with products, including those that support or enable AI applications, which could, in turn, restrict future sales of certain products to China or other markets. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Nearly all European Union member states have enacted the Pillar Two legislation, which will be effective for us in 2025. We do not expect these enacted laws to materially impact our effective tax rate for 2025. On November 27, 2024, Singapore enacted legislation to implement Pillar Two, which will apply to us starting in 2026. While we are still evaluating the impacts, we expect our effective tax rate for 2026 to be in the high-teens percentage range. We also continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

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

New and evolving laws and regulations relating to cybersecurity, data privacy, and AI impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and AI systems to be appropriately transparent, fair, secure, beneficial, and accountable. Such laws, standards, and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or partners reluctance to share information or solutions due to actual or perceived inadequate controls. These costs may adversely impact our operations and financial condition.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $14 billion plus or minus $500 million.

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

53 | 2025 Q1 10-Q

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of November 28, 2024, we had debt with a carrying value of $13.79 billion and may incur additional debt, including under our $2.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, restrictions applicable under our CHIPS Act direct funding agreements, and priorities for the use of cash for other purposes. See “Part I. Financial Information –Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” Our expenditures for these share repurchases were $300 million in 2024, $425 million in 2023, $2.43 billion in 2022, $1.20 billion in 2021, $176 million in 2020, and $2.66 billion in 2019. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock.

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

55 | 2025 Q1 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” During the quarter ended November 28, 2024, we did not repurchase any common stock under the authorization and as of November 28, 2024, $2.81 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the first quarter of 2025, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

August 30, 2024	–	September 26, 2024	—	$—	—
September 27, 2024	–	October 24, 2024	166,136	107.14	—
October 25, 2024	–	November 28, 2024	—	—	—
			166,136	$107.14	—	$2,806

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following director and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On October 17, 2024, April Arnzen, our Executive Vice President and Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 60,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is March 25, 2025, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On October 31, 2024, Scott DeBoer our Executive Vice President, Chief Technology and Products Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 63,047 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is January 30, 2025, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement. The trading arrangement will terminate no less than one year from the date the plan is entered into, or the completion of all trades set forth under the trading arrangement.

On November 6, 2024, Mary Pat McCarthy, a Director on our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 9,616 shares of our common stock.The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is February 5, 2025, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until November 14, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

57 | 2025 Q1 10-Q

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Amended and Restated Bylaws of Registrant as of October 28, 2024		8-K		3.1	10/30/24
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date	December 18, 2024	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

59 | 2025 Q1 10-Q