Form 10-Q
period 2025-02-27
MICRON TECHNOLOGY INC
filed 2025-03-21
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2025
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
The number of outstanding shares of the registrant’s common stock as of March 13, 2025 was 1,117,571,525.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All period references are to our fiscal periods unless otherwise indicated. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due October 2024, repaid January 2024	2035 Notes	5.800% Senior Notes due January 2035
2025 Term Loan A	Senior Term Loan A due November 2025, repaid May 2024	2041 Notes	3.366% Senior Notes due November 2041
2026 Term Loan A	Senior Term Loan A due November 2026, repaid January 2025	2051 Notes	3.477% Senior Notes due November 2051
2027 Term Loan A	Senior Term Loan A due November 2027, repaid January 2025	AI	Artificial intelligence
2026 Notes	4.975% Senior Notes due February 2026, repaid February 2025	CAC	China’s Cyberspace Administration
2027 Notes	4.185% Senior Notes due February 2027	CHIPS Act	U.S. CHIPS and Science Act of 2022
2028 Notes	5.375% Senior Notes due April 2028	DDR	Double data rate DRAM
2029 A Notes	5.327% Senior Notes due February 2029	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2029 B Notes	6.750% Senior Notes due November 2029	EUV	Extreme ultraviolet lithography
2029 Term Loan A	Senior Term Loan A due January 2029	HBM	High-bandwidth memory
2030 Notes	4.663% Senior Notes due February 2030	Micron	Micron Technology, Inc. (Parent Company)
2031 Notes	5.300% Senior Notes due January 2031	Revolving Credit Facility	$3.5 billion Revolving Credit Facility due March 2030
2032 Green Bonds	2.703% Senior Notes due April 2032	SOFR	Secured Overnight Financing Rate
2033 A Notes	5.875% Senior Notes due February 2033	SSD	Solid state drive
2033 B Notes	5.875% Senior Notes due September 2033

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

3 | 2025 Q2 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as "anticipate," "expect," "intend," "pledge," "committed," "plan," "opportunities," "future," "believe," "target," "on track," "estimate," "continue," "likely," "may," "will," "would," "should," "could," and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements such as those made regarding expected production ramp of certain products; plans to invest in research and development, including the plans to implement EUV lithography; anticipated technological developments; potential change and impact in our effective tax rate; the timing for construction, expansion, and ramping of production for our facilities, including new memory manufacturing fabs in the United States; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions and profitability in our industry; future demand for our products and factors that may impact such demand; DRAM bit shipments in future periods; actions to align our NAND supply and the pace of ramp of our new technology node, fab utilization and inventories with industry demand trends; the impact of the Cyberspace Administration of China (“CAC”) decision; capital spending in 2025; the potential impact of business, economic, political, legal and regulatory developments upon our global operations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Revenue	$8,053	$5,824	$16,762	$10,550
Cost of goods sold	5,090	4,745	10,451	9,506
Gross margin	2,963	1,079	6,311	1,044

Research and development	898	832	1,786	1,677
Selling, general, and administrative	285	280	573	543
Other operating (income) expense, net	7	(224)	5	(239)
Operating income (loss)	1,773	191	3,947	(937)

Interest income	108	130	215	262
Interest expense	(112)	(144)	(230)	(276)
Other non-operating income (expense), net	(11)	(7)	(22)	(34)
	1,758	170	3,910	(985)

Income tax (provision) benefit	(177)	622	(460)	549
Equity in net income (loss) of equity method investees	2	1	3	(5)
Net income (loss)	$1,583	$793	$3,453	$(441)

Earnings (loss) per share
Basic	$1.42	$0.72	$3.10	$(0.40)
Diluted	1.41	0.71	3.08	(0.40)

Number of shares used in per share calculations
Basic	1,115	1,104	1,113	1,102
Diluted	1,123	1,114	1,123	1,102

See accompanying notes to consolidated financial statements.
5 | 2025 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Net income (loss)	$1,583	$793	$3,453	$(441)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	29	(11)	(56)	33
Unrealized gains (losses) on investments	2	9	—	16
Pension liability adjustments	(1)	(3)	(1)	(1)
Foreign currency translation adjustments	—	1	—	—
Other comprehensive income (loss)	30	(4)	(57)	48
Total comprehensive income (loss)	$1,613	$789	$3,396	$(393)

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	February 27, 2025	August 29, 2024

Assets
Cash and equivalents	$7,552	$7,041
Short-term investments	663	1,065
Receivables	6,504	6,615
Inventories	9,007	8,875
Other current assets	963	776
Total current assets	24,689	24,372
Long-term marketable investments	1,375	1,046
Property, plant, and equipment	42,528	39,749
Operating lease right-of-use assets	637	645
Intangible assets	423	416
Deferred tax assets	552	520
Goodwill	1,150	1,150
Other noncurrent assets	1,699	1,518
Total assets	$73,053	$69,416

Liabilities and equity
Accounts payable and accrued expenses	$6,176	$7,299
Current debt	504	431
Other current liabilities	1,197	1,518
Total current liabilities	7,877	9,248
Long-term debt	13,851	12,966
Noncurrent operating lease liabilities	599	610
Noncurrent unearned government incentives	836	550
Other noncurrent liabilities	1,257	911
Total liabilities	24,420	24,285

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,262 shares issued and 1,118 outstanding (1,253 shares issued and 1,109 outstanding as of August 29, 2024)	126	125
Additional capital	12,711	12,115
Retained earnings	43,839	40,877
Treasury stock, 144 shares held (144 shares as of August 29, 2024)	(7,852)	(7,852)
Accumulated other comprehensive income (loss)	(191)	(134)
Total equity	48,633	45,131
Total liabilities and equity	$73,053	$69,416

See accompanying notes to consolidated financial statements.
7 | 2025 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income (loss)	—	—	—	1,870	—	—	1,870
Other comprehensive income (loss), net	—	—	—	—	—	(87)	(87)
Stock issued under equity compensation plans	7	1	1	—	—	—	2
Stock-based compensation expense	—	—	220	—	—	—	220
Repurchase of stock - withholdings on employee equity awards	(2)	—	(19)	(188)	—	—	(207)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(132)	—	—	(132)
Balance at November 28, 2024	1,258	$126	$12,317	$42,427	$(7,852)	$(221)	$46,797
Net income (loss)	—	—	—	1,583	—	—	1,583
Other comprehensive income (loss), net	—	—	—	—	—	30	30
Stock issued under equity compensation plans	4	—	150	—	—	—	150
Stock-based compensation expense	—	—	249	—	—	—	249
Repurchase of stock - withholdings on employee equity awards	—	—	(5)	(40)	—	—	(45)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(131)	—	—	(131)
Balance at February 27, 2025	1,262	$126	$12,711	$43,839	$(7,852)	$(191)	$48,633

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance at August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	(1,234)	—	—	(1,234)
Other comprehensive income (loss), net	—	—	—	—	—	52	52
Stock issued under equity compensation plans	8	—	9	—	—	—	9
Stock-based compensation expense	—	—	188	—	—	—	188
Repurchase of stock - withholdings on employee equity awards	(2)	—	(16)	(105)	—	—	(121)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(129)	—	—	(129)
Balance at November 30, 2023	1,245	$124	$11,217	$39,356	$(7,552)	$(260)	$42,885
Net income (loss)	—	—	—	793	—	—	793
Other comprehensive income (loss), net	—	—	—	—	—	(4)	(4)
Stock issued under equity compensation plans	3	1	136	—	—	—	137
Stock-based compensation expense	—	—	213	—	—	—	213
Repurchase of stock - withholdings on employee equity awards	—	—	(2)	(22)	—	—	(24)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(130)	—	—	(130)
Balance at February 29, 2024	1,248	$125	$11,564	$39,997	$(7,552)	$(264)	$43,870

See accompanying notes to consolidated financial statements.
9 | 2025 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six months ended	February 27, 2025	February 29, 2024

Cash flows from operating activities
Net income (loss)	$3,453	$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	4,109	3,839
Stock-based compensation	469	401
Change in operating assets and liabilities:
Receivables	338	(1,759)
Inventories	(132)	(57)
Other current assets	(204)	(799)
Accounts payable and accrued expenses	(714)	573
Other current liabilities	(321)	706
Other	188	157
Net cash provided by operating activities	7,186	2,620

Cash flows from investing activities
Expenditures for property, plant, and equipment	(7,261)	(3,180)
Purchases of available-for-sale securities	(816)	(465)
Proceeds from government incentives	1,028	234
Proceeds from maturities and sales of available-for-sale securities	874	726
Other	(125)	(24)
Net cash provided by (used for) investing activities	(6,300)	(2,709)

Cash flows from financing activities
Repayments of debt	(2,626)	(1,101)
Payments of dividends to shareholders	(261)	(256)
Payments on equipment purchase contracts	—	(82)
Proceeds from issuance of debt	2,682	999
Other	(121)	(18)
Net cash provided by (used for) financing activities	(326)	(458)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(49)	(8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	511	(555)
Cash, cash equivalents, and restricted cash at beginning of period	7,052	8,656
Cash, cash equivalents, and restricted cash at end of period	$7,563	$8,101

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
11 | 2025 Q2 10-Q

Variable Interest Entities

Certain third-party special purpose entities (the "Lease SPEs") facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. As of February 27, 2025, we had approximately $1.38 billion of finance lease liabilities and right-of-use assets under these arrangements.

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available-for-sale as of the dates noted below. Cash and equivalents and the fair values of our available-for-sale investments, which approximated amortized costs, were as follows:

	As of February 27, 2025				As of August 29, 2024
	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$7,334	$—	$—	$7,334	$6,654	$—	$—	$6,654
Level 1(2)
Money market funds	17	—	—	17	20	—	—	20
Level 2(3)
Certificates of deposit	147	6	—	153	316	6	—	322
Corporate bonds	—	520	880	1,400	—	771	571	1,342
Asset-backed securities	—	28	430	458	—	46	433	479
Government securities	23	51	65	139	35	82	42	159
Commercial paper	31	58	—	89	16	160	—	176
	7,552	$663	$1,375	$9,590	7,041	$1,065	$1,046	$9,152
Restricted cash(4)	11				11
Cash, cash equivalents, and restricted cash	$7,563				$7,052
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of February 27, 2025 or August 29, 2024.
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

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $196 million and $190 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of February 27, 2025 and August 29, 2024, respectively. For non-marketable investments, we recognized in other non-operating income (expense) a net loss of $31 million for the first six months of 2024. The amounts recognized for the other periods presented were not significant. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

Receivables

As of	February 27, 2025	August 29, 2024

Trade receivables	$5,092	$5,419
Government incentives	951	834
Income and other taxes	331	268
Other	130	94
	$6,504	$6,615

Inventories

As of	February 27, 2025	August 29, 2024

Finished goods	$1,355	$1,308
Work in process	6,782	6,774
Raw materials and supplies	870	793
	$9,007	$8,875

Property, Plant, and Equipment

As of	February 27, 2025	August 29, 2024

Land	$352	$284
Buildings	20,939	20,141
Equipment(1)	75,024	70,813
Construction in progress(2)	4,427	3,444
Software	1,518	1,365
	102,260	96,047
Accumulated depreciation	(59,732)	(56,298)
	$42,528	$39,749
(1)Includes costs related to equipment not placed into service of $2.88 billion as of February 27, 2025 and $3.10 billion as of August 29, 2024.
(2)Primarily includes building-related construction and tool installation.

13 | 2025 Q2 10-Q

Leases

The components of lease cost are presented below:

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Finance lease cost
Amortization of right-of-use asset	$75	$37	$137	$69
Interest on lease liability	30	24	54	30
Operating lease cost(1)	37	35	75	68
	$142	$96	$266	$167
(1)Operating lease cost includes short-term and variable lease expenses, which were not material for the periods presented.

Supplemental cash flow information related to leases was as follows:

Six months ended	February 27, 2025	February 29, 2024

Cash flows used for operating activities
Finance leases	$51	$25
Operating leases	73	66
Cash flows used for financing activities – Finance leases	138	60
Noncash acquisitions of right-of-use assets
Finance leases	919	483
Operating leases	30	12

Supplemental balance sheet information related to leases was as follows:

As of	February 27, 2025	August 29, 2024

Finance lease right-of-use assets (included in property, plant, and equipment)	$2,822	$2,038
Current operating lease liabilities (included in accounts payable and accrued expenses)	69	71

Weighted-average remaining lease term (in years)
Finance leases	7	8
Operating leases	10	10
Weighted-average discount rate
Finance leases	5.11%	4.91%
Operating leases	3.57%	3.42%

As of February 27, 2025, maturities of lease liabilities by fiscal year were as follows:

	Finance Leases	Operating Leases

Remainder of 2025	$311	$46
2026	599	88
2027	580	91
2028	559	84
2029	466	78
2030 and thereafter	694	418
Less imputed interest	(395)	(137)
	$2,814	$668

The table above excludes obligations for leases that have been executed but have not yet commenced. As of February 27, 2025, excluded obligations consisted of $860 million of finance lease obligations over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Intangible Assets

	As of February 27, 2025			As of August 29, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$609	$(197)	$412	$683	$(278)	$405
Other	11	—	11	11	—	11
	$620	$(197)	$423	$694	$(278)	$416

In the first six months of 2025 and 2024, we capitalized $42 million and $40 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively. Amortization expense was $35 million and $41 million for the first six months of 2025 and 2024, respectively. Expected amortization expense is $39 million for the remainder of 2025, $61 million for 2026, $56 million for 2027, $54 million for 2028, and $46 million for 2029.

Accounts Payable and Accrued Expenses

As of	February 27, 2025	August 29, 2024

Accounts payable	$2,383	$2,726
Property, plant, and equipment	2,515	2,925
Salaries, wages, and benefits	614	1,117
Income and other taxes	366	218
Other	298	313
	$6,176	$7,299

15 | 2025 Q2 10-Q

Debt

	As of February 27, 2025					As of August 29, 2024
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2027 Notes(1)	4.185%	4.27%	$—	$846	$846	$—	$838	$838
2028 Notes	5.375%	5.52%	—	597	597	—	597	597
2029 Term Loan A	5.445%	5.48%	—	1,681	1,681	—	—	—
2029 A Notes	5.327%	5.40%	—	698	698	—	698	698
2029 B Notes	6.750%	6.54%	—	1,260	1,260	—	1,261	1,261
2030 Notes	4.663%	4.73%	—	847	847	—	847	847
2031 Notes	5.300%	5.41%	—	994	994	—	994	994
2032 Green Bonds	2.703%	2.77%	—	996	996	—	996	996
2033 A Notes	5.875%	5.96%	—	746	746	—	745	745
2033 B Notes	5.875%	6.01%	—	891	891	—	891	891
2035 Notes	5.800%	5.90%	—	992	992	—	—	—
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
2026 Term Loan A	N/A	N/A	—	—	—	49	872	921
2027 Term Loan A	N/A	N/A	—	—	—	57	1,006	1,063
2026 Notes	N/A	N/A	—	—	—	—	499	499
Finance lease obligations	N/A	5.11%	504	2,310	2,814	325	1,729	2,054
			$504	$13,851	$14,355	$431	$12,966	$13,397
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

Debt Activity

The table below presents the effects of debt financing and prepayment activities in the first six months of 2025:

	Transaction Date	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuances
2035 Notes	January 16, 2025	$1,000	$992	$992
2029 Term Loan A	January 17, 2025	1,684	1,681	1,681
Prepayments
2026 Notes	February 12, 2025	(500)	(499)	(501)
2026 Term Loan A	January 17, 2025	(897)	(896)	(897)
2027 Term Loan A	January 17, 2025	(1,037)	(1,035)	(1,037)
		$250	$243	$238

2035 Notes

On January 16, 2025, we issued $1.00 billion principal amount of senior unsecured 2035 Notes in a public offering. The 2035 Notes bear interest at a rate of 5.80% per year and will mature on January 15, 2035.

Prior to October 15, 2034 (the “Par Call Date”), we may redeem the 2035 Notes, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus, in each case, accrued interest. On or after the Par Call Date, we may redeem the 2035 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2035 Notes to be redeemed plus accrued interest.

The 2035 Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing the 2035 Notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions with respect to any principal property; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indenture governing the 2035 Notes, we will be required to offer to repurchase the 2035 Notes at a price equal to 101% of the principal amount plus accrued interest up to the repurchase date.

2029 Term Loan A

On January 17, 2025, we entered into a term loan agreement and borrowed $1.68 billion in principal amount due January 17, 2029 (the “Term Loan Agreement”). Borrowings under the Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 0.875% to 1.50%, depending on our corporate credit ratings.

The Term Loan Agreement requires us to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Term Loan Agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, subject to a temporary four fiscal quarter increase in such maximum ratio to 3.75 to 1.00 following certain material acquisitions. Our obligations under the Term Loan Agreement are unsecured.

Revolving Credit Facility

On March 12, 2025, we terminated our existing undrawn credit facility and entered into a new five-year unsecured Revolving Credit Facility. Under the Revolving Credit Facility, we can draw up to $3.50 billion which would generally bear interest at a rate equal to adjusted term SOFR plus 0.875% to 1.50%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature on March 12, 2030 and amounts borrowed may be prepaid without penalty.

The Revolving Credit Facility contains the same net leverage ratio and substantially the same other covenants as the Term Loan Agreement.

Maturities of Notes Payable and Term Loans

As of February 27, 2025, maturities of notes payable and term loans by fiscal year were as follows:

Remainder of 2025	$—
2026	—
2027	900
2028	600
2029	2,384
2030 and thereafter	7,750
Unamortized issuance costs, discounts, and premium, net	(41)
Hedge accounting fair value adjustment	(52)
$11,541

17 | 2025 Q2 10-Q

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas. The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor Germany, GmbH in Dusseldorf Regional Court alleging that two German patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. In rulings issued on March 7, 2024 and November 7, 2024, the Federal Patent Court in Germany declared both patents invalid. Netlist has appealed those rulings.

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

On November 9, 2023, Yangtze Memory Technologies Company, Ltd. (“YMTC”) filed a patent infringement complaint against Micron and one of its subsidiaries in the U.S. District Court for the Northern District of California (“N.D. Cal.”). The complaint alleges that eight U.S. patents are infringed by certain of our 3D NAND products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On January 22, 2024, Micron Semiconductor (Shanghai) Co., Ltd. (“MSS”) was served with three patent infringement complaints filed by YMTC in Beijing Intellectual Property Court and on February 27, 2024, Micron Technology, Inc. (“MTI”) was served with the same complaints. The complaints assert that MTI and MSS infringed three Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On July 12, 2024, YMTC filed a second complaint against Micron and its subsidiary in N.D. Cal. The second complaint alleges that eleven U.S. patents are infringed by certain of our 3D NAND and DDR5 DRAM products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On September 11, 2024, MSS was served with five patent infringement complaints filed by YMTC in Shanghai Intellectual Property Court. The complaints assert that MTI and MSS infringed five Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

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

Securities Class Action Matters

On January 9, 2025, a putative class action complaint was filed against Micron and certain individual officers in the U.S. District Court for the Southern District of Florida for alleged violations of the Securities Exchange Act of 1934. The complaint alleges defendants made materially false or misleading statements during a putative class period from September 18, 2024 to December 18, 2024, regarding the demand for Micron's products, particularly NAND and consumer-oriented products. The complaint seeks unspecified compensatory damages, attorneys' fees and costs.

Shareholder Derivative Matters

On February 20, 2025, a shareholder derivative complaint was filed by a purported shareholder against certain individual directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in the U.S. District Court for the District of Idaho. On February 21, 2025, a similar related derivative complaint was filed by another purported shareholder in the same court against certain individual directors and officers of Micron. The complaints allege violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, insider trading, abuse of control, and waste of corporate assets. The complaints are based on substantially the same allegedly false or misleading statements asserted in the securities class action matter. The complaints seek various unspecified damages allegedly suffered by Micron, restitution, attorneys' fees and costs and other relief, including reforms and improvements to our corporate governance and internal procedures.

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
19 | 2025 Q2 10-Q

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

Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” No shares were repurchased in the first six months of 2025. Through February 27, 2025, we had repurchased an aggregate of $7.19 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

We declared and paid dividends of $0.115 per share in the first and second quarters of 2025. On March 20, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on April 15, 2025, to shareholders of record as of the close of business on March 31, 2025.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the six months ended February 27, 2025 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 29, 2024	$(162)	$(8)	$39	$(3)	$(134)
Other comprehensive income (loss) before reclassifications	(127)	1	—	—	(126)
Amount reclassified out of accumulated other comprehensive income (loss)	74	—	(2)	—	72
Tax effects	(3)	(1)	1	—	(3)
Other comprehensive income (loss)	(56)	—	(1)	—	(57)
As of February 27, 2025	$(218)	$(8)	$38	$(3)	$(191)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of February 27, 2025		As of August 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes payable and term loans	$11,413	$11,541	$11,316	$11,343

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

21 | 2025 Q2 10-Q

Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of February 27, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,937	$11	$(91)
Cash flow commodity hedges	465	12	(14)
Fair value currency hedges	2,457	18	—
Fair value interest rate hedges	900	—	(53)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,887	28	(5)
		$69	$(163)

As of August 29, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,724	$57	$(71)
Cash flow commodity hedges	471	20	(7)
Fair value currency hedges	2,511	—	(41)
Fair value interest rate hedges	900	—	(60)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,393	18	(3)
		$95	$(182)
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

The effects of cash flow hedging activities were as follows:

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$17	$(45)	$(116)	$(43)
Gain (loss) excluded from effectiveness testing in cost of goods sold	(27)	(34)	(56)	(70)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	(34)	(56)	(74)	(100)

As of February 27, 2025, we expect to reclassify $102 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $2.43 billion as of February 27, 2025. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

We recognized gains of $49 million and $145 million for the second quarter and first six months of 2025, respectively, for changes in the fair values of our fair value currency hedges and offsetting losses of $42 million and $139 million for the second quarter and first six months of 2025, respectively, for changes in the underlying fair values of the hedged items in other non-operating income (expense). The effects of the fair value currency hedges and the hedged items were not significant for the other periods presented.

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

We recognized losses of $12 million and $68 million for derivative instruments without hedge accounting designation for the second quarter and first six months of 2025, respectively. The amounts recognized in our consolidated statements of operations for the other periods presented were not significant. We do not use derivative instruments for speculative purposes.

Equity Compensation Plans

As of February 27, 2025, 57 million shares of our common stock were available for future awards under our equity compensation plans, including 9 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Six months ended	February 27, 2025	February 29, 2024

Restricted stock award shares granted	10	12
Weighted-average grant-date fair value per share	$100.65	$67.78

Employee Stock Purchase Plan (“ESPP”)

For each six-month ESPP offering period that ended in the second quarter of 2025 and 2024, employees purchased 2 million in each period at a share price of $78.63 and $60.68, respectively.
23 | 2025 Q2 10-Q

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $118 million and $99 million was capitalized and remained in inventory as of February 27, 2025 and August 29, 2024, respectively.

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Stock-based compensation expense by caption
Cost of goods sold	$89	$80	$179	$147
Research and development	88	77	165	145
Selling, general, and administrative	56	52	106	99
	$233	$209	$450	$391

Stock-based compensation expense by type of award
Restricted stock awards	$212	$191	$404	$354
ESPP	21	18	46	37
	$233	$209	$450	$391

As of February 27, 2025, $1.96 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2029, resulting in a weighted-average period of 1.3 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

DRAM	$6,123	$4,158	$12,523	$7,585
NAND	1,855	1,567	4,096	2,797
Other (primarily NOR)	75	99	143	168
	$8,053	$5,824	$16,762	$10,550

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of February 27, 2025, our future performance obligations beyond one year were $142 million, which included customer prepayments and other contract liabilities.

As of February 27, 2025 and August 29, 2024, customer prepayments made to secure product supply in future periods and other contract liabilities were $555 million and $907 million, respectively, of which $413 million and $766 million were reported in other current liabilities, respectively. The remainder of the customer prepayments and other contract liabilities were in other noncurrent liabilities. Revenue recognized during the first six months of 2025 from the beginning balance as of August 29, 2024 included $365 million from shipments against customer prepayments and other contract liabilities.

As of February 27, 2025 and August 29, 2024, other current liabilities included $756 million and $718 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

	Quarter ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Patent cross-license agreement gain	—	(200)	—	(200)
Other	7	(24)	5	(39)
	$7	$(224)	$5	$(239)

25 | 2025 Q2 10-Q

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Income (loss) before taxes	$1,758	$170	3,910	(985)
Income tax (provision) benefit	(177)	622	(460)	549
Effective tax rate	10.1%	(365.9)%	11.8%	55.7%

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

The change in our effective tax rate for the second quarter of 2025 as compared to the second quarter of 2024 was primarily due to changes in profitability and the aforementioned calculation of our tax expense in the second quarter of 2024. The change in our effective tax rate for the first six months of 2025 as compared to the first six months of 2024 was primarily due to changes in profitability.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $171 million (benefiting our diluted earnings per share by $0.15) and $383 million (benefiting our diluted earnings per share by $0.34) for the second quarter and first six months of 2025, respectively. As a result of the low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for the second quarter and first six months of 2024.

Earnings Per Share

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Net income (loss) – Basic and Diluted	$1,583	$793	$3,453	$(441)

Weighted-average common shares outstanding – Basic	1,115	1,104	1,113	1,102
Dilutive effect of equity compensation plans	8	10	10	—
Weighted-average common shares outstanding – Diluted	1,123	1,114	1,123	1,102

Earnings (loss) per share
Basic	$1.42	$0.72	$3.10	$(0.40)
Diluted	1.41	0.71	3.08	(0.40)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 9 million and 6 million for the second quarter and first six months of 2025, respectively, and were 4 million and 33 million for the second quarter and first six months of 2024, respectively.

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

	Quarter Ended		Six months ended
	February 27, 2025	February 29, 2024	February 27, 2025	February 29, 2024

Revenue
CNBU	$4,564	$2,185	$8,959	$3,922
SBU	1,392	905	3,123	1,558
MBU	1,068	1,598	2,595	2,891
EBU	1,025	1,111	2,077	2,148
All Other	4	25	8	31
Total revenue	$8,053	$5,824	$16,762	$10,550

Operating income (loss)
CNBU	$1,919	$28	$3,630	$(369)
SBU	24	(217)	371	(707)
MBU	60	(9)	387	(696)
EBU	3	(1)	14	9
All Other	1	21	(1)	25
	2,007	(178)	4,401	(1,738)

Unallocated
Stock-based compensation	(233)	(209)	(450)	(391)
Lower costs from sale of inventory written down in prior periods	—	382	—	987
Patent cross-license agreement gain	—	200	—	200
Other	(1)	(4)	(4)	5
	(234)	369	(454)	801

Total operating income (loss)	$1,773	$191	$3,947	$(937)

27 | 2025 Q2 10-Q

Certain Concentrations

Revenue by market segment as a percent of total revenue, rounded to the nearest 5%, is presented in the table below:

Six months ended	February 27, 2025	February 29, 2024

Data center and networking	55%	25%
Mobile	15%	25%
PC, graphics, and other	15%	30%
Intelligent edge – automotive, industrial, and consumer embedded	10%	20%
Percentages of total revenue may not total 100% due to rounding.

Revenue from one customer was 15% (primarily included in the CNBU segment) of total revenue for the first six months of 2025. Revenue from one customer was 11% (primarily included in the MBU, EBU and CNBU segments) of total revenue for the first six months of 2024.

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

29 | 2025 Q2 10-Q

NOR: NOR products are non-volatile, re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (e.g., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently changing small data storage and is ideal for automotive, industrial, and consumer applications.

Industry Conditions

In the second quarter of 2025, DRAM revenue declined slightly from the prior quarter primarily due to customer actions in consumer-oriented markets to reduce inventories, which was partially offset by continued strength in data center markets, particularly for HBM products. Demand for leading-edge DRAM remains strong, driven by HBM and other data center DRAM. We have shifted our supply to meet the strong demand in data center DRAM resulting in a portfolio mix weighted more towards high-growth and less seasonal segments. In 2024 and the first quarter of 2025, we experienced substantial improvements in revenue, pricing, and margins from 2023 reflecting demand growth, driven in part by deployment of AI, which combined with industry-wide supply discipline, resulted in a substantially improved industry supply and demand balance.

In the second quarter of 2025, NAND revenue declined due to lower storage growth by data center customers after several quarters of strong investments and pricing pressure in consumer-oriented markets as customers worked to reduce inventories to align with demand in their end markets. We continue to prudently manage our NAND supply, including the levels of our capital investment, the pace of ramp of our new technology node, and fab utilization consistent with our demand growth. Throughout 2024, we experienced substantial improvements in pricing and margins for NAND from 2023.

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2025		2025		2024		2025		2024

Revenue	$8,053	100%	$8,709	100%	$5,824	100%	$16,762	100%	$10,550	100%
Cost of goods sold	5,090	63%	5,361	62%	4,745	81%	10,451	62%	9,506	90%
Gross margin	2,963	37%	3,348	38%	1,079	19%	6,311	38%	1,044	10%

Research and development	898	11%	888	10%	832	14%	1,786	11%	1,677	16%
Selling, general, and administrative	285	4%	288	3%	280	5%	573	3%	543	5%
Other operating (income) expense, net	7	—%	(2)	—%	(224)	(4)%	5	—%	(239)	(2)%
Operating income (loss)	1,773	22%	2,174	25%	191	3%	3,947	24%	(937)	(9)%

Interest income (expense), net	(4)	—%	(11)	—%	(14)	—%	(15)	—%	(14)	—%
Other non-operating income (expense), net	(11)	—%	(11)	—%	(7)	—%	(22)	—%	(34)	—%
Income tax (provision) benefit	(177)	(2)%	(283)	(3)%	622	11%	(460)	(3)%	549	5%
Equity in net income (loss) of equity method investees	2	—%	1	—%	1	—%	3	—%	(5)	—%
Net income (loss)	$1,583	20%	$1,870	21%	$793	14%	$3,453	21%	$(441)	(4)%

Total Revenue: Total revenue for the second quarter of 2025 and first six months of 2025 was impacted by the factors described in the section titled “Industry Conditions” above.

Total revenue for the second quarter of 2025 decreased 8% as compared to the first quarter of 2025 primarily due to decreases in sales of both DRAM and NAND products.

•Sales of DRAM products decreased 4% primarily due to a high-single-digit percent range decrease in bit shipments, partially offset by a mid-single-digit percent range increase in average selling prices driven by an increased mix of HBM and other data center products.
•Sales of NAND products decreased 17% primarily due to a high-teens percent range decrease in average selling prices due to industry conditions and a mix shift to consumer-oriented products, partially offset by modestly higher bit shipments.

Total revenue for the second quarter of 2025 increased 38% as compared to the second quarter of 2024 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 47% primarily due to a mid-50% range increase in average selling prices, partially offset by decreases in bit shipments in the mid-single-digit percent range.
•Sales of NAND products increased 18% primarily due to a mid-teens percent range increase in bit shipments and a low-single-digit percent range increase in average selling prices.

Total revenue for the first six months of 2025 increased 59% as compared to the first six months of 2024 due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 65% primarily due to a mid-60% range increase in average selling prices.
•Sales of NAND products increased 46% primarily due to a low-30% range increase in average selling prices and an approximate 10% increase in bit shipments.

31 | 2025 Q2 10-Q

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above. Our consolidated gross margin percentage decreased to 37% for the second quarter of 2025 from 38% for the first quarter of 2025, primarily due to a decrease in margins for NAND products, partially offset by an improvement in margins for DRAM products. NAND margins declined primarily due to decreases in average selling prices and a mix shift to consumer-oriented products. DRAM margins improved primarily due to an increased mix of HBM and other data center products. Our consolidated gross margin percentage improved to 37% for the second quarter of 2025 from 19% for the second quarter of 2024 and improved to 38% for the first six months of 2025 from 10% for the first six months of 2024. Improvements in our consolidated gross margins for the second quarter and first six months of 2025 as compared to corresponding periods of 2024, were primarily due to increases in average selling prices for both DRAM and NAND, manufacturing cost reductions for NAND, and an increased mix in sales to high-margin cloud products, particularly HBM. Our consolidated gross margin for the second quarter and first six months of 2024 reflected $382 million and $987 million, respectively, of benefit due to lower costs from the sale of inventories written down to their net realizable value in 2023.

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2025		2025		2024		2025		2024

CNBU	$4,564	57%	$4,395	50%	$2,185	38%	$8,959	53%	$3,922	37%
SBU	1,392	17%	1,731	20%	905	16%	3,123	19%	1,558	15%
MBU	1,068	13%	1,527	18%	1,598	27%	2,595	15%	2,891	27%
EBU	1,025	13%	1,052	12%	1,111	19%	2,077	12%	2,148	20%
All Other	4	—%	4	—%	25	—%	8	—%	31	—%
	$8,053		$8,709		$5,824		$16,762		$10,550
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2025 as compared to the first quarter of 2025 were as follows:

•CNBU revenue increased 4% primarily due to higher sales of HBM products, which increased more than 50%.
•SBU revenue decreased 20% primarily due to lower storage investments by data center customers after several quarters of very strong growth, and overall NAND industry pricing declines.
•MBU revenue decreased 30% primarily due to decreases in bit shipments, as mobile customers managed inventories lower, and declines in average selling prices for both mobile DRAM and NAND.
•EBU revenue decreased 3% primarily due to decreases in automotive sales as customers managed inventories lower.

Changes in revenue for each business unit for the second quarter and the first six months of 2025 as compared to the corresponding periods of 2024 were as follows:

•CNBU revenue increased 109% and 128%, respectively, primarily due to increases in average selling prices and bit shipments driven by improved demand, particularly in cloud server markets, including HBM.
•SBU revenue increased 54% and 100%, respectively, primarily due to increases in bit shipments and average selling prices for NAND.
•MBU revenue decreased 33% and 10%, respectively, primarily due to decreases in bit shipments partially offset by increases in DRAM average selling prices.
•EBU revenue decreased 8% and 3%, respectively, primarily due to decreases in DRAM bit shipments and declines in average selling prices for NAND, partially offset by increases in NAND bit shipments.

Operating Income (Loss) by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six months ended
	2025		2024		2024		2025		2024

CNBU	$1,919	42%	$1,711	39%	$28	1%	$3,630	41%	$(369)	(9)%
SBU	24	2%	347	20%	(217)	(24)%	371	12%	(707)	(45)%
MBU	60	6%	327	21%	(9)	(1)%	387	15%	(696)	(24)%
EBU	3	—%	11	1%	(1)	—%	14	1%	9	—%
All Other	1	25%	(2)	(50)%	21	84%	(1)	(13)%	25	81%
	$2,007		$2,394		$(178)		$4,401		$(1,738)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the second quarter of 2025 as compared to the first quarter of 2025 were as follows:

•CNBU operating income increased primarily due to increases in high-value HBM products.
•SBU operating income decreased primarily due to declines in average selling prices.
•MBU operating income decreased primarily due to lower bit shipments and declines in average selling prices.
•EBU operating income decreased primarily due to declines in average selling prices and lower DRAM bit shipments, partially offset by higher NAND bit shipments and manufacturing cost reductions.
Changes in operating income or loss for each business unit for the second quarter and the first six months of 2025 as compared to the corresponding periods of 2024 were as follows:

•CNBU operating income (loss) improved primarily due to increases in average selling prices and high-value HBM products.
•SBU operating income (loss) improved primarily due to increases in average selling prices and manufacturing cost reductions.
•MBU operating income (loss) improved primarily due to increases in DRAM average selling prices and manufacturing cost reductions.
•EBU operating income (loss) was relatively unchanged.

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

R&D expenses for the second quarter of 2025 were relatively unchanged as compared to the first quarter of 2025. R&D expenses for the second quarter and first six months of 2025 increased 8% and 6%, respectively, as compared to the corresponding periods of 2024 primarily due to an increase in employee compensation and subcontractor expense, partially offset by lower volumes of development and prequalification wafers.

Selling, General, and Administrative: SG&A expenses for the second quarter of 2025 were relatively unchanged as compared to the first quarter of 2025. SG&A expenses for the second quarter and first six months of 2025 increased 2% and 6%, respectively, as compared to the corresponding periods of 2024 primarily due to an increase in employee compensation.

Other Operating (Income) Expense, Net: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Operating (Income) Expense, Net.”

33 | 2025 Q2 10-Q

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six months ended
	2025	2025	2024	2025	2024

Income (loss) before taxes	$1,758	$2,152	$170	$3,910	$(985)
Income tax (provision) benefit	(177)	(283)	622	(460)	549
Effective tax rate	10.1%	13.2%	(365.9)%	11.8%	55.7%

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

The change in our effective tax rate for the second quarter of 2025 as compared to the second quarter of 2024 was primarily due to changes in profitability and the aforementioned calculation of our tax expense in the second quarter of 2024. The change in our effective tax rate for the first six months of 2025 as compared to the first six months of 2024 was primarily due to changes in profitability. The change in our effective tax rate for the second quarter of 2025 as compared to the first quarter of 2025 was primarily due discrete items related to tax return filings.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $171 million (benefiting our diluted earnings per share by $0.15) for the second quarter of 2025, $212 million (benefiting our diluted earnings per share by $0.19) for the first quarter of 2025, and $383 million (benefiting our diluted earnings per share by $0.34) for the first six months of 2025, respectively. As a result of the low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for the periods presented for 2024.

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

Other: Further information related to our operating expenses and other can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Compensation Plans”:

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $9.59 billion as of February 27, 2025, and $9.15 billion as of August 29, 2024. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of February 27, 2025, $2.12 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes as well as to refinance our existing indebtedness, including the issuance of securities. As of February 27, 2025, $2.50 billion was available to draw under our existing credit facility. On March 12, 2025, we terminated our existing undrawn credit facility and entered into a new five-year unsecured Revolving Credit Facility and increased our borrowing capacity. Under the Revolving Credit Facility, we can draw up to $3.50 billion. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $14 billion. Actual amounts for 2025 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of February 27, 2025, we had purchase obligations of approximately $1.73 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” and “ – Debt.”

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

Additionally, we began enablement of cleanroom space within our existing manufacturing fab in Hiroshima, Japan, that will support production of advanced DRAM using EUV lithography. We are expanding our production capacity in Taiwan for DRAM and HBM products to meet rising market demand. We also continue to advance our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. Construction is progressing on the expansion of our existing assembly and test facility in Xi’an, China, to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China. Construction is also progressing for the assembly and test facility in Gujarat, India to address demand in the latter half of this decade. In January 2025, we broke ground on an HBM advanced packaging facility in Singapore to meaningfully expand our total advanced packaging capacity beginning in calendar 2027.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. Through February 27,
35 | 2025 Q2 10-Q

2025, we had repurchased an aggregate of $7.19 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.”

On March 20, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on April 15, 2025, to shareholders of record as of the close of business on March 31, 2025. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors' decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, expected funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

Six months ended	February 27, 2025	February 29, 2024

Net cash provided by operating activities	$7,186	$2,620
Net cash provided by (used for) investing activities	(6,300)	(2,709)
Net cash provided by (used for) financing activities	(326)	(458)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(49)	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$511	$(555)

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the first six months of 2025 as compared to the first six months of 2024 was primarily due to net income in the current year adjusted for non-cash items and the effect of a decrease in receivables, partially offset by a decrease in accounts payable and accrued expenses and a decrease in other current liabilities.

Investing Activities: For the first six months of 2025, net cash used for investing activities consisted primarily of $7.26 billion of expenditures for property, plant, and equipment; partially offset by $1.03 billion received from government incentives to offset capital expenditures and $58 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

For the first six months of 2024, net cash used for investing activities consisted primarily of $3.18 billion of expenditures for property, plant, and equipment; partially offset by $234 million received from government incentives to offset capital expenditures and $261 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first six months of 2025, net cash used for financing activities consisted primarily of $2.63 billion of repayments of debt, which included the prepayment of the 2026 Notes, 2026 Term Loan A, and 2027 Term Loan A borrowings; and $261 million for payments of dividends to shareholders; partially offset by $1.68 billion of proceeds from the issuance of the 2029 Term Loan A and approximately $1.00 billion of proceeds from the issuance of the 2035 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

For the first six months of 2024, net cash used for financing activities consisted primarily of $1.10 billion of repayments of debt, which included the prepayment of the 2024 Term Loan A and a portion of the 2025 Term Loan A borrowings; $256 million for payments of dividends to shareholders; and $82 million of payments on equipment purchase contracts; partially offset by approximately $1.00 billion of proceeds from the issuance of the 2031 Notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 29, 2024. There have been no material changes to our market risk during the six months ended February 27, 2025.

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

During the second quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

37 | 2025 Q2 10-Q

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
•availability and quality of materials, supplies, electrical power, gas, water, and capital equipment, or dependency on third-party service providers;
•a downturn or ongoing adverse conditions in regional or worldwide economies;
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
•sustainability and governance expectations or standards;
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
•higher costs of goods and services due to inflationary pressures, regulatory actions, including tariffs or trade restrictions, or market conditions; and
•higher manufacturing costs per gigabit due to fabrication facility underutilization, lower wafer output, and insufficient volume to run new technology nodes to achieve cost optimization.

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

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. Our manufacturing costs on a per gigabit basis vary across our portfolio as they are largely influenced by the technology node in which the solution was developed. We strive to balance our demand and supply for each technology node, but the dynamics of our markets and our customers can create periods of imbalance, which can lead us to carry elevated inventory levels and underutilized capacity. Consequently, we may incur charges in connection with obsolete or excess inventories, or we may not fully recover our costs, which would reduce our gross margins. For example, in 2023, we recorded aggregate charges of $1.83 billion to write down the carrying value of our inventories to their estimated net realizable value. In addition, due to the customized nature of certain products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges in future periods.
39 | 2025 Q2 10-Q

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
•export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds, including currency controls in China and global tariffs, which could negatively affect the amount and timing of payments from certain of our customers and, as a result, our cash flows;
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
•disruptions to manufacturing or R&D activities as a result of actions imposed by governments;
•changes in economic policies of foreign governments;
•loss of market share in foreign jurisdictions resulting from political and regulatory uncertainty regarding possible trade restrictions or other government actions;
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

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Kioxia Holdings Corporation; Samsung Electronics Co., Ltd.; SK hynix Inc.; Sandisk Corporation; Yangtze Memory Technologies Co., Ltd. (“YMTC”); and ChangXin Memory Technologies, Inc. (“CXMT”). Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may have a larger market share and greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio. Alternatively, new entrants into memory and storage market could have a significant adverse impact on our competitive position. We operate in different jurisdictions than our competitors and may be impacted by unfavorable changes in currency exchange rates.

In addition, some governments may provide, or have provided and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. As a result, we face the threat of increasing competition and oversupply due to significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities, such as YMTC and CXMT. In addition, the CAC’s decision that critical information infrastructure operators in China may not purchase Micron products had an adverse impact on our ability to compete effectively in China and elsewhere.

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

41 | 2025 Q2 10-Q

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

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have invested and expect to continue to invest in new semiconductor product and system-level solution development. We are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customers’ ability to accurately forecast the needs and preferences of their customers. Recent technologies, such as generative AI models have emerged, and while they have driven increased demand for HBM and other advanced products in the data center and other markets, the long-term trajectory is unknown and associated demand may fluctuate. If we or our competitors increase HBM supply at a rate that outpaces HBM demand, conversion of HBM capacity to supply other DRAM products could result in significant supply-demand imbalances. Due to the higher performance and more complex manufacturing process, HBM requires a higher number of wafers to produce the same number of bits as conventional DRAM in the same technology node. This could lead to declines in average selling prices for our DRAM products and could materially affect our business. Our product demand forecasts may also be impacted significantly by the strategic actions of our customers. In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market.

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
•we will be able to successfully achieve revenue targets for these technologies;
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

Our construction projects are highly dependent on available sources of materials, and specialized equipment, as well as labor, skilled sub-contractors and other service providers. Increasing demand, supply constraints, inflation, tariffs, trade restrictions, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities.

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

43 | 2025 Q2 10-Q

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

Our business, results of operations, or financial condition could be adversely affected by the availability and quality of materials, supplies, electrical power, gas, water, and capital equipment, or dependency on third-party service providers.

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials, components, and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source, and we may be unable to qualify new suppliers on a timely basis. The availability of materials or components such as chemicals, silicon wafers, gases, photoresist, semiconductors, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks is impacted by various factors. These factors could include a shortage of raw materials or a disruption in the processing or purification of those raw materials into finished goods. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future because of the nature of the industry. Constraints within our supply chain for certain materials and integrated circuit components could limit our bit shipments, which could have a material adverse effect on our business, results of operations, or financial condition.

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

We and/or our suppliers and service providers could be affected by regional conflicts, civil unrest, labor disruptions, sanctions, tariffs, embargoes, or other trade restrictions, and retaliatory actions in response to such actions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

Our operations are dependent on a reliable and uninterrupted supply of electrical power, gas, and water to our manufacturing facilities. Any power shortages, capacity constraints, prolonged outages, or significant or unexpected increases in the cost of power could have a material adverse effect on our business, results of operations, or financial condition.

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

45 | 2025 Q2 10-Q

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

Downturns or ongoing adverse conditions in regional or worldwide economies may harm our business.

Downturns or ongoing adverse conditions in regional or worldwide economies, due to inflation, geopolitics, major central bank policy actions including interest rate increases, public health crises, or other factors, have harmed our business in the past and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for memory and storage products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels or are impacted by a deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

A deterioration of conditions in regional or worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Additionally, our current or potential future customers may experience cash flow problems and as a result may modify, delay, or cancel plans to purchase our products. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. As a result, downturns or ongoing adverse conditions in regional or worldwide economies could have a material adverse effect on our business, results of operations, or financial condition.

If our manufacturing process is disrupted by operational issues, natural disasters, or other events, our business, results of operations, or financial condition could be materially adversely affected.

We and our subcontractors manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We and our subcontractors maintain operations and continuously implement new product and process technology at manufacturing facilities, which are widely dispersed in multiple locations in several countries including the United States, Singapore, Taiwan, Japan, Malaysia, China, and India. As a result of the necessary interdependence within our network of manufacturing facilities, an operational disruption at one of our or a subcontractor’s facilities may have a disproportionate impact on our ability to produce many of our products.

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

In the first six months of 2025, over half of our total revenue came from our top ten customers. On end markets, approximately one-half of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, or in the overall data center end market, could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Certain Concentrations.”

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

Manufacturing system-level solutions, such as SSDs, managed NAND, and HBM, typically results in higher per-unit manufacturing costs and longer cycle time as compared to other products. Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs are not offset by higher per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Some of our system-level solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our controller and hardware design as well as our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or controller, hardware design, and firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

47 | 2025 Q2 10-Q

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

Our products and the systems and applications that incorporate or otherwise utilize our products are also targets for cyberattacks. While some of our products contain encryption, security algorithms, or features designed to help protect third-party content, user-generated data stored on our products, or the functionality of our products as intended, systems and applications that utilize these products could be compromised, breached, or circumvented by motivated attackers. Further, our products contain sophisticated hardware, firmware and software (some of which is provided by third parties) that may contain weaknesses or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products or be potentially exploited by such attackers. If systems or applications that utilize our products experience a cyberattack, our products are attacked, or our suppliers are breached or attacked, this could harm our business by requiring us to employ additional resources to remediate the errors or defects, and could expose us to litigation, claims, and harm to our reputation.

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

To remain competitive, we must maintain a highly skilled, global workforce and effectively manage succession for key roles. Hiring, retaining, and motivating qualified executives and other skilled talent is critical to our business and competition can be intense. If our total compensation programs, employment benefits, and workplace culture are not viewed as competitive and inclusive, our ability to attract and retain talent could be compromised.

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

49 | 2025 Q2 10-Q

Compliance with responsible sourcing requirements and any related regulations could increase our operating costs or limit the supply and increase the cost of certain materials, supplies, and services, and if we fail to comply, customers may reduce purchases from us or disqualify us as a supplier.

We and many of our customers have adopted responsible sourcing programs that require us to meet certain sustainability, governance, or other criteria, and to periodically report on our performance against these requirements, including that we source the materials, supplies, and services we use and incorporate into the products we sell as prescribed by these programs. Many customer programs require us to remove a supplier within a prescribed period if such supplier ceases to comply with prescribed criteria, and our supply chain may at any time contain suppliers at risk of being removed due to non-compliance with responsible sourcing requirements. Some of our customers may elect to disqualify us as a supplier (resulting in a permanent or temporary loss of sales to such customer) or reduce purchases from us if we are unable to verify that our performance or products (including the underlying supply chain) meet the specifications of our customers’ responsible sourcing programs on a continuous basis. Meeting responsible sourcing requirements may increase operating requirements and costs or limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. From time to time, we remove suppliers or require our suppliers to remove suppliers from their supply chains based on our responsible sourcing requirements or customer requirements, and we or our suppliers may be unable to replace such removed suppliers in a timely or cost-effective manner. Any inability to replace removed suppliers in a timely or cost effective manner may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products. Our inability to replace suppliers we have removed in a timely or cost-effective manner or comply with customers’ responsible sourcing requirements or with any related regulations could have a material adverse effect on our business, results of operations, or financial condition.

Evolving sustainability and governance expectations or standards or failure to achieve our related goals could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus from stakeholders on sustainability and governance matters, including greenhouse gas emissions and climate-related risks, carbon-free electricity, water stewardship, waste management, inclusion, responsible sourcing and supply chain, and human rights. We actively manage these issues and have established and publicly announced certain sustainability goals, commitments, and targets which we may refine or modify further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Achieving these goals may entail significant costs, for example we have entered into several virtual power purchase agreements to obtain renewable energy credits at a cost that will vary based on future prices for electrical power. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

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
•unfavorable sustainability and governance ratings or investor sentiment;
•diversion of resources and increased costs to control, assess, and report on sustainability and governance metrics;
•our ability to achieve our goals, commitments, and targets within timeframes announced;
•increased costs to achieve our goals, commitments, and targets;
•unforeseen operational and technological difficulties;
•access to and increased cost of capital; and
•adverse impacts on our stock price.

Opinions, perspectives, and expectations on sustainability and governance matters may differ amongst our stakeholders and may evolve over time. We have been and may continue to be subject to conflicting expectations and views on various matters, and legal requirements and interpretations may change. Any failure, or perceived failure, to meet evolving stakeholder expectations and industry standards or achieve our sustainability and governance goals, commitments, and targets could have an adverse effect on our business, results of operations, financial condition, or stock price.

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

From time to time, we have because of the nature of our business, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations, increase our synergies, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions. We may not realize expected savings or other benefits from future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output, loss of key personnel, disruptions in our operations, difficulties in the timely delivery of products, and loss of customers and local market share, which could have a material adverse effect on our business, results of operations, or financial condition.

51 | 2025 Q2 10-Q

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

We may be associated with and subject to litigation, claims, inquiries, investigations, or disputes arising from, or as a result of:

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

As we continue to focus on developing system solutions with manufacturers of consumer products, including autonomous driving, augmented reality, humanoid robots, AI, and others, we may be exposed to greater potential for personal liability claims against us as a result of consumers’ use of those products. We, our officers, or our directors have been and could continue to be subject to claims of alleged violations of securities laws.

Expansion of our production capacity is subject to inherent safety risks for our employees and contractors. Expansion and renovation activities may involve accidents, which could result in project delays, litigation, claims or disputes by our contractors and others, as well as increased insurance costs. While the risks of our construction projects are covered by insurance and contractual indemnities from our contractors, we may not have insurance coverage or rights to indemnity for all risks. Further, there can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters.

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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures, as well as retaliatory actions, that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Government actions in the United States or abroad may lead to further changes in trade policy, domestic sourcing initiatives, increases in foreign government incentives supporting domestic businesses or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. For example, following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

53 | 2025 Q2 10-Q

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

New and evolving environmental, health, safety, and product considerations, including those related to greenhouse gas emissions and climate change, the purchase, use and disposal of regulated and/or hazardous chemicals, and the potential resulting environmental, health or safety impacts, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

New and evolving laws and regulations relating to cybersecurity, data privacy, and AI impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and AI systems to be appropriately transparent, fair, secure, beneficial, and accountable. Along with these, such laws, standards, and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or partners reluctance to share information or solutions due to actual or perceived inadequate controls. These costs may adversely impact our operations and financial condition.

As a result of the considerations detailed in this risk factor, we could experience the following:

•suspension of production or sales of our products;
•limited supplies of chemicals or materials used to make our products;
•remediation costs and activities;
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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold, average selling prices, and manufacturing costs. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $14 billion.

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

55 | 2025 Q2 10-Q

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of February 27, 2025, we had debt with a carrying value of $14.36 billion and may incur additional debt. On March 12, 2025, we terminated our $2.50 billion existing undrawn credit facility and entered into a new $3.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

57 | 2025 Q2 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” During the quarter ended February 27, 2025, we did not repurchase any common stock under the authorization and as of February 27, 2025, $2.81 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the second quarter of 2025, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

November 29, 2024	–	December 26, 2024	—	$—	—
December 27, 2024	–	January 23, 2025	38,655	101.76	—
January 24, 2025	–	February 27, 2025	—	—	—
			38,655		—	$2,806

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

No directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Amended and Restated Bylaws of Registrant as of October 28, 2024		8-K		3.1	10/30/24
4.1	Ninth Supplemental Indenture, dated as of January 16, 2025, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/16/25
4.2	Form of Note for Micron Technology, Inc.’s 5.80% Senior Notes due 2035 (included in Exhibit 4.1)		8-K		4.3	1/16/25
10.1
Term Loan Credit Agreement, dated as of January 17, 2025, by and among Micron Technology, Inc., as borrower, PNC Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto
X
10.2*	2025 Equity Incentive Plan	X
10.3*	2025 Equity Incentive Plan Forms of Agreement and Terms and Conditions		S-8		99.2	1/21/25
10.4*	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions	X
10.5*	Form of Indemnification Agreement	X
10.6*	2025 Director Compensation Plan	X
10.7^	Direct Funding Agreement, dated December 9, 2024, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce	X
10.8^	Direct Funding Agreement, dated December 9, 2024, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce	X
10.9	Guarantee and Equity Contribution Agreement, by and between Micron Technology, Inc. and U.S. Department of Commerce	X
10.10
Credit Agreement, dated as of March 12, 2025, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto
X
10.11^	Amendment No. 1 to Direct Funding Agreement, dated December 9, 2024, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce	X
10.12^	Amendment No. 1 to Direct Funding Agreement, dated December 9, 2024, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.
59 | 2025 Q2 10-Q

^ Certain portions of this exhibit have been redacted because they are both not material and is the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date	March 20, 2025	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)

61 | 2025 Q2 10-Q