Form 10-Q
period 2025-05-29
MICRON TECHNOLOGY INC
filed 2025-06-26
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-10658

Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware		75-1618004
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
8000 S. Federal Way, Boise, Idaho 83716-9632		(208) 368-4000
Address of principal executive offices, including zip code		Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	MU	Nasdaq Global Select Market

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
The number of outstanding shares of the registrant’s common stock as of June 18, 2025 was 1,119,125,101.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All period references are to our fiscal periods unless otherwise indicated. Abbreviations, terms, or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due October 2024, repaid January 2024	2035 A Notes	5.800% Senior Notes due January 2035
2025 Term Loan A	Senior Term Loan A due November 2025, repaid May 2024	2035 B Notes	6.050% Senior Notes due November 2035
2026 Term Loan A	Senior Term Loan A due November 2026, repaid January 2025	2041 Notes	3.366% Senior Notes due November 2041
2027 Term Loan A	Senior Term Loan A due November 2027, repaid January 2025	2051 Notes	3.477% Senior Notes due November 2051
2026 Notes	4.975% Senior Notes due February 2026, repaid February 2025	AI	Artificial intelligence
2027 Notes	4.185% Senior Notes due February 2027, repaid May 2025	CAC	Cyberspace Administration of China
2028 Notes	5.375% Senior Notes due April 2028	CHIPS Act	U.S. CHIPS and Science Act of 2022
2029 A Notes	5.327% Senior Notes due February 2029	DDR	Double data rate DRAM
2029 B Notes	6.750% Senior Notes due November 2029	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2029 Term Loan A	Senior Term Loan A due January 2029	EUV	Extreme ultraviolet lithography
2030 Notes	4.663% Senior Notes due February 2030	HBM	High-bandwidth memory
2031 Notes	5.300% Senior Notes due January 2031	Micron	Micron Technology, Inc. (Parent Company)
2032 Green Bonds	2.703% Senior Notes due April 2032	OEM	Original equipment manufacturer
2032 Notes	5.650% Senior Notes due November 2032	Revolving Credit Facility	$3.5 billion Revolving Credit Facility due March 2030
2033 A Notes	5.875% Senior Notes due February 2033	SOFR	Secured Overnight Financing Rate
2033 B Notes	5.875% Senior Notes due September 2033	SSD	Solid state drive

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

3 | 2025 Q3 10-Q

Available Information

Investors and others should note that we announce material, non-public information through a variety of means, including our investor relations website (investors.micron.com), filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, blog posts (micron.com/about/blog), posts on X (@MicronTech), and webcasts. We use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such channels. Web links throughout this document are inactive textual references provided for convenience only, and the content on the referenced websites is not incorporated herein by reference and does not constitute a part of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as “anticipate,” “expect,” “intend,” “pledge,” “committed,” “plan,” “opportunities,” “future,” “believe”, “target,” “on track,” “estimate,” “continue,” “likely,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements regarding expected production ramp of certain products; plans to invest in research and development, including the plans to implement EUV lithography; anticipated technological developments; potential change and impact in our effective tax rate; the timing for construction, expansion, and ramping of production for our facilities, including new memory manufacturing fabs in the United States; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions and profitability in our industry; future demand for our products and factors that may impact such demand, including developments in AI; DRAM bit shipments in future periods; actions to align our NAND supply and the pace of ramp of our new technology node, fab utilization and inventories with industry demand trends; the impact of the Cyberspace Administration of China (“CAC”) decision; capital spending in 2025; the potential impact of business, economic, political, legal and regulatory developments upon our global operations, including tariffs and trade regulations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Part II. Other Information – Item 1A. Risk Factors.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Revenue	$9,301	$6,811	$26,063	$17,361
Cost of goods sold	5,793	4,979	16,244	14,485
Gross margin	3,508	1,832	9,819	2,876

Research and development	965	850	2,751	2,527
Selling, general, and administrative	318	291	891	834
Other operating (income) expense, net	56	(28)	61	(267)
Operating income (loss)	2,169	719	6,116	(218)

Interest income	135	136	350	398
Interest expense	(123)	(150)	(353)	(426)
Other non-operating income (expense), net	(68)	10	(90)	(24)
	2,113	715	6,023	(270)

Income tax (provision) benefit	(235)	(377)	(695)	172
Equity in net income (loss) of equity method investees	7	(6)	10	(11)
Net income (loss)	$1,885	$332	$5,338	$(109)

Earnings (loss) per share
Basic	$1.69	$0.30	$4.79	$(0.10)
Diluted	1.68	0.30	4.75	(0.10)

Number of shares used in per share calculations
Basic	1,118	1,107	1,114	1,104
Diluted	1,125	1,123	1,123	1,104

See accompanying notes to consolidated financial statements.
5 | 2025 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Net income (loss)	$1,885	$332	$5,338	$(109)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	149	(47)	93	(14)
Unrealized gains (losses) on investments	(3)	1	(3)	17
Pension liability adjustments	—	(1)	(1)	(2)
Other comprehensive income (loss)	146	(47)	89	1
Total comprehensive income (loss)	$2,031	$285	$5,427	$(108)

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	May 29, 2025	August 29, 2024

Assets
Cash and cash equivalents	$10,163	$7,041
Short-term investments	648	1,065
Receivables	7,436	6,615
Inventories	8,727	8,875
Other current assets	945	776
Total current assets	27,919	24,372
Long-term marketable investments	1,402	1,046
Property, plant, and equipment	44,773	39,749
Operating lease right-of-use assets	628	645
Intangible assets	426	416
Deferred tax assets	483	520
Goodwill	1,150	1,150
Other noncurrent assets	1,616	1,518
Total assets	$78,397	$69,416

Liabilities and equity
Accounts payable and accrued expenses	$8,761	$7,299
Current debt	538	431
Other current liabilities	836	1,518
Total current liabilities	10,135	9,248
Long-term debt	15,003	12,966
Noncurrent operating lease liabilities	600	610
Noncurrent unearned government incentives	603	550
Other noncurrent liabilities	1,308	911
Total liabilities	27,649	24,285

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,263 shares issued and 1,119 outstanding (1,253 shares issued and 1,109 outstanding as of August 29, 2024)	126	125
Additional capital	12,960	12,115
Retained earnings	45,559	40,877
Treasury stock, 144 shares held (144 shares as of August 29, 2024)	(7,852)	(7,852)
Accumulated other comprehensive income (loss)	(45)	(134)
Total equity	50,748	45,131
Total liabilities and equity	$78,397	$69,416

See accompanying notes to consolidated financial statements.
7 | 2025 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income (loss)	—	—	—	1,870	—	—	1,870
Other comprehensive income (loss), net	—	—	—	—	—	(87)	(87)
Stock issued under equity compensation plans	7	1	1	—	—	—	2
Stock-based compensation expense	—	—	220	—	—	—	220
Repurchase of stock – withholdings on employee equity awards	(2)	—	(19)	(188)	—	—	(207)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(132)	—	—	(132)
Balance as of November 28, 2024	1,258	$126	$12,317	$42,427	$(7,852)	$(221)	$46,797
Net income (loss)	—	—	—	1,583	—	—	1,583
Other comprehensive income (loss), net	—	—	—	—	—	30	30
Stock issued under equity compensation plans	4	—	150	—	—	—	150
Stock-based compensation expense	—	—	249	—	—	—	249
Repurchase of stock – withholdings on employee equity awards	—	—	(5)	(40)	—	—	(45)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(131)	—	—	(131)
Balance as of February 27, 2025	1,262	$126	$12,711	$43,839	$(7,852)	$(191)	$48,633
Net income (loss)	—	—	—	1,885	—	—	1,885
Other comprehensive income (loss), net	—	—	—	—	—	146	146
Stock issued under equity compensation plans	2	—	1	—	—	—	1
Stock-based compensation expense	—	—	253	—	—	—	253
Repurchase of stock – withholdings on employee equity awards	(1)	—	(5)	(34)	—	—	(39)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(131)	—	—	(131)
Balance as of May 29, 2025	1,263	$126	$12,960	$45,559	$(7,852)	$(45)	$50,748

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	(1,234)	—	—	(1,234)
Other comprehensive income (loss), net	—	—	—	—	—	52	52
Stock issued under equity compensation plans	8	—	9	—	—	—	9
Stock-based compensation expense	—	—	188	—	—	—	188
Repurchase of stock – withholdings on employee equity awards	(2)	—	(16)	(105)	—	—	(121)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(129)	—	—	(129)
Balance as of November 30, 2023	1,245	$124	$11,217	$39,356	$(7,552)	$(260)	$42,885
Net income (loss)	—	—	—	793	—	—	793
Other comprehensive income (loss), net	—	—	—	—	—	(4)	(4)
Stock issued under equity compensation plans	3	1	136	—	—	—	137
Stock-based compensation expense	—	—	213	—	—	—	213
Repurchase of stock – withholdings on employee equity awards	—	—	(2)	(22)	—	—	(24)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(130)	—	—	(130)
Balance as of February 29, 2024	1,248	$125	$11,564	$39,997	$(7,552)	$(264)	$43,870
Net income (loss)	—	—	—	332	—	—	332
Other comprehensive income (loss), net	—	—	—	—	—	(47)	(47)
Stock issued under equity compensation plans	2	—	14	—	—	—	14
Stock-based compensation expense	—	—	219	—	—	—	219
Repurchase of stock – withholdings on employee equity awards	—	—	(3)	(30)	—	—	(33)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(130)	—	—	(130)
Balance as of May 30, 2024	1,250	$125	$11,794	$40,169	$(7,552)	$(311)	$44,225

See accompanying notes to consolidated financial statements.
9 | 2025 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine Months Ended	May 29, 2025	May 30, 2024

Cash flows from operating activities
Net income (loss)	$5,338	$(109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	6,203	5,794
Stock-based compensation	722	620
Change in operating assets and liabilities:
Receivables	(123)	(2,562)
Inventories	148	(125)
Other current assets	(206)	(435)
Accounts payable and accrued expenses	38	846
Other current liabilities	(681)	769
Other	356	304
Net cash provided by operating activities	11,795	5,102

Cash flows from investing activities
Expenditures for property, plant, and equipment	(10,199)	(5,266)
Purchases of available-for-sale securities	(1,203)	(1,110)
Proceeds from government incentives	1,294	267
Proceeds from maturities and sales of available-for-sale securities	1,249	1,433
Other	(30)	(35)
Net cash used for investing activities	(8,889)	(4,711)

Cash flows from financing activities
Proceeds from issuance of debt	4,430	999
Repayments of debt	(3,604)	(1,816)
Payments of dividends to shareholders	(392)	(384)
Payments on equipment purchase contracts	—	(127)
Other	(220)	(40)
Net cash provided by (used for) financing activities	214	(1,368)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(3)	(15)

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,117	(992)
Cash, cash equivalents, and restricted cash at beginning of period	7,052	8,656
Cash, cash equivalents, and restricted cash at end of period	$10,169	$7,664

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2024.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior-period amounts to conform to current-period presentation.

Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal years 2025 and 2024 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2024.

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

11 | 2025 Q3 10-Q

Variable Interest Entities

Certain third-party special purpose entities (the “Lease SPEs”) facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. As of May 29, 2025, we had approximately $1.61 billion of finance lease liabilities and right-of-use assets under these arrangements.

Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available for sale as of the dates noted below. Cash and cash equivalents and the fair values of our available-for-sale securities, which approximated amortized costs, were as follows:

	As of May 29, 2025				As of August 29, 2024
	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$8,331	$—	$—	$8,331	$6,654	$—	$—	$6,654
Level 1(2)
Money market funds	629	—	—	629	20	—	—	20
Level 2(3)
Certificates of deposit	1,064	6	—	1,070	316	6	—	322
Corporate bonds	28	517	894	1,439	—	771	571	1,342
Asset-backed securities	—	12	442	454	—	46	433	479
Government securities	45	53	66	164	35	82	42	159
Commercial paper	66	60	—	126	16	160	—	176
	10,163	$648	$1,402	$12,213	7,041	$1,065	$1,046	$9,152
Restricted cash(4)	6				11
Cash, cash equivalents, and restricted cash	$10,169				$7,052
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of May 29, 2025 or August 29, 2024.
(4)Restricted cash is included in other current assets.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $197 million and $190 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of May 29, 2025 and August 29, 2024, respectively. For non-marketable investments, we recognized in other non-operating income (expense) a net loss of $29 million for the first nine months of 2024. The amounts recognized for the other periods presented were not material. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

Receivables

As of	May 29, 2025	August 29, 2024

Trade receivables	$5,492	$5,419
Government incentives	1,320	834
Income and other taxes	414	268
Other	210	94
	$7,436	$6,615

Inventories

As of	May 29, 2025	August 29, 2024

Finished goods	$1,223	$1,308
Work in process	6,695	6,774
Raw materials and supplies	809	793
	$8,727	$8,875

Property, Plant, and Equipment

As of	May 29, 2025	August 29, 2024

Land	$420	$284
Buildings	21,835	20,141
Equipment(1)	77,370	70,813
Construction in progress(2)	4,937	3,444
Software	1,636	1,365
	106,198	96,047
Accumulated depreciation	(61,425)	(56,298)
	$44,773	$39,749
(1)Includes costs related to equipment not placed into service of $3.40 billion as of May 29, 2025 and $3.10 billion as of August 29, 2024.
(2)Primarily includes building-related construction and tool installation.

13 | 2025 Q3 10-Q

Leases

The components of lease cost are presented below:

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Finance lease cost
Amortization of right-of-use asset	$94	$52	$231	$121
Interest on lease liability	35	18	89	48
Operating lease cost(1)	38	35	113	103
	$167	$105	$433	$272
(1)Includes short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

Nine Months Ended	May 29, 2025	May 30, 2024

Cash flows used for operating activities
Finance leases	$82	$41
Operating leases	110	98
Cash flows used for financing activities – Finance leases	218	99
Non-cash acquisitions of right-of-use assets
Finance leases	1,247	758
Operating leases	40	48

Supplemental balance sheet information related to leases was as follows:

As of	May 29, 2025	August 29, 2024

Finance lease right-of-use assets (included in property, plant, and equipment)	$3,057	$2,038
Current operating lease liabilities (included in accounts payable and accrued expenses)	72	71

Weighted-average remaining lease term (in years)
Finance leases	7	8
Operating leases	10	10
Weighted-average discount rate
Finance leases	5.30%	4.91%
Operating leases	3.69%	3.42%

As of May 29, 2025, maturities of lease liabilities by fiscal year were as follows:

	Finance Leases	Operating Leases

Remainder of 2025	$150	$23
2026	674	91
2027	652	94
2028	630	87
2029	536	82
2030 and thereafter	955	433
Less imputed interest	(490)	(138)
	$3,107	$672

The table above excludes obligations for leases that have been executed but have not yet commenced. As of May 29, 2025, excluded obligations consisted of $1.02 billion of finance lease obligations over a weighted-average period of 14 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Intangible Assets

	As of May 29, 2025			As of August 29, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$624	$(209)	$415	$683	$(278)	$405
Other	11	—	11	11	—	11
	$635	$(209)	$426	$694	$(278)	$416

In the first nine months of 2025 and 2024, we capitalized $63 million and $60 million, respectively, for product and process technology with weighted-average useful lives of 10 years. Amortization expense was $53 million and $61 million for the first nine months of 2025 and 2024, respectively. Expected amortization expense is $19 million for the remainder of 2025, $69 million for 2026, $58 million for 2027, $56 million for 2028, $48 million for 2029, and $176 million for 2030 and thereafter.

Accounts Payable and Accrued Expenses

As of	May 29, 2025	August 29, 2024

Accounts payable	$2,757	$2,726
Property, plant, and equipment	4,370	2,925
Salaries, wages, and benefits	950	1,117
Income and other taxes	397	218
Other	287	313
	$8,761	$7,299

15 | 2025 Q3 10-Q

Debt

	As of May 29, 2025					As of August 29, 2024
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2028 Notes	5.375%	5.52%	$—	$598	$598	$—	$597	$597
2029 Term Loan A	5.455%	5.49%	—	1,681	1,681	—	—	—
2029 A Notes	5.327%	5.40%	—	698	698	—	698	698
2029 B Notes	6.750%	6.54%	—	1,260	1,260	—	1,261	1,261
2030 Notes	4.663%	4.73%	—	847	847	—	847	847
2031 Notes	5.300%	5.41%	—	994	994	—	994	994
2032 Green Bonds	2.703%	2.77%	—	996	996	—	996	996
2032 Notes	5.650%	5.79%	—	496	496	—	—	—
2033 A Notes	5.875%	5.96%	—	746	746	—	745	745
2033 B Notes	5.875%	6.01%	—	892	892	—	891	891
2035 A Notes	5.800%	5.90%	—	992	992	—	—	—
2035 B Notes	6.050%	6.14%	—	1,241	1,241	—	—	—
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
2026 Term Loan A	N/A	N/A	—	—	—	49	872	921
2026 Notes	N/A	N/A	—	—	—	—	499	499
2027 Term Loan A	N/A	N/A	—	—	—	57	1,006	1,063
2027 Notes	N/A	N/A	—	—	—	—	838	838
Finance lease obligations	N/A	5.30%	538	2,569	3,107	325	1,729	2,054
			$538	$15,003	$15,541	$431	$12,966	$13,397

Debt Activity

The table below presents the effects of debt issuances and prepayment activities in the first nine months of 2025:

	Transaction Date	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuances
2035 A Notes	January 16, 2025	$1,000	$992	$992
2029 Term Loan A	January 17, 2025	1,684	1,681	1,681
2032 Notes	April 29, 2025	500	496	496
2035 B Notes	April 29, 2025	1,250	1,241	1,241
Prepayments
2026 Term Loan A	January 17, 2025	(897)	(896)	(897)
2027 Term Loan A	January 17, 2025	(1,037)	(1,035)	(1,037)
2026 Notes	February 12, 2025	(500)	(499)	(501)
2027 Notes	May 27, 2025	(900)	(854)	(900)
		$1,100	$1,126	$1,075

In 2021, we entered into fixed-to-floating interest rate swaps on the 2027 Notes with an aggregate $900 million notional amount equal to the principal amount of the 2027 Notes. The fixed-to-floating interest rate swaps were accounted for as fair value hedges, and as a result, the carrying value of our 2027 Notes reflected adjustments in fair value. In the third quarter of 2025, we settled these fixed-to-floating interest rate swaps in connection with the prepayment of the 2027 Notes. In the third quarter of 2025, we recognized a $46 million loss in other non-operating income (expense) on prepayment of the 2027 Notes.

Senior Unsecured Notes

On January 16, 2025, we issued $1.00 billion in aggregate principal amount of senior unsecured 2035 A Notes in a public offering. The 2035 A Notes bear interest at a rate of 5.80% per year and will mature on January 15, 2035.

On April 29, 2025, we issued $500 million in aggregate principal amount of senior unsecured 2032 Notes and $1.25 billion in aggregate principal amount of senior unsecured 2035 B Notes in a public offering. The 2032 Notes bear interest at a rate of 5.65% per year and will mature on November 1, 2032. The 2035 B Notes bear interest at a rate of 6.05% per year and will mature on November 1, 2035.

We may redeem each series of the 2032 Notes, the 2035 A Notes, and the 2035 B Notes (the “Senior Unsecured Notes”), in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus, in each case, accrued interest. We may also redeem any series of the Senior Unsecured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest either two or three months prior to the applicable maturity date, in accordance with the respective terms of such series.

The Senior Unsecured Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our restricted subsidiaries (which are generally domestic subsidiaries in which we own at least 80% of the voting stock and which own principal property, as defined in the indenture governing the Senior Unsecured Notes) to (1) create or incur certain liens; (2) enter into certain sale and lease-back transactions with respect to any principal property; and (3) consolidate with or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, to another entity. These covenants are subject to a number of limitations and exceptions. Additionally, if a change of control triggering event occurs, as defined in the indenture governing each series of the Senior Unsecured Notes, we will be required to offer to repurchase the Senior Unsecured Notes of such series at a price equal to 101% of the principal amount plus accrued interest up to the repurchase date.

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

17 | 2025 Q3 10-Q

The Revolving Credit Facility contains the same net leverage ratio and substantially the same other covenants as the Term Loan Agreement.

Maturities of Notes Payable and Term Loan

As of May 29, 2025, maturities of notes payable and the term loan by fiscal year were as follows:

Remainder of 2025	$—
2026	—
2027	—
2028	600
2029	2,384
2030 and thereafter	9,500
Unamortized issuance costs, discounts, and premium, net	(50)
$12,434

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas. The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor Germany, GmbH in Düsseldorf Regional Court alleging that two German patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. In rulings issued on March 7, 2024 and November 7, 2024, the Federal Patent Court in Germany declared both patents invalid. Netlist has appealed those rulings.

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees. On May 23, 2024, following a four-day trial regarding the second complaint filed by Netlist in the E.D. Tex., a jury rendered a verdict that Micron’s memory modules infringe two asserted patents – U.S. Patent No. 7,619,912 (“the ‘912 patent”) and U.S. Patent No. 11,093,417 (“the ‘417 patent”) – and found that Micron should pay $425 million for infringement of the ‘912 patent and $20 million for infringement of the ‘417 patent. Micron expects to appeal the verdict. On April 17, 2024, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision (“FWD”) finding unpatentable the sole asserted claim of the ‘912 patent. On September 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘912 patent is unpatentable to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On July 30, 2024, the USPTO issued a FWD finding unpatentable all asserted claims of the ‘417 patent. On December 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘417 patent is unpatentable to the Federal Circuit. In the case of each of the ‘912 and ‘417 patents, if the United States Court of Appeals for the Federal Circuit affirms the FWD, then the affirmed FWD will preclude any pending actions asserting infringement of such patent (including any infringement verdict that is subject to an ongoing appeal). On May 19, 2025, Netlist filed a complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by our HBM products. The complaint seeks damages, attorneys’ fees, and other equitable relief.

On January 23, 2023, Besang Inc. filed a patent infringement complaint against Micron in E.D. Tex. The complaint alleges that one U.S. patent is infringed by certain of our 3D NAND and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

On November 9, 2023, Yangtze Memory Technologies Company, Ltd. (“YMTC”) filed a patent infringement complaint against Micron and one of its subsidiaries in the U.S. District Court for the Northern District of California (“N.D. Cal.”). The complaint alleges that eight U.S. patents are infringed by certain of our 3D NAND products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On January 22, 2024, Micron Semiconductor (Shanghai) Co., Ltd. (“MSS”) was served with three patent infringement complaints filed by YMTC in Beijing Intellectual Property Court and on February 27, 2024, Micron was served with the same complaints. The complaints assert that Micron and MSS infringed three Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On July 12, 2024, YMTC filed a second complaint against Micron and its subsidiary in N.D. Cal. The second complaint alleges that eleven U.S. patents are infringed by certain of our 3D NAND and DDR5 DRAM products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On September 11, 2024, MSS was served with five patent infringement complaints filed by YMTC in Shanghai Intellectual Property Court. The complaints assert that Micron and MSS infringed five Chinese patents owned by YMTC by importing, selling, offering for sale, and assisting others to sell certain 3D NAND products and SSDs in China. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

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

19 | 2025 Q3 10-Q

Securities Class Action Matters

On January 9, 2025, a putative class action complaint was filed against Micron and certain individual officers in the U.S. District Court for the Southern District of Florida for alleged violations of the Securities Exchange Act of 1934. On April 3, 2025, the case was transferred to the United States District Court for the District of Idaho (“D. Idaho”), and on May 23, 2025, an amended complaint was filed in D. Idaho. The amended complaint alleges defendants made materially false or misleading statements during a putative class period from March 29, 2023 to December 18, 2024, regarding industry supply and demand dynamics and the demand for Micron's products, including NAND and DRAM products. The amended complaint seeks unspecified compensatory damages, attorneys’ fees and costs.

Shareholder Derivative Matters

On February 20, 2025, a shareholder derivative complaint was filed by a purported shareholder against certain individual directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in D. Idaho. On February 21, 2025, a similar related derivative complaint was filed by another purported shareholder in the same court against certain individual directors and officers of Micron. The complaints allege violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, insider trading, abuse of control, and waste of corporate assets. The complaints are based on substantially the same allegedly false or misleading statements asserted in the securities putative class action matter. The complaints seek various unspecified damages allegedly suffered by Micron, restitution, attorneys’ fees and costs and other relief, including reforms and improvements to our corporate governance and internal procedures. On April 28, 2025, the complaints were consolidated and on May 14, 2025, the consolidated complaints were stayed until the issuance of a final decision on all motions to dismiss the securities putative class action matter or a final resolution of the putative class action matter.

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

Other Matters

On June 7, 2025, YMTC filed a complaint against Micron and DCI Group AZ, LLC in the U.S. District Court for the District of Columbia. The complaint alleges that the defendants engaged in false advertising, product disparagement, and unfair competition regarding YMTC’s 3D NAND flash products in violation of the Lanham Act. The complaint seeks injunctive relief, damages, disgorgement of profits, attorneys’ fees, and costs.

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

Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” No shares were repurchased in the first nine months of 2025. Through May 29, 2025, we had repurchased an aggregate of $7.19 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

We declared and paid dividends of $0.115 per share in the first, second, and third quarters of 2025. On June 25, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 22, 2025, to shareholders of record as of the close of business on July 7, 2025.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 29, 2025 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 29, 2024	$(162)	$(8)	$39	$(3)	$(134)
Other comprehensive income (loss) before reclassifications	38	(2)	—	—	36
Amount reclassified out of accumulated other comprehensive income (loss)	106	(1)	(2)	—	103
Tax effects	(51)	—	1	—	(50)
Other comprehensive income (loss)	93	(3)	(1)	—	89
As of May 29, 2025	$(69)	$(11)	$38	$(3)	$(45)

Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of May 29, 2025		As of August 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes payable and term loans	$12,183	$12,434	$11,316	$11,343

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

21 | 2025 Q3 10-Q

Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of May 29, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,318	$118	$(19)
Cash flow commodity hedges	444	18	(45)
Fair value currency hedges	3,019	9	(1)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	4,047	31	(3)
		$176	$(68)

As of August 29, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,724	$57	$(71)
Cash flow commodity hedges	471	20	(7)
Fair value currency hedges	2,511	—	(41)
Fair value interest rate hedges	900	—	(60)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,393	18	(3)
		$95	$(182)
(1)Forward and swap contracts are measured at fair value based on market-based observable inputs, including market spot and forward rates, interest rates, and credit-risk spreads (Level 2).
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

The effects of cash flow hedging activities were as follows:

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$132	$(99)	$16	$(142)
Gain (loss) excluded from effectiveness testing in cost of goods sold	(24)	(35)	(80)	(105)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	(32)	(39)	(106)	(139)

As of May 29, 2025, we expect to reclassify $20 million of pre-tax gains related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $3.00 billion as of May 29, 2025. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

We recognized losses of $93 million and gains of $52 million for the third quarter and first nine months of 2025, respectively, for changes in the fair values of our fair value currency hedges and offsetting gains of $93 million and losses of $46 million for the third quarter and first nine months of 2025, respectively, for changes in the underlying fair values of the hedged items in other non-operating income (expense). The effects of the fair value currency hedges and the hedged items were not material for the other periods presented.

We also utilized fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The effects of fair value hedges on our consolidated statements of operations, recognized in interest expense, were not material for the periods presented. In the third quarter of 2025, we prepaid the 2027 Notes and settled the related fixed-to-floating interest rate swaps. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt”.

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

We recognized gains of $106 million and $38 million for derivative instruments without hedge accounting designation for the third quarter and first nine months of 2025, respectively. The amounts recognized in our consolidated statements of operations for the other periods presented were not material. We do not use derivative instruments for speculative purposes.

Equity Compensation Plans

As of May 29, 2025, 57 million shares of our common stock were available for future awards under our equity compensation plans, including 9 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Restricted Stock Awards activity is summarized as follows:

Nine Months Ended	May 29, 2025	May 30, 2024

Restricted stock award shares granted	11	12
Weighted-average grant-date fair value per share	$100.25	$69.02

Employee Stock Purchase Plan (“ESPP”)

For each six-month ESPP offering period that ended in the second quarter of 2025 and 2024, employees purchased 2 million shares in each period at a share price of $78.63 and $60.68, respectively.

23 | 2025 Q3 10-Q

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $109 million and $99 million was capitalized and remained in inventory as of May 29, 2025 and August 29, 2024, respectively.

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Stock-based compensation expense by caption
Cost of goods sold	$115	$80	$294	$227
Research and development	89	77	254	222
Selling, general, and administrative	59	60	165	159
	$263	$217	$713	$608

Stock-based compensation expense by type of award
Restricted stock awards	$239	$201	$643	$555
ESPP	24	16	70	53
	$263	$217	$713	$608

As of May 29, 2025, $1.73 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2029, resulting in a weighted-average period of 1.3 years.

Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

DRAM	$7,071	$4,692	$19,594	$12,277
NAND	2,155	2,065	6,251	4,862
Other (primarily NOR)	75	54	218	222
	$9,301	$6,811	$26,063	$17,361

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information” for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of May 29, 2025, our future performance obligations beyond one year were $143 million, which included customer prepayments and other contract liabilities.

As of May 29, 2025 and August 29, 2024, customer prepayments made to secure product supply in future periods and other contract liabilities were $146 million and $907 million, respectively, of which $3 million and $766 million were reported in other current liabilities, respectively. The remainder of the customer prepayments and other contract liabilities were in other noncurrent liabilities. Revenue recognized during the first nine months of 2025 from the beginning balance as of August 29, 2024 included $777 million from shipments against customer prepayments and other contract liabilities.

As of May 29, 2025 and August 29, 2024, other current liabilities included $807 million and $718 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Other Operating (Income) Expense, Net

	Quarter ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Patent license charges	$57	$—	$57	$—
Patent cross-license agreement gain	—	—	—	(200)
Other	(1)	(28)	4	(67)
	$56	$(28)	$61	$(267)

Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Income (loss) before taxes	$2,113	$715	$6,023	$(270)
Income tax (provision) benefit	(235)	(377)	(695)	172
Effective tax rate	11.1%	52.7%	11.5%	63.7%

The change in our effective tax rate for the third quarter of 2025 and the first nine months of 2025 as compared to the respective periods in 2024 was primarily due to changes in profitability.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $240 million (benefiting our diluted earnings per share by $0.21) and $623 million (benefiting our diluted earnings per share by $0.55) for the third quarter and first nine months of 2025, respectively. As a result of the low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for the third quarter and first nine months of 2024.

25 | 2025 Q3 10-Q

Earnings Per Share

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Net income (loss) – Basic and Diluted	$1,885	$332	$5,338	$(109)

Weighted-average common shares outstanding – Basic	1,118	1,107	1,114	1,104
Dilutive effect of equity compensation plans	7	16	9	—
Weighted-average common shares outstanding – Diluted	1,125	1,123	1,123	1,104

Earnings (loss) per share
Basic	$1.69	$0.30	$4.79	$(0.10)
Diluted	1.68	0.30	4.75	(0.10)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were 7 million and 10 million for the third quarter and first nine months of 2025, respectively, and were 1 million and 31 million for the third quarter and first nine months of 2024, respectively.

Segment and Other Information

Segment information reported herein is consistent with how it was reviewed and evaluated by our chief operating decision maker for the applicable time periods. Through the first nine months of 2025, we had the following four business units, which were our reportable segments:

•Compute and Networking Business Unit (“CNBU”): Includes memory products and solutions sold into the data center, PC, graphics, and networking markets.
•Storage Business Unit (“SBU”): Includes SSDs and component-level storage solutions sold into the data center, PC, and consumer markets.
•Mobile Business Unit (“MBU”): Includes memory and storage products sold into the smartphone and other mobile-device markets.
•Embedded Business Unit (“EBU”): Includes memory and storage products and solutions sold into the intelligent edge through the automotive, industrial, and consumer embedded markets.

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

	Quarter Ended		Nine Months Ended
	May 29, 2025	May 30, 2024	May 29, 2025	May 30, 2024

Revenue
CNBU	$5,069	$2,573	$14,028	$6,495
SBU	1,451	1,353	4,574	2,911
MBU	1,551	1,588	4,146	4,479
EBU	1,227	1,294	3,304	3,442
All other	3	3	11	34
Total revenue	$9,301	$6,811	$26,063	$17,361

Operating income (loss)
CNBU	$2,182	$442	$5,812	$73
SBU	(9)	76	362	(631)
MBU	217	301	604	(395)
EBU	98	124	112	133
All other	2	(2)	1	23
	2,490	941	6,891	(797)

Unallocated
Stock-based compensation	(263)	(217)	(713)	(608)
Patent license charges	(57)	—	(57)	—
Lower costs from sale of inventory written down in prior periods	—	—	—	987
Patent cross-license agreement gain	—	—	—	200
Other	(1)	(5)	(5)	—
	(321)	(222)	(775)	579

Total operating income (loss)	$2,169	$719	$6,116	$(218)

We initiated a strategic reorganization of our business units to a market segment-focused business unit structure, with AI growth opportunities in every business unit. We completed reorganization of our operations and organizational structure and began to manage operations under our new segment structure effective in the fourth quarter of 2025. As high-performance memory and storage become increasingly vital to drive the growth of AI, this business unit reorganization will allow us to stay at the forefront of innovation in each market segment through deeper customer engagement to address the dynamic needs of the industry. The changes will require us to recast our segment reporting and we will report financial results under this new structure starting with our 2025 Annual Report on Form 10-K. Under this structure, we will have the following four business units, which will be our reportable segments:

•Cloud Memory Business Unit (“CMBU”): Focused on memory solutions for large hyperscale cloud customers, and HBM for all data center customers.
•Core Data Center Business Unit (“CDBU”): Focused on memory solutions for OEM data center customers and storage solutions for all data center customers.
•Mobile and Client Business Unit (“MCBU”): Focused on memory and storage solutions for mobile and client segments.
•Automotive and Embedded Business Unit (“AEBU”): Focused on memory and storage solutions for the automotive, industrial and consumer segments.

27 | 2025 Q3 10-Q

Certain Concentrations

Revenue by market segment as a percent of total revenue, rounded to the nearest 5%, is presented in the table below:

Nine Months Ended	May 29, 2025	May 30, 2024

Data center and networking	55%	30%
Mobile	15%	25%
PC, graphics, and other	15%	25%
Intelligent edge – automotive, industrial, and consumer embedded	15%	20%
Percentages of total revenue may not total 100% due to rounding.

Revenue from one customer was 16% (primarily included in the CNBU segment) of total revenue for the first nine months of 2025. Revenue from one customer was 11% (primarily included in the MBU, EBU and CNBU segments) of total revenue for the first nine months of 2024.

CHIPS Act Funding Agreements

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho and allocated certain award funding to the second planned Idaho fab from the $6.1 billion grants previously awarded. The direct funding for up to $6.1 billion remains unchanged. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding for our fab in Manassas, Virginia. The direct funding agreement for our fab in Virginia is substantially similar to those for our fabs in Idaho and New York. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects.

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

We are permitted to make customary and ordinary course recurring dividends (and reasonable ordinary course increases thereof) consistent with our past practice. There are restrictions on our payment of special and one-time dividends during the five-year period following the Idaho and New York award date of December 9, 2024. Share repurchases are permitted during the first two years of such five-year period up to amounts specified in the funding agreements to help offset the dilutive effects of employee stock compensation or as otherwise permitted by the U.S. Department of Commerce. Share repurchases are not restricted during the final three years of such five-year period if certain financial and other conditions are satisfied.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 29, 2024. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2025 and 2024 each contain 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

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

We face intense competition in the semiconductor memory and storage markets. To remain competitive we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of inflationary pressures and regulatory uncertainty. Our success is largely dependent on obtaining returns on our R&D investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and efficient capital spending.

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

29 | 2025 Q3 10-Q

NOR: NOR products are non-volatile, re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (e.g., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently changing small data storage and is ideal for automotive, industrial, and consumer applications.

Industry Conditions

In the third quarter of 2025, DRAM revenue improved from the prior quarter due to improvements across end markets, in particular strong sequential growth in consumer-oriented and data center markets, especially for HBM products. During the first nine months of 2025 compared to the first nine months of 2024, we have shifted our supply to meet the strong demand in data center DRAM resulting in a portfolio mix weighted more towards high-growth segments. In 2024 and for the first nine months of 2025, we experienced substantial improvements in revenue, pricing, and margins as compared to 2023, reflecting demand growth, driven in part by deployment of AI, which resulted in a substantially improved industry supply and demand balance.

In the third quarter of 2025, NAND revenue improved from the prior quarter due to improvements across end markets, in particular strong bit growth in consumer-oriented markets due to reduced customer inventories. We saw reduced demand from NAND customers in the first two quarters of 2025 as customers reduced inventory to align with their end customers. We continue to prudently manage our NAND supply, including the levels of our capital investment, the pace of ramp of our new technology node, and fab utilization consistent with our demand growth.

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine Months Ended
	2025		2025		2024		2025		2024

Revenue	$9,301	100%	$8,053	100%	$6,811	100%	$26,063	100%	$17,361	100%
Cost of goods sold	5,793	62%	5,090	63%	4,979	73%	16,244	62%	14,485	83%
Gross margin	3,508	38%	2,963	37%	1,832	27%	9,819	38%	2,876	17%

Research and development	965	10%	898	11%	850	12%	2,751	11%	2,527	15%
Selling, general, and administrative	318	3%	285	4%	291	4%	891	3%	834	5%
Other operating (income) expense, net	56	1%	7	—%	(28)	—%	61	—%	(267)	(2)%
Operating income (loss)	2,169	23%	1,773	22%	719	11%	6,116	23%	(218)	(1)%

Interest income (expense), net	12	—%	(4)	—%	(14)	—%	(3)	—%	(28)	—%
Other non-operating income (expense), net	(68)	(1)%	(11)	—%	10	—%	(90)	—%	(24)	—%
Income tax (provision) benefit	(235)	(3)%	(177)	(2)%	(377)	(6)%	(695)	(3)%	172	1%
Equity in net income (loss) of equity method investees	7	—%	2	—%	(6)	—%	10	—%	(11)	—%
Net income (loss)	$1,885	20%	$1,583	20%	$332	5%	$5,338	20%	$(109)	(1)%

Total Revenue: Total revenue for the third quarter of 2025 and first nine months of 2025 was impacted by the factors described in the section titled “Industry Conditions” above.

Total revenue for the third quarter of 2025 increased 15% as compared to the second quarter of 2025 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 15% primarily due to an over 20% increase in bit shipments, partially offset by a low-single-digit percent range decrease in average selling prices primarily due to a higher consumer-oriented revenue mix.
•Sales of NAND products increased 16% primarily due to a mid-20% range increase in bit shipments, partially offset by a high-single-digit percent range decrease in average selling prices.

Total revenue for the third quarter of 2025 increased 37% as compared to the third quarter of 2024 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 51% primarily due to a mid-20% range increase in average selling prices and an increase in bit shipments in the low-20% range.
•Sales of NAND products increased 4% primarily due to a low-30% range increase in bit shipments, partially offset by a low-20% range decrease in average selling prices.

Total revenue for the first nine months of 2025 increased 50% as compared to the first nine months of 2024 due to increases in both DRAM and NAND sales.

•Sales of DRAM products increased 60% primarily due to a high-40% range increase in average selling prices and a high-single-digit percent range increase in bit shipments.
•Sales of NAND products increased 29% primarily due to a high-teen percentage range increase in bit shipments and a high-single-digit percent range increase in average selling prices.

31 | 2025 Q3 10-Q

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above. Our consolidated gross margin percentage increased to 38% for the third quarter of 2025 from 37% for the second quarter of 2025, primarily due to an improvement in margins for DRAM products, partially offset by a decrease in margins for NAND products. DRAM margins improved primarily due to an increased mix of HBM and manufacturing cost reductions driven by improvements in product and process technology. NAND margins declined primarily due to decreases in average selling prices. Our consolidated gross margin percentage improved to 38% for the third quarter of 2025 from 27% for the third quarter of 2024 and improved to 38% for the first nine months of 2025 from 17% for the first nine months of 2024. Improvements in our consolidated gross margins for the third quarter and first nine months of 2025 compared to corresponding periods of 2024 were primarily due to increases in average selling prices for DRAM products, manufacturing cost reductions, and an increased mix in sales of high-margin cloud products, particularly HBM. Our consolidated gross margin for the first nine months of 2024 reflected $987 million of benefit due to lower costs from the sale of inventories written down to their net realizable value in 2023.

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months Ended
	2025		2025		2024		2025		2024

CNBU	$5,069	54%	$4,564	57%	$2,573	38%	$14,028	54%	$6,495	37%
SBU	1,451	16%	1,392	17%	1,353	20%	4,574	18%	2,911	17%
MBU	1,551	17%	1,068	13%	1,588	23%	4,146	16%	4,479	26%
EBU	1,227	13%	1,025	13%	1,294	19%	3,304	13%	3,442	20%
All other	3	—%	4	—%	3	—%	11	—%	34	—%
	$9,301		$8,053		$6,811		$26,063		$17,361
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the third quarter of 2025 as compared to the second quarter of 2025 were as follows:

•CNBU revenue increased 11% primarily due to higher sales of HBM products, which increased nearly 50%, along with growth in our high-capacity DRAM and low-power server DRAM.
•SBU revenue increased 4% primarily due to increases in bit shipments driven by increased demand in consumer markets.
•MBU revenue increased 45% primarily due to increases in bit shipments driven by reduced customer inventories and strong demand from DRAM content growth, partially offset by declines in average selling prices for both mobile DRAM and NAND.
•EBU revenue increased 20% primarily due to increases in bit shipments driven by demand in industrial and embedded consumer markets.

Changes in revenue for each business unit for the third quarter and the first nine months of 2025 as compared to the corresponding periods of 2024 were as follows:

•CNBU revenue increased 97% and 116%, respectively, primarily due to increases in average selling prices and bit shipments driven by improved demand, particularly in cloud server markets, including HBM.
•SBU revenue increased 7% for the third quarter of 2025 as compared to the third quarter of 2024 primarily due to increases in bit shipments, partially offset by declines in average selling prices for NAND. SBU revenue increased 57% for the first nine months of 2025 as compared to the first nine months of 2024 primarily due to increases in bit shipments and average selling prices for NAND.
•MBU revenue decreased 2% for the third quarter of 2025 as compared to the third quarter of 2024 primarily due to declines in DRAM and NAND average selling prices, partially offset by increases in bit shipments. MBU revenue decreased 7% for the first nine months of 2025 as compared to the first nine months of 2024 primarily due to decreases in DRAM and NAND bit shipments, partially offset by in increases in average selling prices.
•EBU revenue decreased 5% and 4%, respectively, primarily due to declines in average selling prices, partially offset by increases in bit shipments.

Operating Income (Loss) by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months Ended
	2025		2025		2024		2025		2024

CNBU	$2,182	43%	$1,919	42%	$442	17%	$5,812	41%	$73	1%
SBU	(9)	(1)%	24	2%	76	6%	362	8%	(631)	(22)%
MBU	217	14%	60	6%	301	19%	604	15%	(395)	(9)%
EBU	98	8%	3	—%	124	10%	112	3%	133	4%
All other	2	67%	1	25%	(2)	(67)%	1	9%	23	68%
	$2,490		$2,007		$941		$6,891		$(797)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for the third quarter of 2025 as compared to the second quarter of 2025 were as follows:

•CNBU operating income increased primarily due to increases in sales of HBM products.
•SBU operating income (loss) deteriorated primarily due to declines in average selling prices, partially offset by increases in bit shipments.
•MBU operating income increased primarily due to increases in bit shipments and manufacturing cost reductions, partially offset by declines in average selling prices.
•EBU operating income increased primarily due to increases in bit shipments and manufacturing cost reductions, partially offset by declines in average selling prices.

Changes in operating income or loss for each business unit for the third quarter and the first nine months of 2025 as compared to the corresponding periods of 2024 were as follows:

•CNBU operating income improved primarily due to increases in average selling prices and increases in sales of HBM and other data center products.
•SBU operating income (loss) deteriorated for the third quarter of 2025 as compared to the third quarter of 2024 primarily due to decreases in selling prices for NAND, partially offset by increases in bit shipments and manufacturing cost reductions. SBU operating income (loss) improved for the first nine months of 2025 as compared to the first nine months of 2024 primarily due to increases in bit shipments, increases in average selling prices, and manufacturing cost reductions.
•MBU operating income decreased for the third quarter of 2025 as compared to the third quarter of 2024 primarily due to declines in selling prices, partially offset by increases in bit shipments and manufacturing cost reductions. MBU operating income (loss) improved for the first nine months of 2025 as compared to the first nine months of 2024 primarily due to increases in average selling prices and manufacturing cost reductions, partially offset by decreases in bit shipments.
•EBU operating income decreased primarily due to decreases in average selling prices, partially offset by increases in bit shipments and manufacturing cost reductions.

We initiated a strategic reorganization of our business units to a market segment-focused business unit structure, with AI growth opportunities in every business unit. We completed reorganization of our operations and organizational structure and began to manage operations under our new segment structure effective in the fourth quarter of 2025. The changes will require us to recast our segment reporting and we will report financial results under this new structure starting with our 2025 Annual Report on Form 10-K. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”

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
33 | 2025 Q3 10-Q

R&D expenses for the third quarter of 2025 increased 7% as compared to the second quarter of 2025 primarily due to an increase in employee compensation and higher volumes of development and pre-qualification wafers. R&D expenses for the third quarter of 2025 increased 14% as compared to the third quarter of 2024 primarily due to an increase in employee compensation and higher volumes of development and pre-qualification wafers. R&D expenses for the first nine months of 2025 increased 9% as compared to the first nine months of 2024 primarily due to increases in employee compensation and depreciation expense, partially offset by lower volumes of development and pre-qualification wafers.

Selling, General, and Administrative: SG&A expenses for the third quarter of 2025 increased 12% as compared to the second quarter of 2025 primarily due to an increase in employee compensation. SG&A expenses for the third quarter and first nine months of 2025 increased 9% and 7%, respectively, as compared to the corresponding periods of 2024 primarily due to an increase in employee compensation.

Other Operating (Income) Expense, Net: See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Operating (Income) Expense, Net.”

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine Months Ended
	2025	2025	2024	2025	2024

Income (loss) before taxes	$2,113	$1,758	$715	$6,023	$(270)
Income tax (provision) benefit	(235)	(177)	(377)	(695)	172
Effective tax rate	11.1%	10.1%	52.7%	11.5%	63.7%

The change in our effective tax rate for the third quarter of 2025 as compared to the second quarter of 2025 was primarily due to discrete items related to tax return filings during the second quarter of 2025. The change in our effective tax rate for the third quarter of 2025 and the first nine months of 2025 as compared to the respective periods in 2024 was primarily due to changes in profitability.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $240 million (benefiting our diluted earnings per share by $0.21) for the third quarter of 2025, $171 million (benefiting our diluted earnings per share by $0.15) for the second quarter of 2025, and $623 million (benefiting our diluted earnings per share by $0.55) for the first nine months of 2025, respectively. As a result of the low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for the periods presented for 2024.

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

Other: Further information related to our operating expenses and other can be found in “Item 1. Financial Statements – Notes to Consolidated Financial Statements”:

•Debt
•Equity Compensation Plans

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $12.21 billion as of May 29, 2025, and $9.15 billion as of August 29, 2024. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of May 29, 2025, $4.80 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes as well as to refinance our existing indebtedness, including the issuance of securities. As of May 29, 2025, $3.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives, which are subject to various conditions and may not be obtained.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures in 2025 for property, plant, and equipment, net of proceeds from government incentives, to be approximately $14 billion. Actual amounts for 2025 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of May 29, 2025, we had purchase obligations of approximately $1.69 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases,” and “ – Debt.”

To support projected memory demand in the second half of the decade, we will need to add new DRAM wafer capacity. Following the enactment of the CHIPS Act, we announced plans to invest in leading-edge memory manufacturing sites in Idaho and New York, based on CHIPS Act support through grants and investment tax credits.

As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with first DRAM wafer output projected in the second half of calendar 2027. In June 2025, in connection with certain amendments to our CHIPS Act agreements, we announced plans for a second leading-edge memory manufacturing fab in Idaho to serve growing market demand fueled by AI.

Our announced plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We expect site preparation to begin in calendar 2025, with production anticipated to ramp after the completion of the second Idaho fab. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho and allocate certain award funding to the second planned Idaho fab from the $6.1 billion grants previously awarded. The direct funding for up to $6.1 billion remains unchanged. We elected not to pursue the federal loans previously disclosed as included in the non-binding preliminary memorandum of terms for the Boise, Idaho and Clay, New York fabs. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the U.S. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.”

In addition to the CHIPS Act direct funding, we receive a 25% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. We have also signed a non-binding term sheet with the State of
35 | 2025 Q3 10-Q

New York that provides for up to $5.5 billion in funding for the planned four-fab facility over the next 20-plus years through a combination of tax credits for qualified capital investments and incentives for eligible new job wages.

Additionally, we have established cleanroom space within our existing manufacturing fab in Hiroshima, Japan, and have recently received the EUV lithography tool that will support production of advanced DRAM. We are expanding our production capacity in Taiwan for DRAM and HBM products to meet rising market demand. We also continue to advance our global back-end assembly and test network in order to support our product portfolio and extend our ability to deliver on global customer demand in the future. We are expanding our existing assembly and test facility in Xi’an, China, to provide space to add more product capability, to allow us over time to serve more of the demand from our customers in China. Construction is also progressing for the assembly and test facility in Gujarat, India to address demand in the latter half of this decade. In January 2025, we broke ground on an HBM advanced packaging facility in Singapore to meaningfully expand our total advanced packaging capacity beginning in calendar 2027.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. Through May 29, 2025, we had repurchased an aggregate of $7.19 billion of the authorized amount. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.”

On June 25, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on July 22, 2025, to shareholders of record as of the close of business on July 7, 2025. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors’ decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

Nine Months Ended	May 29, 2025	May 30, 2024

Net cash provided by operating activities	$11,795	$5,102
Net cash used for investing activities	(8,889)	(4,711)
Net cash provided by (used for) financing activities	214	(1,368)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	(3)	(15)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,117	$(992)

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the first nine months of 2025 as compared to the first nine months of 2024 was primarily due to net income in the current year adjusted for non-cash items and the effect of changes in receivables, partially offset by a decrease in other current liabilities.

Investing Activities: For the first nine months of 2025, net cash used for investing activities consisted primarily of $10.20 billion of expenditures for property, plant, and equipment; partially offset by $1.29 billion received from government incentives to offset capital expenditures and $46 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

For the first nine months of 2024, net cash used for investing activities consisted primarily of $5.27 billion of expenditures for property, plant, and equipment; partially offset by $267 million received from government incentives to offset capital expenditures and $323 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first nine months of 2025, net cash provided by financing activities consisted primarily of $1.68 billion of proceeds from the issuance of the 2029 Term Loan A; approximately $1.25 billion of proceeds from the issuance of the 2035 B Notes; approximately $1.00 billion of proceeds from the issuance of the 2035 A Notes; and $499 million of proceeds from the issuance of the 2032 Notes; partially offset by $3.60 billion of repayments of debt, which included the prepayment of the 2026 Notes, 2026 Term Loan A, 2027 Notes, and 2027 Term Loan A borrowings; and $392 million for payments of dividends to shareholders. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

For the first nine months of 2024, net cash used for financing activities consisted primarily of $1.82 billion of repayments of debt, which included the prepayment of the 2024 Term Loan A and the 2025 Term Loan A borrowings; $384 million for payments of dividends to shareholders; and $127 million of payments on equipment purchase contracts; partially offset by approximately $1.00 billion of proceeds from the issuance of the 2031 Notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 29, 2024. There have been no material changes to our market risk during the nine months ended May 29, 2025.

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

During the third quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37 | 2025 Q3 10-Q

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
39 | 2025 Q3 10-Q

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
•higher costs of goods and services due to, among other things, inflationary pressures, regulatory actions, including tariffs or trade restrictions, increased input costs, or market conditions; and
•higher manufacturing costs per gigabit due to fabrication facility underutilization, lower wafer output, and insufficient volume to run new technology nodes to achieve cost optimization.

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
•public perception of governments in the regions where we operate;
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
•loss of market share in foreign jurisdictions resulting from political and regulatory uncertainty regarding possible trade restrictions, domestic sourcing initiatives, or other government actions;
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

41 | 2025 Q3 10-Q

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

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Kioxia Holdings Corporation; Samsung Electronics Co., Ltd.; SK hynix Inc.; Sandisk Corporation; Yangtze Memory Technologies Co., Ltd. (“YMTC”); and ChangXin Memory Technologies, Inc. (“CXMT”). Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may have a larger market share and greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio. Alternatively, new entrants into memory and storage market could have a significant adverse impact on our competitive position. We operate in different jurisdictions than our competitors and may be impacted by unfavorable changes in currency exchange rates, import/export restrictions, and other trade regulations, including tariffs.

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
•we will accurately predict and design products that meet our customers’ specifications; or
•we will be able to introduce new products into the market and qualify them with our customers on a timely basis.

43 | 2025 Q3 10-Q

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

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. However, there is no guarantee that such government incentives and benefits will continue to be available in the future on the same terms, terms that are acceptable to us or at all and existing incentives could be modified or terminated by government authorities. In addition, we have discretion in the timing of use of certain of these incentives. If we choose to exercise such discretion due to the cyclicality of our business or other factors, we may not be able to fully utilize these incentives. Our future business plans may be impacted by obtaining these government incentives, which may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. Failure to achieve such milestones could result in up to all of certain incentives being clawed back, in some cases along with interest and/or loss of project assets. In some cases, these incentives have additional terms and conditions regarding our business operations or governance that are required to be satisfied as a condition to receive incentives or disbursements. Compliance with these terms and conditions may add complexity to our operations and increase our costs and failure to comply could result in termination of incentive programs or clawbacks of incentive amounts received, in some cases along with interest and/or loss of project assets.

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

45 | 2025 Q3 10-Q

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

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

Downturns or ongoing adverse conditions in regional or worldwide economies, due to inflation, geopolitics, changes in government borrowing or spending, trade disputes, major central bank policy actions including interest rate increases, public health crises, or other factors, have harmed our business in the past and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for memory and storage products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels or are impacted by a deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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

47 | 2025 Q3 10-Q

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

In the first nine months of 2025, over half of our total revenue came from our top ten customers. On end markets, approximately one-half of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, or in the overall data center end market, could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See “Part I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Certain Concentrations.”

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
49 | 2025 Q3 10-Q

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

We and many of our customers have adopted responsible sourcing programs that require us to meet certain sustainability, governance, or other criteria, and to periodically report on our performance against these requirements, including that we source the materials, supplies, and services we use and incorporate into the products we sell as prescribed by these programs. Many customer programs require us to remove a supplier within a prescribed period if such supplier ceases to comply with prescribed criteria, and our supply chain may at any time contain suppliers at risk of being removed due to non-compliance with responsible sourcing requirements. Some of our customers may elect to disqualify us as a supplier (resulting in a permanent or temporary loss of sales to such customer) or reduce purchases from us if we are unable to verify that our performance or products (including the underlying supply chain) meet the specifications of our customers’ responsible sourcing programs on a continuous basis. Meeting responsible sourcing requirements may increase operating requirements and costs or limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. From time to time, we remove suppliers or require our suppliers to remove suppliers from their supply chains based on our responsible sourcing requirements or customer requirements, and we or our suppliers may be unable to replace such removed suppliers in a timely or cost-effective manner. Any inability to replace removed suppliers in a timely or cost-effective manner may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products. Our inability to replace suppliers we have removed in a timely or cost-effective manner or comply with customers’ responsible sourcing requirements or with any related regulations could have a material adverse effect on our business, results of operations, or financial condition.

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
51 | 2025 Q3 10-Q

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
53 | 2025 Q3 10-Q

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

We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions have resulted in new and proposed export controls associated with products, including those that support or enable AI applications, which could, in turn, restrict future sales of certain products to China or other markets, or restrict our ability to obtain equipment, components, and raw materials. Similarly, new and proposed tariffs in the U.S., China, or other markets on products, materials, and equipment may increase our selling costs, thus impacting demand for our products. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development (“OECD”). Nearly all European Union member states have enacted the Pillar Two legislation, which will be effective for us in 2025. We do not expect these enacted laws to materially impact our effective tax rate for 2025. On November 27, 2024, Singapore enacted legislation to implement Pillar Two, which will apply to us starting in 2026. While we are still evaluating the impacts, we expect our effective tax rate for 2026 to be in the high-teens percentage range. We continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

55 | 2025 Q3 10-Q

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of May 29, 2025, we had debt with a carrying value of $15.54 billion and may incur additional debt, including under our $3.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

57 | 2025 Q3 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – CHIPS Act Funding Agreements.” During the quarter ended May 29, 2025, we did not repurchase any common stock under the authorization and as of May 29, 2025, $2.81 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the third quarter of 2025, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

February 28, 2025	–	March 27, 2025	—	$—	—
March 28, 2025	–	April 24, 2025	38,763	70.20	—
April 25, 2025	–	May 29, 2025	—	—	—
			38,763		—	$2,806

59 | 2025 Q3 10-Q

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

On April 21, 2025, Michael Ray, our Senior Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 31,859 shares of our common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the restricted stock units subject to the trading plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is October 16, 2025, and subsequent sales under the trading arrangement may occur from time to time for the duration of the trading arrangement until April 22, 2026, or earlier if all transactions under the trading arrangement are completed.

On April 22, 2025, Mark Murphy, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 162,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is July 22, 2025, and subsequent sales under the trading arrangement may occur from time to time for the duration of the trading arrangement until April 30, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Amended and Restated Bylaws of Registrant as of October 28, 2024		8-K		3.1	10/30/24
4.1	Tenth Supplemental Indenture, dated as of April 29, 2025, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/29/25
4.2	Form of Note for Micron Technology, Inc.’s 5.65% Senior Notes due 2032 (included in Exhibit 4.1)		8-K		4.3	4/29/25
4.3	Form of Note for Micron Technology, Inc.’s 6.05% Senior Notes due 2035 (included in Exhibit 4.1)		8-K		4.4	4/29/25
10.1	Credit Agreement, dated as of March 12, 2025, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q		10.10	3/21/25
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

61 | 2025 Q3 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date	June 25, 2025	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)