Form 10-K
period 2025-08-28
MICRON TECHNOLOGY INC
filed 2025-10-03
CIK 723125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $85.7 billion based on the closing price reported on the Nasdaq Global Select Market on February 27, 2025. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock were excluded as they may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of September 26, 2025 was 1,122,466,035.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Fiscal 2025 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended August 28, 2025, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Micron corporate profile

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

Global product portfolio

DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages

Founded on October 5, 1978

Headquartered in Boise, Idaho, USA

$37.4B
FY25 annual revenue

170
On the 2025 Fortune 500

~60,000
Patents granted and growing*

30+
Major cities with Micron offices*

13
Manufacturing sites and 13 customer labs*

~53,000
Team members*

* Micron data as of August 28, 2025

Media inquiries
corpcomms@micron.com
productandtechnology@micron.com

Government inquiries
govaffairs@micron.com

Investor inquiries
investorrelations@micron.com

Connect with us on micron.com

© 2025 Micron Technology, Inc. Micron, the Micron logo, the M logo, Intelligence Accelerated™, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners.

micron

OUR VISION

OUR MISSION

Be a global leader in memory and storage solutions

OUR VALUES

People

We care about each other

Innovation

We develop solutions that shape the world's future

Tenacity

Nothing shakes our resolve

Collaboration

We work as one team

Customer focus

We win by knowing our customers

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, acronyms, or terms that are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2024 Term Loan A	Senior Term Loan A due October 2024, repaid January 2024	2035 B Notes	6.050% Senior Notes due November 2035
2025 Term Loan A	Senior Term Loan A due November 2025, repaid May 2024	2041 Notes	3.366% Senior Notes due November 2041
2026 Notes	4.975% Senior Notes due February 2026, repaid February 2025	2051 Notes	3.477% Senior Notes due November 2051
2026 Term Loan A	Senior Term Loan A due November 2026, repaid January 2025	AI	Artificial intelligence
2027 Notes	4.185% Senior Notes due February 2027, repaid May 2025	CAC	China’s Cyberspace Administration
2027 Term Loan A	Senior Term Loan A due November 2027, repaid January 2025	CHIPS Act	U.S. CHIPS and Science Act of 2022
2028 Notes	5.375% Senior Notes due April 2028	DDR	Double data rate DRAM
2029 A Notes	5.327% Senior Notes due February 2029	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2029 B Notes	6.750% Senior Notes due November 2029	EUV	Extreme ultraviolet lithography
2029 Term Loan A	Senior Term Loan A due January 2029	HBM	High-bandwidth memory
2030 Notes	4.663% Senior Notes due February 2030	Micron	Micron Technology, Inc. (Parent Company)
2031 Notes	5.300% Senior Notes due January 2031	NRV	Net realizable value
2032 Green Bonds	2.703% Senior Notes due April 2032	OEM	Original equipment manufacturer
2032 Notes	5.650% Senior Notes due November 2032	R&D	Research and development
2033 A Notes	5.875% Senior Notes due February 2033	Revolving Credit Facility	$3.5 billion Revolving Credit Facility due March 2030
2033 B Notes	5.875% Senior Notes due September 2033	SOFR	Secured Overnight Financing Rate
2035 A Notes	5.800% Senior Notes due January 2035	SSD	Solid state drive
Micron, Crucial, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2025, 2024, and 2023 each contained 52 weeks.

5 | 2025 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as “anticipate,” “expect,” “intend,” “pledge,” “committed,” “plan,” “opportunities,” “future,” “believe,” “target,” “on track,” “estimate,” “continue,” “likely,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements regarding expected production ramp of certain products; plans to invest in research and development, including the plans to implement EUV lithography; anticipated technological developments; potential change and impact in our effective tax rate; the timing for construction, expansion, and ramping of production for our facilities, including new memory manufacturing fabs in the United States; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions and profitability in our industry; future demand for our products and factors that may impact such demand, including developments in AI; DRAM bit shipments in future periods; actions to align our NAND business supply growth and technology node cadence with our projections of the demand environment; the impact of the Cyberspace Administration of China (“CAC”) decision; capital spending in 2026; the potential impact of business, economic, political, legal, and regulatory developments upon our global operations, including tariffs and trade regulations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Part I, Item 1A. Risk Factors.

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

We manufacture our products at wholly-owned facilities and also utilize subcontractors for certain manufacturing processes. Our global network of manufacturing centers of excellence not only allows us to benefit from scale while streamlining processes and operations, but it also brings together some of the world’s brightest talent to work on the most advanced memory technology. Centers of excellence bring expertise together in one location, providing an efficient support structure for end-to-end manufacturing, with quicker cycle times, in partnership with teams, such as R&D, product development, human resources, procurement, and supply chain. For our locations in Singapore and Taiwan, this is also a combination of bringing fabrication and back-end manufacturing together. We continue to make significant investments to develop proprietary product and process technology, which generally increases bit density per wafer and reduces per-bit manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

We face intense competition in the semiconductor memory and storage markets. To remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of inflationary pressures, changing technologies, rapid market changes, and regulatory uncertainty. Our success is largely dependent on obtaining returns on our R&D investments, efficient utilization of our manufacturing infrastructure, development and integration of advanced product and process technologies, market acceptance of our diversified portfolio of semiconductor-based memory and storage solutions, and efficient capital spending.

Business Segments

In the fourth quarter of 2025, we reorganized our business units. All prior-period segment amounts have been retrospectively adjusted to reflect this reorganization. We have the following four business units, which are our reportable segments:

•Cloud Memory Business Unit (“CMBU”): Focused on memory solutions for large hyperscale cloud customers, and HBM for all data center customers.
•Core Data Center Business Unit (“CDBU”): Focused on memory solutions for mid-tier cloud, enterprise, and OEM data center customers and storage solutions for all data center customers.
•Mobile and Client Business Unit (“MCBU”): Focused on memory and storage solutions for the mobile and client segments.
•Automotive and Embedded Business Unit (“AEBU”): Focused on memory and storage solutions for the automotive, industrial, and consumer segments.

7 | 2025 10-K

Products, Market, and Sales

Product Technologies

Our product portfolio of memory and storage solutions, advanced solutions, and storage platforms is based on our high-performance semiconductor memory and storage technologies, including DRAM, NAND, and NOR. We sell our products through our business units into various markets in numerous forms, including components, modules, SSDs, managed NAND, multi-chip packages, and wafers. Many of our system-level solutions combine NAND, a controller, firmware, and in some cases DRAM.

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in the data center, client PC, graphics, industrial, mobile, and automotive markets.

In 2025, we began shipping the industry’s first 1γ (1-gamma) production node, which is our first DRAM node incorporating EUV lithography and offers further improvements in power efficiency, performance, and bit density compared to our prior DRAM node products. The majority of our DRAM bit production in 2025 was on our leading-edge 1ß (1-beta) node.

High-Bandwidth Memory (“HBM”): A 3D stacked DRAM architecture that utilizes through-silicon via (“TSV”) connections for more efficient communication giving it the ability to achieve a higher bandwidth while consuming less power compared to other memory types. This makes it ideal for applications that require high data throughput and energy efficiency, such as AI applications and high-performance computing.

Double Data Rate (“DDR”): DDR memory transfers data twice per clock cycle resulting in improved speeds, power efficiency, and storage density. DDR5 is the fifth generation of this technology and offers the critical improvements in bandwidth and power efficiency necessary to meet the growing needs of high-performance computing, AI, and data-intensive applications.

Low-Power DRAM (“LPDDR”): Engineered for mobile devices and applications requiring low power consumption. LPDDR products generally operate at a lower voltage than standard DRAM products and are beneficial to any power conscious application. The benefits of LPDDR memory are being realized by many market segments, including mobile, PC, automotive, and data center.

Graphics DRAM (“GDDR”): High-performance memory solution designed for graphics cards, gaming consoles, and high-performance computing applications. GDDR memory is optimized for high-bandwidth workloads encountered by graphics processing units, offering faster data rates and efficient data processing capabilities.

Total reported DRAM revenue was $28.58 billion in 2025, $17.60 billion in 2024, and $10.98 billion in 2023.

NAND: NAND products are non-volatile, re-writeable semiconductor storage devices that provide high-capacity, low-cost storage with a variety of performance characteristics. NAND is used in SSDs for the data center, client PC, consumer, and automotive markets, and in removable storage markets. Managed NAND is used in smartphones and other mobile devices, and in the consumer, automotive, and embedded markets. Low-density NAND is ideal for applications like automotive, surveillance, machine-to-machine, automation, printer, and home networking.

In 2024, we began volume production of Micron G9 NAND, representative of the industry's ninth-generation 3D NAND node. The majority of our NAND bit production in 2025 was on leading-edge Micron G8 and G9 NAND nodes. Our NAND Flash includes triple-level cell (“TLC”) and quad-level cell (“QLC”), each with varying levels of storage density, performance, and endurance.

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

Managed NAND: Managed NAND combines NAND flash with a sophisticated controller and firmware in a single package. This integration allows the memory to manage itself, handling tasks like wear leveling, bad block management, and error correction internally, freeing the host system from these tasks. Products such as embedded MultiMediaCards (“e.MMC”) and universal flash storage (“UFS”) offer solutions that are compact and reliable, making them widely used across the mobile, automotive, and industrial markets.

Multi-Chip Packages (“MCPs”): Designed to provide high-performance, compact, and efficient memory solutions by integrating multiple types of memory, generally LPDDR and NAND, into a single package. MCPs are used in embedded internet of things (“IoT”) applications, automotive systems, mobile devices, and industrial devices where space and power efficiency are critical.

Total reported NAND revenue was $8.50 billion in 2025, $7.23 billion in 2024, and $4.21 billion in 2023.

NOR: NOR products are non-volatile, re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (e.g., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently changing small data storage and is ideal for automotive, industrial, and consumer applications.

Products by Business Unit and Market

Cloud Memory Business Unit (“CMBU”)

CMBU is focused on memory solutions for large hyperscale cloud customers, and HBM for all data center customers. In addition to HBM, CMBU sales include DDR, LPDDR, and GDDR.

Data Center: CMBU sales to the data center end market are driven by server demand across the cloud market and includes our portfolio of HBM, high-capacity dual in-line memory modules (“DIMMs”), and low-power server DRAM solutions.

Overall cloud growth continues to be driven by the shift of both infrastructure and workloads from on-premises to the cloud. Cloud-native workloads are driving growth through use cases such as AI-enabled intelligent edge devices and augmented reality platforms that store and access data in the cloud or rely on the cloud for compute capability. Cloud servers supporting AI and data-centric workloads require significantly increasing quantities of DRAM, including HBM, and NAND as the task of turning data into insight becomes increasingly memory-centric.

In 2024, we began volume production of our 8-high 24GB HBM3E with increased bandwidth and superior power efficiency enabled by our advanced 1β process node. In the fourth quarter of 2025, HBM3E 12-high represented the majority of our HBM shipments. This enhanced version of HBM delivers faster data rates, improved thermal response, and a higher monolithic die density within the same package footprint as previous generations. In 2025, we delivered samples of HBM4 36GB 12-high to multiple key customers to power next-generation AI platforms.

As modern servers pack more processing cores into central processing units (“CPUs”), the memory bandwidth per CPU core has been decreasing. Our DDR5 alleviates this bottleneck by providing higher bandwidth than previous generations, enabling improved performance and scaling. In 2024, we qualified and began shipping our 128GB DDR5 server module, built on a monolithic 32GB DRAM die and powered by our 1ß node. This innovative product provides an industry alternative to existing 3D TSV-based solutions to address the rigorous speed and capacity demands of memory-intensive generative AI applications. In 2025, we began volume production of LPDDR5 in a small outline compression attached memory module (“SOCAMM”) form factor to enable easier server manufacturability and serviceability and to help drive broader LPDDR adoption in the server market.
9 | 2025 10-K

Total reported CMBU revenue was $13.52 billion in 2025, $3.79 billion in 2024, and $1.87 billion in 2023. CMBU sales to the data center market in 2025 consisted primarily of our HBM, DDR5 and DDR4, LPDDR5, and GDDR6 products.

Core Data Center Business Unit (“CDBU”)

CDBU is focused on memory solutions for mid-tier cloud, enterprise, and OEM data center customers and storage solutions for all data center customers, including data center SSDs and NAND components.

Data Center DRAM: CDBU sales to OEM data center customers are driven by server and storage demand to support mid-tier cloud and enterprise customers, and our sales consisted primarily of DDR5 and DDR4.

Data Center SSDs and NAND: The rapid proliferation of AI, cloud computing, and big data are fueling demand for high-performance and high-capacity storage in data centers. In 2025, we qualified and began shipping our 9550 series SSD to meet the growing demands of AI, high-performance computing, and many other workloads. This fully integrated solution enables improved performance, power efficiency, and security features for data center operators. In 2025, we also qualified and began shipping our 6550 ION SSD, which delivers lower power while providing better performance and better data center footprint efficiency with more density per rack for data centers. Both products utilized Micron’s G8 NAND and internally designed and vertically integrated engineering capability consisting of a controller, firmware, NAND, and DRAM. We also strengthened our portfolio with our first G9-based data center products, including our PCIe Gen6 SSDs.

Total reported CDBU revenue was $7.23 billion in 2025, $4.98 billion in 2024, and $2.12 billion in 2023. CDBU sales to the data center SSD market in 2025 consisted primarily of our 5400, 6500 ION, 7450, 7500, and 9550 series SSDs. CDBU sales also included sales of our DDR5 and DRR4 and component NAND sales of QLC and TLC.

Mobile and Client Business Unit (“MCBU”)

MCBU is focused on memory and storage solutions for the mobile and client segments. Additionally, MCBU sales include our Crucial-branded SSDs and DRAM sold to the consumer market and component DRAM and NAND sales of TLC and QLC.

Mobile: Consists of memory and storage products sold into the smartphone and other mobile-device markets, including discrete NAND, DRAM, and managed NAND products. MCBU offers a portfolio of MCPs and managed NAND, including products which combine e.MMC/UFS solutions with LPDDR, along with a suite of unique firmware features designed for next-generation smartphones and to accelerate AI applications in the mobile market.

The proliferation of smartphones, tablets, and other mobile devices continues to increase the demand for memory chips, while AI adoption in such devices continues to be a strong driver for mobile DRAM content growth. These devices require high-performance memory to support various applications, from gaming to productivity. Smartphones offer tremendous potential for personalized AI capabilities that offer greater security and responsiveness when executed on the device. Enabling these on-device AI capabilities is driving increased memory and storage capacity needs and increasing demand for new value-add solutions.

We are focused on providing solutions to the high-end smartphone segments, leveraging our 1ß and 1γ technology nodes for LPDDR5X. In 2025, we began shipping qualification samples of our first LPDDR5X memory built on the 1γ node, engineered to accelerate AI applications on flagship smartphones, and delivering a faster speed grade while reducing power consumption, all in an ultrathin form factor ideal for mobile.

Client: Our products sold to the client PC market support both commercial and consumer PC unit growth. The next generation PCs contain high-performance neural processing chipsets, as well as AI. These devices have significantly more DRAM content than today’s average PC.

Client and Consumer SSDs: The next generation PCs contain high-performance neural processing chipsets, as well as AI capabilities, and require higher performance and higher average capacity SSDs than traditional PCs. Our client SSDs, targeted for leading personal computer OEMs, have mostly replaced hard disk drives used in notebooks, desktops, workstations, and other consumer applications, and deliver high performance, power efficiency, security, and capacity. In 2025, we began shipping Micron G9 QLC-based NAND in client SSDs designed for OEMs featuring our proprietary Adaptive Write Technology, which enables faster write performance for improved AI-driven applications and an optimized user experience.

Total reported MCBU revenue was $11.86 billion in 2025, $11.67 billion in 2024, and $7.39 billion in 2023. MCBU sales to the mobile market in 2025 consisted primarily of LPDDR5 and LPDDR4 DRAM and managed NAND solutions. MCBU sales to the client and consumer SSD markets in 2025 consisted primarily of our 2500, 2550, 2650, and 3500 series SSDs and our Crucial-branded BX500 SATA SSDs and P3 Plus PCIe SSDs. MCBU sales also included component NAND sales of TLC and QLC.

Automotive and Embedded Business Unit (“AEBU”)

AEBU is focused on memory and storage solutions for the automotive, industrial, and consumer segments sold into the intelligent edge, including discrete and module DRAM, discrete NAND, managed NAND, SSDs, and NOR. The intelligent edge refers to the continually growing set of connected systems and devices where data is analyzed and aggregated closest to where it is captured. Intelligent devices, those using AI for inference at the edge, are now more self-contained and do not need to connect to the cloud to run their algorithms.

Automotive: Improvements in autonomous driving, advanced driver-assistance systems, in-vehicle infotainment systems, advanced robotaxi platforms, and AI technologies continue to increase the requirements for high-performing memory and storage products, with higher reliability requirements for leading-edge products. Automotive memory and storage products enable connected, advanced infotainment systems with increasingly larger and higher definition displays and support improved voice and gesture control. Adoption of Level 2 and 3 advanced driver-assistance systems capabilities continue to gain momentum, further expanding content per vehicle. Our products enable increasingly advanced vision- and sensor-based automated systems to support driver assistance solutions and vehicle safety. In 2025, we announced the production readiness of our first automotive LPDDR5X DRAM product that supports the increasing performance requirements of AI-driven applications in vehicles. Additionally, our 4150 SSD became our first enterprise SSD product that is automotive-qualified and is now sampling at target customers, further reinforcing our commitment to innovation and leadership in this important market.

Industrial: Growing adoption of IoT devices, automation, machine-to-machine communication, and smart infrastructure across sectors, such as manufacturing, transportation, surveillance, and retail, is driving demand for industrial memory solutions. High-reliability and high-performance memory solutions are critical for these applications.

Consumer Embedded: Embedded memory and storage solutions are used in a diverse set of consumer products, including service provider and IP set-top boxes, digital home assistants, digital still and video cameras, home networking, ultra-high-definition televisions, augmented reality and virtual reality headsets. Our embedded memory and storage solutions enable intelligent edge devices in the consumer products market to store, connect, and transform information in the IoT.

Total reported AEBU revenue was $4.75 billion in 2025, $4.63 billion in 2024, and $4.14 billion in 2023. In 2025, AEBU sales to the automotive, industrial, and consumer embedded markets consisted primarily of LPDDR5 and LPDDR4, managed NAND, DDR4 and DDR3, and GDDR6 products.

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

11 | 2025 10-K

Our semiconductor memory and storage products are offered under our Micron and Crucial brand names and through private labels. We market our semiconductor memory and storage products primarily through our own direct sales force and maintain sales or representative offices to support our worldwide customer base. Our products are also offered through distributors, retailers, and independent sales representatives. Our distributors carry our products in inventory and typically sell a variety of other semiconductor products, including our competitors’ products. Our independent sales representatives obtain orders, subject to final acceptance by us, and we then make shipments against these orders directly to customers or through our distributors. We sell our Crucial-branded products through a web-based customer-direct sales channel, as well as through channel and distribution partners. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products.

Due to volatile industry conditions, our customers are generally reluctant to enter into long-term, fixed-price purchase contracts. We typically enter into long-term agreements with our customers with acknowledgment that pricing, quantity, and other terms will be periodically negotiated to reflect market conditions and our customers’ demand for our products.

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. For other information regarding our concentrations and customers, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 28. Certain Concentrations.

Competitive Conditions

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Samsung Electronics Co., Ltd.; SK hynix Inc.; Kioxia Holdings Corporation; Sandisk Corporation; ChangXin Memory Technologies, Inc. (“CXMT”); and Yangtze Memory Technologies Co., Ltd. (“YMTC”). Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may operate in jurisdictions with lower labor and compliance costs and may have a larger market share and greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio. Alternatively, new entrants into the memory and storage market could have a significant adverse impact on our competitive position. We operate in different jurisdictions than our competitors and may be impacted by unfavorable changes in currency exchange rates, import/export restrictions, and other trade regulations, including tariffs.

In addition, governments have provided, and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. As a result, we face the threat of increasing competition and DRAM and NAND oversupply due to significant investment in the semiconductor industry, including by the Chinese government and various state-owned or affiliated entities, such as CXMT and YMTC. In addition, the May 2023 decision by China’s Cyberspace Administration (the “CAC”) that critical information infrastructure operators in China may not purchase Micron products had an adverse impact on our ability to compete effectively in China and elsewhere.

We intend to advance our process technology to increase bit output per wafer, improve yields, and increase wafer supply. In addition, our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to construct new fabrication facilities and/or ramp production at existing fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. Additionally, rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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

Our process for manufacturing semiconductor products is complex and involves numerous precise steps, including wafer fabrication, post-fabrication processing, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effectively deploying those techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, 3D non-volatile layers, NAND cell levels, process complexity (including the number of mask layers and fabrication steps), and manufacturing yield. Other factors include the cost and sophistication of manufacturing equipment, equipment utilization, cost of raw materials, labor productivity and cost, package type, cleanliness of our manufacturing environment, and utilization of subcontractors to perform certain manufacturing processes. As we continue to increase our production of high-value products and solutions, manufacturing costs are increasingly affected by the costs of application-specific integrated circuit controllers and other semiconductors, advanced and complex packaging configurations, and testing at progressively higher performance speeds and quality levels. We continuously enhance our production processes, increase bits per wafer, transition to higher density products, and utilize advanced testing and assembly processes.

Wafer fabrication occurs in a highly controlled clean environment to minimize yield loss from contaminants. Despite stringent manufacturing controls, individual circuits may be non-functional or wafers may be scrapped due to equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects, or contamination from airborne particles, among other factors. Success of our manufacturing operations depends largely on minimizing defects and improving process margin to maximize yield of high-quality circuits. In this regard, we employ rigorous quality controls throughout the manufacturing, screening, and testing processes. We continue to heighten quality control as our product offerings expand into higher-end segments that require increasing performance targets.

Our products are manufactured and sold in both packaged form and as unpackaged bare die. Our packaged products include packaged die, memory modules, and system-level solutions, such as SSDs, managed NAND, and MCPs. We assemble many products in-house and, in some cases, outsource assembly services for certain packaged die, memory modules, SSDs, and MCPs. We test our products at various stages in the manufacturing process, conduct numerous quality control inspections throughout the entire production flow, and perform high-temperature burn-in on finished products. In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of semiconductor die, capturing quality and reliability data and reducing testing time and cost.

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

13 | 2025 10-K

We have commenced expansion of our production capacity in the United States and in other regions where we operate. Semiconductor fabs are complex, capital-intensive projects and require specialized knowledge, expertise, experience, and skill sets to construct and operate. Our construction projects are highly dependent on available sources of materials and specialized equipment, as well as labor, skilled sub-contractors, and other service providers. Increasing demand, supply constraints, inflation, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors, and other service providers or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities. In the United States and in certain other regions, fab building has been uncommon in recent years. Concurrent semiconductor expansion projects across the industry introduce significant competition for the limited pool of construction talent with requisite expertise and experience in these regions. As such, expanding production capacity in the United States and certain other regions may introduce more challenges than we would experience in geographies with more established ecosystems.

Resources

Supply Chain, Materials, and Third-Party Service Providers

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials, components, and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source, and we may be unable to qualify new suppliers on a timely basis. The availability of materials or components, such as chemicals, silicon wafers, gases, photoresists, semiconductors, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks is impacted by various factors. These factors could include a shortage of raw materials or a disruption in the processing or purification of those raw materials into finished goods. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future because of the nature of the industry. Constraints within our supply chain for certain materials and integrated circuit components could limit our bit shipments, which could have a material adverse effect on our business, results of operations, or financial condition.

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes, resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In periods of shortage, we may be required to incur increased costs in order to meet our contractual commitments and demand from our customers or experience a decrease in revenue. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely manner or at all from other providers.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

We and/or our suppliers and service providers could be affected by regional conflicts, acts of war, civil unrest, labor disruptions, sanctions, tariffs, embargoes, or other trade restrictions, and retaliatory actions in response to such actions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

Patents and Licenses

As of August 28, 2025, we have been granted over 60,000 patents and we owned approximately 15,000 active U.S. patents and 7,500 active foreign patents. In addition, we have thousands of U.S. and foreign patent applications pending. Our patents have various terms expiring through 2044.

From time to time, we sell and/or license our technology to other parties, and we continue to pursue opportunities to monetize our investments in our intellectual property through partnering and other arrangements.

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

15 | 2025 10-K

Research and Development

Our R&D efforts are focused primarily on development of memory and storage solutions, including our industry-leading DRAM and NAND technology, that enable continuous improvement in performance and cost structure for our products. In 2025, we began shipping the 1γ production node, which is our first DRAM node incorporating EUV lithography. We also began volume production on our Micron G9 NAND node. We are well-positioned with our industry-leading HBM3E technology. Our HBM4 technology is advancing and remains on schedule for volume production in calendar 2026. We are also focused on developing new and fundamentally different memory structures, materials, and packages designed to facilitate our transition to next generation products. Additional R&D efforts are concentrated on the enablement of advanced computing, storage, and mobile memory architectures and the investigation of new opportunities that leverage our core semiconductor expertise. Product design and development efforts include HBM, DDR5, LPDDR5, high-capacity MRDIMMs, compute express link (“CXL”) based products, and advanced graphics DRAM; TLC and QLC NAND technologies; storage solutions (including firmware and controllers) in SSDs and managed NAND; and other memory technologies and systems.

To compete in the semiconductor memory and storage markets, we must continue to develop technologically advanced products and processes. The continued evolution of our semiconductor product offerings is necessary to meet expected customer requirements for memory and storage products and solutions. Our process, design, firmware, controller, package, and system development efforts occur at multiple locations across the world. Our R&D centers are located in Boise, Idaho; San Jose, California; India; Japan; Taiwan; Singapore; China; Italy; Mexico; Germany; Malaysia; and other sites in the United States.

R&D expenses vary primarily with the number of development and pre-qualification wafers processed and end-product solutions developed, personnel costs, and the cost of advanced equipment dedicated to new product and process development, such as investments in EUV lithography equipment. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through internal reviews and tests for performance, functionality, and reliability. R&D expenses can vary significantly depending on the timing of product qualification and product specifications.

Human Capital
We depend on a highly educated and experienced workforce to design, develop, and manufacture high-quality, cutting-edge memory and storage solutions. As of August 28, 2025, we had approximately 53,000 employees located primarily in Asia, North America, and Europe.

Talent Acquisition, Development, and Engagement

Finding and retaining the best and brightest people in an extremely competitive industry environment is a strategic imperative for our business. We partner with our communities, institutions, governments, and associations to expand the pipeline of highly skilled STEM talent globally. Our partnerships with primary, secondary, and post-secondary education systems are key to training and inspiring the next generation to consider STEM careers in the semiconductor industry. On hiring, we focus on merit and use a variety of means to find the best talent. We are committed to empowering our team members through continuous learning, developing team members at all stages of their careers, including on-the-job training, continuing education, a robust mentoring program, and numerous internal certifications and training. We equip our team members with the latest AI tools and training to unlock human potential and labor productivity. In addition, we develop and accelerate our leaders’ careers through targeted learning that helps them move to higher-level positions or across functions.

We use a research-based, people-centric approach to understanding and improving team member engagement. Listening to our team members is emphasized by the Micron Voice program, a survey which encompasses engagement, culture, leadership behaviors, well-being and inclusion to learn more from our team members.

Compensation and Benefits

Our compensation programs are designed to support our team members’ financial and personal well-being by providing a valuable return for their contributions to the Company. Our total rewards strategy includes base salary, bonuses, equity awards, a discounted stock purchase plan, and a comprehensive benefits package. We have a regular review of pay globally, including base pay, annual bonuses, and stock awards, to ensure fairness in our compensation practices. We regularly assess our global leave, medical, and financial benefits to ensure market competitiveness.

Culture

At Micron, we empower a culture that reflects our core values and enables the best talent to innovate and thrive. To further this mission, we have required comprehensive training for all employees on fostering a respectful workplace, free from harassment or discrimination. We also train our leaders on the principles of psychological safety, enabling higher levels of trust, collaboration and performance. Recognizing the significance of mental health and wellbeing, we offer a global employee assistance program accessible to all team members. We also leverage our 10 Employee Resource Groups (“ERGs”) to cultivate welcoming environments where team members connect, grow and give back. ERG membership now exceeds more than half our workforce. In addition, we create opportunities for team members to participate in community engagement events and to build social connections through onsite workplace experiences.

Health, Safety, and Well-being

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

In addition to our proactive efforts on safety, our team member well-being program offers resources across our five pillars (physical, mental, social, career, and financial). We provide services to our team members, including free mental health and counseling support, on-site and near-site fitness centers, wellness spaces and health clinics at certain Micron sites, money management and other financial education tools, and encouraging team members to form healthy habits, reduce stress, and reinforce mindfulness solutions by participating in well-being challenges and measuring their personal progress. We also provide family support for caregiving needs through various solutions, including on-site or near-site childcare centers, backup care support, and referral resources.

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

Additional information about our human capital is included in our 2025 Sustainability Report available on our website. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

17 | 2025 10-K

Government Regulations

Our worldwide business activities are subject to various federal, state, local, and foreign laws, and our products are governed by a number of rules and regulations and customer expectations. The efforts and expenditures needed to comply with these laws, rules, and regulations do not presently have a material impact on our results of operations, capital expenditures, or competitive position. Nevertheless, compliance with existing or future government laws, including, but not limited to, our operations, products, global trade, business acquisitions, employee health and safety, and taxes could have a material adverse effect on our future results of operations, capital expenditures, or competitive position. See Item 1A. Risk Factors for a discussion of these potential impacts.

Environmental Compliance

Manufacturing and sales of our products are subject to complex and evolving federal, state, local, and foreign environmental, health, safety and product laws and regulations and expectations. We approach environmental compliance and sustainability proactively to ensure we meet applicable government regulations regarding use of raw materials and chemicals, discharges, emissions, climate change, and energy use, and waste disposal and management from our manufacturing processes. Our approach also considers the expectations of our investors, customers, team members, community members, and other stakeholders. Compliance with the law and other obligations is a minimum environmental expectation at Micron. Our wafer fabrication facilities conform to the requirements of the ISO 14001:2015 environmental management systems standard to ensure we are continuously improving our performance. As part of the ISO 14001 framework, we have established a global environmental, health, safety, and sustainability policy and meet requirements, such as environmental aspects evaluation and control, compliance obligations, commitment, training, communication, document control, operational control, emergency preparedness and response, and management review. While we have not experienced any material adverse effects to our operations from environmental regulations, changes in regulations could necessitate additional capital expenditures, modification of our operations or chemical usage, or other compliance actions.

Trade Regulations

Sales of our memory and storage products, and the transfer of related technical information and know-how, including support, are subject to laws and regulations governing international trade, including, but not limited to, export control, customs, and sanctions regulations administered by U.S. government agencies, such as the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the Office of Foreign Asset Control of the U.S. Department of the Treasury. Other jurisdictions, such as the European Union or China, also maintain, or may implement, similar laws and regulations with which we must comply. Any such laws or regulations may require that we either obtain licenses or other authorizations to export certain of our products or sell them to certain countries, companies, or individuals, or, in the absence of such licenses or authorizations, not export or sell the applicable products or transfer the related technical information and know-how to the affected countries, companies, or individuals. In addition, increased tariffs imposed by the countries in which our products are sold can increase the cost of our product to our customers. The laws and regulations that govern international trade change frequently, sometimes without advance notice. See Item 1A. Risk Factors, “Risks Related to Laws and Regulations—Government actions and regulations, such as export restrictions, tariffs, and trade protection measures, may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.” and “Risks Related to Our Business, Operations, and Industry—We face geopolitical and other risks associated with our international operations that could materially adversely affect our business, results of operations, or financial condition.” We and/or our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of our materials and/or increase the cost.

Information About Our Executive Officers

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. All officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

The following presents information about our executive officers:

Scott R. Allen
Corporate Vice President and Chief Accounting Officer

Mr. Allen, 57, joined us in September 2020 as Corporate Vice President of Accounting. Mr. Allen was named Corporate Vice President and Chief Accounting Officer in October 2020. From August 2016 to September 2020, Mr. Allen held several executive roles at NetApp, Inc., including Senior Vice President, Chief Accounting Officer. Mr. Allen holds a Bachelor of Business Administration in Accounting from Siena University (formerly Siena College).

April S. Arnzen
Executive Vice President and Chief People Officer

Ms. Arnzen, 54, joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was named Senior Vice President, Human Resources in June 2017, named Chief People Officer in October 2020, and named Executive Vice President in October 2023. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho and is a graduate of the Stanford Graduate School of Business Executive Program.

Manish Bhatia
Executive Vice President, Global Operations

Mr. Bhatia, 53, joined us in October 2017 as our Executive Vice President, Global Operations. From May 2016 to October 2017, Mr. Bhatia served as the Executive Vice President of Silicon Operations at Western Digital Corporation. From March 2010 to May 2016, Mr. Bhatia held several executive roles at SanDisk Corporation, including Executive Vice President of Worldwide Operations, until it was acquired by Western Digital in May 2016. Mr. Bhatia holds a BS and MS in Mechanical Engineering and an MBA, each from the Massachusetts Institute of Technology.

Michael D. Cordano
Executive Vice President, Worldwide Sales

Mr. Cordano, 61, joined us in January 2025 as our Executive Vice President, Worldwide Sales. Mr. Cordano served as Partner at Prime Impact Capital from September 2020 to December 2024 and as Co-Chief Executive Officer of Prime Impact Acquisition I from July 2020 to October 2023. Prior to that, from October 2015 to August 2020, Mr. Cordano served as the President and Chief Operating Officer of Western Digital Corporation. Mr. Cordano holds a BS from the University of Colorado, Boulder.

Scott J. DeBoer
Executive Vice President, Chief Technology and Products Officer

Dr. DeBoer, 59, joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer was named Executive Vice President, Technology Development in June 2017, named Executive Vice President, Technology & Products in September 2019, and named Executive Vice President, Chief Technology and Products Officer in October 2024. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

19 | 2025 10-K

Sanjay Mehrotra
Chairman, President and Chief Executive Officer

Mr. Mehrotra, 67, joined us in May 2017 as our President, Chief Executive Officer, and Director. Mr. Mehrotra has served as Chairman of our Board of Directors since January 2025. Mr. Mehrotra co-founded and led SanDisk Corporation as a start-up in 1988 until its eventual sale in May 2016, serving as its President and Chief Executive Officer from January 2011 to May 2016, and as a member of its Board of Directors from July 2010 to May 2016. Mr. Mehrotra served as a member of the Board of Directors for Cavium, Inc. from July 2009 until July 2018 and for Western Digital Corp. from May 2016 to February 2017 and has served since March 2021 as a member of the Board of Directors of CDW Corporation. Mr. Mehrotra holds a BS and an MS in Electrical Engineering and Computer Science from the University of California, Berkeley, and is a graduate of the Stanford Graduate School of Business Executive Program.

Mark J. Murphy
Executive Vice President and Chief Financial Officer

Mr. Murphy, 58, joined us in April 2022 as Executive Vice President and Chief Financial Officer. From June 2016 to April 2022, Mr. Murphy served as the Chief Financial Officer of Qorvo, Inc. Prior to Qorvo, Mr. Murphy served as Executive Vice President and Chief Financial Officer of Delphi Automotive PLC, and prior to Delphi, held executive roles at Praxair, Inc. and MEMC Electronic Materials, Inc. Mr. Murphy currently serves on the Board of Directors of Albany International Corp. Mr. Murphy is a veteran of the U.S. Marine Corps and holds an MBA from Harvard University and BS in Business from Marquette University.

Michael Ray
Senior Vice President, Chief Legal Officer and Corporate Secretary

Mr. Ray, 58, joined us in January 2024 as our Senior Vice President, Chief Legal Officer and Corporate Secretary. From September 2000 to January 2024, Mr. Ray served as the Chief Legal Officer of Western Digital Corporation, and prior to that, held several leadership roles at Western Digital Corporation, including Senior Counsel, Assistant General Counsel, Vice President of Legal Services, and General Counsel. Mr. Ray holds a BA in Classics from Harvard College and a JD from Harvard Law School.

Sumit Sadana
Executive Vice President and Chief Business Officer

Mr. Sadana, 56, joined us in June 2017 as our Executive Vice President and Chief Business Officer. From April 2010 to May 2016, Mr. Sadana served in various roles at SanDisk Corporation, including Executive Vice President, Chief Strategy Officer, and General Manager, Enterprise Solutions, until it was acquired by Western Digital in May 2016. Mr. Sadana currently serves on the Board of Directors of Silicon Laboratories, Inc. Mr. Sadana holds a B.Tech. in Electrical Engineering from the Indian Institute of Technology, Kharagpur, India and an MS in Electrical Engineering from Stanford University.

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

Investors and others should note that we announce material, non-public financial information through a variety of means, including our investor relations website (investors.micron.com), filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, blog posts (micron.com/about/blog), posts on X (@MicronTech), and webcasts. We use these channels to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such channels.

Our filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

21 | 2025 10-K

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, this section discusses important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us. Any of these factors could have a material adverse effect on our business, results of operations, financial condition, or stock price. Our operations could also be affected by other factors that are presently unknown to us or not considered significant.

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
•acquisitions and/or strategic transactions; and
•restructure plans may not realize expected savings or other benefits.

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

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. In the past five years, annual percentage changes in DRAM average selling prices have ranged from plus low 40% to a minus high 40% range. In the past five years, annual percentage changes in NAND average selling prices have ranged from plus low 30% to a minus low 50% range. In some prior periods, average selling prices for our products have been below our manufacturing costs and we may experience such circumstances in the future. In periods of significant declines in average selling prices for our products, we have experienced adverse effects on our business and results of operations. Significant declines in average selling prices in future periods could have a material adverse effect on our business, results of operations, or financial condition.

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
•regional cost differences that may become more pronounced when we transition the manufacture of certain products within our global network;
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

We operate in a dynamic and rapidly evolving industry where the timeframes for product transitions, facility expansions, production ramps, and supply chain shifts are increasingly compressed. To remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of inflationary pressures and regulatory uncertainty. As we streamline our production and shift capacity to leading-edge nodes, we face execution risks that could impact our ability to meet customer demand and maintain market coverage.

23 | 2025 10-K

There can be no assurance we will be able to do the following:

•timely identify and address technology inflections and market changes;
•accurately forecast demand and inventory levels of our customers or distributors;
•timely ramp production as we transition our operations footprint to new fabrication facilities;
•maintain operational flexibility in response to unforeseen changes in customer demand; and
•maintain supply scalability during downturns in the semiconductor markets in which we compete as we streamline our product portfolio to drive further fabrication efficiencies.

Our ability to execute on multiple transitions simultaneously, while maintaining supply continuity, quality standards, and cost competitiveness, is critical to sustaining our market position. If we do not successfully anticipate technology inflections and respond to changes in customer requirements and market changes, our business, results of operations, or financial condition could be materially adversely affected. Any misalignment between forecasted and actual demand, or delays in ramping new technologies, could result in elevated inventory levels, underutilized capacity, and gross margin pressure.

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

We may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margin. Although AI is a relatively new demand driver for our products, it is evolving rapidly, and the expected timing and amount of investments related to AI can change significantly. As a result, it may be difficult to accurately forecast such demand and we may incur costs in anticipation of demand that ultimately does not materialize. If such demand does materialize, but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. Our inability to prevent deterioration of or improve gross margins could have a material adverse effect on our business, results of operations, or financial condition.

We face geopolitical and other risks associated with our international operations that could materially adversely affect our business, results of operations, or financial condition.

In addition to our U.S. operations, a substantial portion of our operations are conducted in Taiwan, Singapore, Japan, Malaysia, China, and India, and many of our customers, suppliers, and vendors also operate internationally. In 2025, approximately one-third of our revenue was from sales to customers who have headquarters located outside the United States, while approximately 80% of our revenue in 2025 was from products shipped to customer locations outside the United States.

Our international operations are subject to a number of risks, including:

•restrictions on sales of goods or services to one or more of our significant foreign customers;
•export and import duties, changes to import and export regulations, customs regulations and processes, and restrictions on the transfer of funds, including currency controls and global tariffs, which could negatively affect the amount and timing of payments from certain of our customers and, as a result, our cash flows;

•compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act of 1977, as amended, sanctions and anti-corruption laws, export and import laws, intellectual property, cybersecurity and data privacy laws, and similar rules and regulations;
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

In addition, the U.S. government has in the past and continues to restrict American firms, including us, from selling products and software to certain of our customers and may in the future impose similar restrictions on one or more of our significant customers. We may not be able to fully prevent the unauthorized resale, diversion, or misuse of our products by third parties. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in a loss of sales and market share. Even as such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose, or make such recoveries at acceptable average selling prices, while complying with such restrictions.

Political, economic, or other actions may adversely affect our operations in Taiwan. A majority of our DRAM production output in 2025 was from our fabrication facilities in Taiwan, and any loss of output could have a material adverse effect on us. Any political, economic, or other actions may also adversely affect our customers and the technology industry supply chain, for which Taiwan is a central hub, and as a result, could have a material adverse impact on us.

25 | 2025 10-K

The semiconductor memory and storage markets are highly competitive.

We face intense competition in the semiconductor memory and storage markets from a number of companies, including Samsung Electronics Co., Ltd.; SK hynix Inc.; Kioxia Holdings Corporation; Sandisk Corporation; ChangXin Memory Technologies, Inc. (“CXMT”); and Yangtze Memory Technologies Co., Ltd. (“YMTC”). Our competitors may use aggressive pricing to obtain market share. Some of our competitors are large corporations or conglomerates that may operate in jurisdictions with lower labor and compliance costs and may have a larger market share and greater resources to invest in technology, capitalize on growth opportunities, and withstand downturns in the semiconductor markets in which we compete. Consolidation of industry competitors could put us at a competitive disadvantage as our competitors may benefit from increased manufacturing scale and a stronger product portfolio. Alternatively, new entrants into the memory and storage market could have a significant adverse impact on our competitive position. We operate in different jurisdictions than our competitors and may be impacted by unfavorable changes in currency exchange rates, import/export restrictions, and other trade regulations, including tariffs.

In addition, governments have provided, and may continue to provide, significant assistance, financial or otherwise, to some of our competitors or to new entrants and may intervene in support of national industries and/or competitors. As a result, we face the threat of increasing competition and DRAM and NAND oversupply due to significant investment in the semiconductor industry, including by the Chinese government and various state-owned or affiliated entities, such as CXMT and YMTC. In addition, the CAC’s decision that critical information infrastructure operators in China may not purchase Micron products had an adverse impact on our ability to compete effectively in China and elsewhere.

We intend to advance our process technology to increase bit output per wafer, improve yields, and increase wafer supply. In addition, our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to construct new fabrication facilities and/or ramp production at existing fabrication facilities. Increases in worldwide supply of semiconductor memory and storage, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products and could materially adversely affect our business, results of operations, or financial condition. Additionally, rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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

In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market. Recent technologies, such as generative AI models have emerged, and while they have driven increased demand for HBM and other advanced products in the data center and other markets, the long-term trajectory is unknown and associated demand may fluctuate. Due to the higher performance and more complex manufacturing process, HBM requires a higher number of wafers and more cleanroom space to produce the same number of bits as conventional DRAM in the same technology node. If demand for HBM weakens and suppliers shift capacity from HBM to conventional DRAM, this could result in a significant increase in conventional DRAM supply. An oversupplied DRAM market may lead to downward pressure on pricing, which could adversely impact our financial results.

Our product demand may also be impacted significantly by the strategic actions of our customers. It is important that we deliver products in a timely manner that meet customer requirements at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality, performance, and reliability, often well in advance of a planned ramp of production, in order to secure design wins with our customers. Many factors may negatively impact our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. In addition, some of our components have long lead-times, requiring us to place orders up to a year in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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
27 | 2025 10-K

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

From time to time, we have experienced impacts from certain of the above items and, because these risks are a characteristic of our business, we expect to experience them in the future. Depending on the nature and extent of the impact from these risks, we may be unable to produce sufficient capacity in the expected timeframe which could result in delays in the completion of our construction projects and increased costs, including costs to operate these facilities.

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. We invest our capital in areas that we believe best align with our business strategy and optimize future returns. Investments in capital expenditures may not generate expected returns or cash flows. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Our strategic decision-making process involves careful evaluation and prioritization of investments to ensure alignment with our long-term goals. Additionally, we may choose to exit business segments that do not provide us with optimal returns. As we streamline our product portfolio, we may face execution risks that could impact our ability to support demand and maintain share in certain markets. Further, as we continue to optimize the efficiency of our fabrication facilities to support demand from leading edge notes, any delays in completion and ramping of new production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures.

Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback, and could impose certain limitations on our business.

We have received, and may in the future continue to receive, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. However, there is no guarantee that such government incentives and benefits will continue to be available in the future on the same terms, terms that are acceptable to us or at all and existing incentives could be modified or terminated by government authorities. In addition, we have discretion in the timing of use of certain of these incentives. If we choose to exercise such discretion due to the cyclicality of our business or other factors, we may not be able to fully utilize these incentives. Our future business plans may be impacted by obtaining these government incentives, which may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. We may fail to achieve these milestones, in a timely manner or at all, due to a variety of factors, some of which may be outside of our control, including a cyclical downturn in our business or global downturn. Failure to achieve such milestones could result in up to all of certain incentives being clawed back, in some cases along with interest and/or loss of project assets. In some cases, these incentives have additional terms and conditions regarding our business operations or governance that are required to be satisfied as a condition to receive incentives or disbursements. Compliance with these terms and conditions may add complexity to our operations and increase our costs and failure to comply could result in termination of incentive programs or clawbacks of incentive amounts received, in some cases along with interest and/or loss of project assets.

We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and research and development expenditures may be affected. For example, in December 2024, we entered into direct funding agreements, providing funds for the construction of fab facilities in Idaho and New York, with the United States Department of Commerce (the “Department”) under the Department’s CHIPS Incentives Program established pursuant to the CHIPS Act. In June 2025, such agreements were subsequently amended to expand our investments, and we entered into a direct funding agreement to provide funds to expand and modernize our fab in Virginia. The awards under the direct funding agreements are subject to various conditions and we may not receive the funding expected on the same terms or at all. We cannot guarantee that we will successfully achieve or maintain outcomes or satisfy the compliance requirements to qualify for these incentives or that the granting agencies will provide or continue to provide such funding. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Government Incentives.

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

29 | 2025 10-K

Our business, results of operations, or financial condition could be adversely affected by the availability and quality of materials, supplies, electrical power, gas, water, and capital equipment, or dependency on third-party service providers.

Our supply chain and operations are dependent on the availability of materials that meet exacting standards and the use of third parties to provide us with components and services. We generally have multiple sources of supply for our materials and services. However, only a limited number of suppliers are capable of delivering certain materials, components, and services that meet our standards and, in some cases, materials, components, or services are provided by a single or sole source, and we may be unable to qualify new suppliers on a timely basis. The availability of materials or components, such as chemicals, silicon wafers, gases, photoresists, semiconductors, substrates, lead frames, printed circuit boards, targets, and reticle glass blanks is impacted by various factors. These factors could include a shortage of raw materials or a disruption in the processing or purification of those raw materials into finished goods. Shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future because of the nature of the industry. Constraints within our supply chain for certain materials and integrated circuit components could limit our bit shipments, which could have a material adverse effect on our business, results of operations, or financial condition.

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes, resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In periods of shortage, we may be required to incur increased costs in order to meet our contractual commitments and demand from our customers or experience a decrease in revenue. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely manner or at all from other providers.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

We and/or our suppliers and service providers could be affected by regional conflicts, acts of war, civil unrest, labor disruptions, sanctions, tariffs, embargoes, or other trade restrictions, and retaliatory actions in response to such actions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

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

Downturns or ongoing adverse conditions in regional or worldwide economies, due to inflation, geopolitics, changes in government borrowing or spending, trade disputes, war, major central bank policy actions including interest rate increases, public health crises, or other factors, have harmed our business in the past and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for memory and storage products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels or are impacted by a deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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
31 | 2025 10-K

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

In 2025, over half of our total revenue came from our top ten customers. Among our end markets, approximately one-half of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, or in the overall data center end market, could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 28. Certain Concentrations.

Increases in sales of system solutions may increase our dependency upon specific customers and our costs to develop, qualify, and manufacture our system solutions.

Our development of system-level memory and storage products is dependent, in part, upon successfully meeting our customers’ specifications for those products. Developing and manufacturing system-level products with specifications unique to a customer increases our reliance upon that customer for purchasing our products at sufficient volumes and prices in a timely manner. Even if our products meet customer specifications, our sales of system-level solutions are dependent upon our customers choosing our products over those of our competitors and purchasing our products at sufficient volumes and prices. Our competitors’ products may be less costly, provide better performance, or include additional features when compared to our products. Our long-term ability to sell system-level memory and storage products is reliant upon our customers’ ability to create, market, and sell their products containing our system-level solutions at sufficient volumes and prices in a timely manner. If we fail to successfully develop and market system-level products, our business, results of operations, or financial condition may be materially adversely affected.

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we experience problems with non-conforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and solutions may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and solutions perform critical functions in our customers’ products or are used in high-risk consumer end products, such as autonomous driver assistance programs, home and enterprise security, smoke and noxious gas detectors, medical monitoring equipment, or wearables for child and elderly safety, our potential liability may increase. We could be adversely affected in several ways, including the following:

•we may be required or agree to compensate customers for costs incurred or damages caused by defective or incompatible products and to replace products;
•we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages;
•we could be required to indemnify our customers or end users or we may face other claims, including litigation, which could result in increased costs in defending ourselves and/or paying resulting damages; and
•we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our reputation or relationships with existing or potential customers.

Any of the foregoing items could have a material adverse effect on our business, results of operations, or financial condition.

Breaches of our security systems or products, systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our systems or those of our customers, suppliers, or business partners, could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit data relating to our customers, suppliers, and employees, including sensitive personal information. Unauthorized persons, employees, former employees, nation states, or other parties may gain access to our facilities or technology infrastructure and systems through fraudulent means and may steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or have other impacts. This risk is exacerbated as competitors for talent, particularly engineering talent, attempt to hire our employees. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. Our technology infrastructure and systems and that
33 | 2025 10-K

of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, denial-of-service attacks, zero-day attacks, supply chain attacks, “phishing” and other forms of social engineering, exploitation of open source software vulnerabilities, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts may create a heightened risk of cyberattacks. Breaches of our physical security, including break-ins, sabotage or vandalism, attacks on our technology infrastructure and systems, security breaches or incidents, or attacks on our customers, suppliers, or business partners who maintain or otherwise process confidential or sensitive information regarding us and our customers and suppliers, could result in damage to, or loss, disruption, or unavailability of data or systems, or inappropriate disclosure, destruction, loss, or other processing of confidential or sensitive information. In addition, our systems and those of our third-party vendors may experience service interruptions, data loss or compromise and outages, for other reasons, including human error, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

Any such event, or the perception it has occurred, may result in significant losses and damage our reputation with customers and suppliers and may expose us to claims, demands, and litigation.

Products and the systems and applications that incorporate or otherwise utilize our products are also targets for cyberattacks. While some of our products contain encryption, security algorithms, or features designed to help protect third-party content, user-generated data stored on our products, or the functionality of our products as intended, systems and applications that utilize these products could be compromised, breached, or circumvented by motivated attackers. Further, our products contain sophisticated hardware, firmware and software (some of which is provided by third parties) that may contain weaknesses or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products or be potentially exploited by such attackers. If systems or applications that utilize our products experience a cyberattack, our products are attacked, or our suppliers, third-party service providers, cloud solution providers, or sub-processors, are breached or attacked, this could harm our business by requiring us to employ additional resources to remediate the errors or defects, and could expose us to litigation, claims, and harm to our reputation.

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

New and evolving laws and regulations relating to cybersecurity, data privacy, digital products, and AI impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and AI systems to be appropriately transparent, fair, secure, responsibly deployed, and accountable. Along with these laws and regulations, standards and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or partners reluctance to share information or solutions due to actual or perceived inadequate controls. As a result of these considerations, we could experience a reduction of production or sales of our products; remediation costs and activities; increased compliance costs; regulatory penalties, fines, civil or criminal sanctions, and other legal liabilities; and reputational challenges. Compliance with, or our failure, or the failure of our third-party sales channel partners or agents, to comply with, laws, regulations, or industry standards could have a material adverse effect on our business, results of operations, or financial condition.

We may be adversely impacted by any of the multiple uncertainties and outcomes associated with the use and evolution of AI.

We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may expose us to significant competitive, legal, regulatory, and other risks. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. AI will continue to increase or change the competitive environment in our markets. Our competitors may be more successful in their AI strategy or they may have access to greater AI resources or technology and develop superior products and services.

Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. The use of AI in the development of our products could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. AI is also the subject of an evolving set of legal requirements and regulations and we may be subject to new and conflicting laws and regulations. Any of these matters may give rise to legal liability, damage our reputation, and materially harm our business.

We must attract, retain, and motivate highly skilled employees.

To stay competitive, we need a highly skilled, global workforce and effective succession management for key roles. Hiring, retaining, and motivating qualified executives and other skilled talent is critical to our business, and competition can be intense. If our total compensation programs, benefits, and workplace culture are not seen as competitive and inclusive, our ability to attract and retain talent could be compromised.

Intense competition for talent can lead to increased compensation costs. Significant attrition and delays in replacing employees can result in a loss of critical skills, reduced morale, business disruptions, inefficiencies during transitions, and increased expenses. Additionally, changes to immigration policies and travel restrictions due to public health crises or other causes may limit our ability to hire, retain, or transfer talent to specific locations.

Our business success depends on our ability to attract, retain, and motivate key talent. Failure to do so could inhibit our ability to maintain or expand operations and adversely impact our operating results.

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

35 | 2025 10-K

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

In addition, external standards for measuring and reporting sustainability metrics may change over time and may result in cost increases, significant revisions to our strategies and targets, or impact our ability to achieve them. We also are or may become subject to new sustainability laws and regulations, such as the State of California’s new climate change disclosure rules. Compliance with these laws and regulations, as well as increased scrutiny from regulators, customers and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or result in penalties, fines or other adverse consequences.

Acquisitions and/or strategic transactions involve numerous risks.

Acquisitions and strategic transactions, such as joint ventures and other partnering arrangements, involve numerous risks, including the following:

•integrating the operations, technologies, and products of acquired or newly formed entities or strategic partnerships into our operations;
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
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, compliance programs, and/or environmental, health and safety, anti-corruption, human resources, or other policies or practices; and
•impairment of acquired intangible assets, goodwill, or other assets as a result of changing business conditions or technological advancements.

The global memory and storage industry has experienced consolidation and may continue to consolidate. We engage, from time to time, in discussions regarding potential acquisitions and similar opportunities. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above. Acquisitions of, or strategic transactions with, technology companies are inherently risky and may not be successful and could have a material adverse effect on our business, results of operations, or financial condition.

We may incur restructure charges in future periods and may not realize expected savings or other benefits from restructure plans.

From time to time, we have because of the nature of our business, and may in the future, enter into restructure initiatives in order to, among other items, streamline our operations, increase our synergies, respond to changes in business conditions, our markets, or product offerings, or to centralize certain key functions. We may not realize expected savings or other benefits from future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output or sufficient customer demand to maintain scale, loss of key personnel, disruptions in our operations, difficulties in the timely delivery of products, and loss of customers and local market share, which could have a material adverse effect on our business, results of operations, or financial condition.

37 | 2025 10-K

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

From time to time, we are subject to various legal, regulatory and administrative investigations, inquiries, proceedings, and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Such claims, investigations, inquiries, and proceedings may include, but are not limited to, allegations of anticompetitive conduct, infringement of intellectual property, and claims related to our compliance with securities and other laws. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14. Contingencies.

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
•our compliance with regulatory requirements, including defending against related third-party claims;
•fluctuations in stock price; and
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

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14. Contingencies.

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

39 | 2025 10-K

Risks Related to Laws and Regulations

Government actions and regulations, such as export restrictions, tariffs, and trade protection measures, may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other measures, as well as retaliatory actions, that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Government actions around the world may lead to further changes in trade policy, domestic sourcing initiatives, increases in foreign government incentives supporting domestic businesses or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. For example, following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, reduce customer demand for our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions have resulted in new and proposed export controls associated with products, including those that support or enable AI applications, which could, in turn, restrict future sales of certain products to China or other markets, or restrict our ability to obtain equipment, components, and raw materials. Similarly, new and proposed tariffs in the U.S., China, or other markets on products, materials, and equipment may increase our selling costs, thus impacting demand for our products. On April 14, 2025, the U.S. Bureau of Industry and Security announced the initiation of investigations into the industry on the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the industry-wide investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. While the results of this investigation are currently unknown, the investigation may result in industry-wide additional tariffs and trade restrictions, which may adversely impact our business. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, and any such actions could result in additional costs, manufacturing delays or other difficulties, as well as additional risks, and may not be effective. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions which primarily are effective for us beginning in 2026 and 2027. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit-shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development. On November 27, 2024, Singapore enacted legislation to implement Pillar Two, which will apply to us starting in 2026. We continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate. While we are still evaluating the impacts of these legislative changes, we expect our tax rate to be in the mid to high-teens percentage range, starting in 2026.

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

New and evolving environmental, health, safety, and product considerations, including those related to greenhouse gas emissions and climate change, the purchase, use and disposal of regulated and/or hazardous chemicals, and the potential resulting environmental, health or safety impacts, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could require us to alter our product design, manufacturing and operations, and incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

41 | 2025 10-K

As a result of the considerations detailed in this risk factor, we could experience the following:

•suspension of production or sales of our products;
•limited supplies of chemicals or materials used to make our products;
•remediation costs and activities;
•increased compliance costs;
•alteration of our manufacturing processes;
•regulatory penalties, fines, civil or criminal sanctions, litigation and other legal liabilities; and
•reputational challenges.

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

From time to time, we utilize external sources of financing when needed. As a result of our debt levels, expected debt amortization, prevailing interest rates, general capital market, changes in government borrowing or spending, and other economic conditions, it may be difficult for us to obtain financing on terms acceptable to us or at all. We have experienced volatility in our cash flows and operating results and we expect to continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of borrowings and make it difficult for us to obtain financing on terms acceptable to us or at all. There can be no assurance that we will be able to generate sufficient cash flows, access capital or credit markets, or find other sources of financing to fund our operations, make debt payments, refinance our debt, pay our quarterly dividend, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of August 28, 2025, we had debt with a carrying value of $14.58 billion and may incur additional debt, including under our $3.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

The substantial majority of our sales are transacted in the U.S. dollar; however, across our global operations, significant transactions and balances are denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Malaysian ringgit, New Taiwan dollar, and Singapore dollar. In addition, a significant portion of our manufacturing costs are denominated in some of the foreign currencies mentioned above. Exchange rates for some of these currencies against the U.S. dollar have been volatile and may be volatile in future periods. If these currencies strengthen against the U.S. dollar, our manufacturing costs could significantly increase. Exchange rates for the U.S. dollar that adversely change against our foreign currency exposures could have a material adverse effect on our business, results of operations, or financial condition.

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
43 | 2025 10-K

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

Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock. The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, restrictions applicable under our CHIPS Act direct funding agreements, and priorities for the use of cash for other purposes. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Government Incentives. Since the authorization in 2019, our expenditures for share repurchases in any one year have ranged from no repurchases to a high of $2.66 billion of repurchases. Cash uses that could impact our repurchases include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We have aligned our cybersecurity program with recognized security frameworks, such as NIST-CSF (National Institute of Standard and Technologies – CyberSecurity Framework). We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

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

Following these risk assessments, we implement and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Security Officer and Chief Information Officer, to manage the risk assessment and mitigation process.

We have implemented technical solutions that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls. We regularly evaluate, monitor, and improve these solutions. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, information technology, legal, compliance and ethics, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic trainings.

We periodically engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us to design, implement, or assess our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We work with our third-party suppliers and service providers to address the use of appropriate security measures in connection with their work with us.

We evaluate cybersecurity incidents individually and in the aggregate to assess materiality. Like any other technology company operating in today’s environment, we have experienced incidents in the past and may experience them in the future. However, we have not experienced any cybersecurity incidents that have been determined to be material. For additional information regarding risks from cybersecurity threats, and their effect on our company, including our business strategy, results of operations, or financial condition, please see Item 1A. Risk Factors, “Risks Related to Our Business, Operations, and Industry—Breaches of our security systems or products, systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our systems or those of our customers, suppliers, or business partners, could expose us to losses.”

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Security Committee.

45 | 2025 10-K

Our Chief Security Officer and our Chief Information Officer report to our Security Committee, which oversees monitoring and incident response, risk mitigation, supply chain security, physical security, product security, insider trust, and other security-related items, and are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Chief Security Officer and Chief Information Officer have combined relevant experience of more than 45 years, including over 20 years in cybersecurity, and they oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Security Officer monitors and stays informed about prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our security team, the use of technological tools and software, and results from third-party assessments.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho. In addition to our principal facilities described below, we own or lease numerous other facilities in locations throughout the world used for design, R&D, and sales and marketing activities. The following is a summary of our principal facilities as of August 28, 2025:

Location	Principal Operations

Taiwan	R&D, wafer fabrication, component assembly and test, module assembly and test
Singapore	R&D, wafer fabrication, component assembly and test, module assembly and test
United States	R&D, wafer fabrication, reticle manufacturing
Japan	R&D, wafer fabrication
Malaysia	Component assembly and test, module assembly and test
China	Component assembly and test, module assembly and test
India	Component assembly and test, module assembly and test

We believe that our existing facilities are suitable and adequate for our present purposes. We generally utilize all of our manufacturing capacity.

In addition to the supply capacity we generate through our proprietary product and process technology that increases bit density per wafer, we will need to add new DRAM wafer capacity to support projected memory demand in the second half of the decade. Following the enactment of the CHIPS Act, we announced plans to invest in leading-edge memory manufacturing sites in Idaho and New York, based on CHIPS Act support through grants and investment tax credits.

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

47 | 2025 10-K

Our announced plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We continue to work with state and federal authorities for approval to start ground preparation, and anticipate production to ramp after the completion of the second Idaho fab. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho, and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho, and allocate certain award funding from the $6.1 billion grants previously awarded to the second planned Idaho fab. The direct funding for up to $6.1 billion remains unchanged. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the U.S.

In addition to the CHIPS Act direct funding, we receive a 35% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. We have also signed a non-binding term sheet with the State of New York that provides for up to $5.5 billion in funding for the planned four-fab facility over the next 20-plus years through a combination of tax credits for qualified capital investments and incentives for eligible new job wages.

Outside the U.S., we are investing in manufacturing technologies, facilities and equipment, and R&D, and advancing our global back-end assembly and test network. These investments support our product portfolio and extend our ability to meet global market demand in the future. Planned investments and those underway include the following:

•India: our construction is progressing for the assembly and test facility in Gujarat to address demand in the latter half of this decade;
•Japan: we are modernizing our Hiroshima manufacturing facility to support the production of DRAM using EUV lithography;
•Singapore: we broke ground on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in calendar 2027; and
•Taiwan: we are modernizing our production capacity for DRAM and HBM products to meet rising market demand.

We do not identify or allocate assets by operating segment, other than goodwill. For a breakout of the carrying value of our long-lived assets by geographic area, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 29. Geographic Information.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14. Contingencies and Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

Holders of Record

As of September 26, 2025, there were approximately 1,443 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions as the holder of record.

Dividends

On September 23, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on October 21, 2025, to shareholders of record as of the close of business on October 3, 2025.

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

Issuer Purchase of Equity Securities

Common Stock Repurchase Authorization

In 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Government Incentives. During the quarter ended August 28, 2025, we did not repurchase any common stock under the authorization, and as of August 28, 2025, $2.81 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

49 | 2025 10-K

In the fourth quarter of 2025, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

May 30, 2025 – June 26, 2025	—	$—	—
June 27, 2025 – July 24, 2025	24,996	118.61	—
July 25, 2025 – August 28, 2025	—	—	—
	24,996	$118.61	—	$2,806

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2020, through August 31, 2025. We operate on a 52- or 53-week fiscal year which ends on the Thursday closest to August 31. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2020, in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX). Any dividends paid during the periods presented were assumed to be reinvested. The performance was plotted using the following data:

	2020	2021	2022	2023	2024	2025

Micron Technology, Inc.	$100	$162	$125	$156	$216	$268
S&P 500 Composite Index	100	131	116	135	172	199
Philadelphia Semiconductor Index (SOX)	100	153	122	169	240	266

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 28, 2025. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2025, 2024, and 2023 each contained 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

Overview

For an overview of our business, see Part I, Item 1. Business, Overview.

Industry Conditions

AI-driven demand is accelerating and is outpacing industry supply. In 2025, we benefited from substantial improvements in DRAM pricing, volumes and margins as compared to 2024, reflecting strong demand growth, driven in part by the continued advancement of AI. During 2025, we shifted a portion of our DRAM supply to the data center and hyperscale cloud markets to meet the strong demand fueled by AI, with emphasis on HBM products, resulting in a revenue mix weighted more prominently toward segments experiencing higher growth. The pivot to higher-growth segments, together with our strong execution, robust overall industry DRAM demand, and constrained supply, has led to improved profitability across our DRAM portfolio. In 2025, NAND revenue increased from 2024 on higher bit shipments due to demand growth. The 2025 NAND gross margin percentage increased from 2024 due to cost reductions. We continue to prudently manage our NAND business to ensure we align our supply growth and technology node cadence with our projections of the demand environment.

Throughout 2024, we experienced substantial improvements in pricing and margins due to improving market conditions as compared to 2023. Increasing demand growth, driven in part by deployment of AI and mostly normal customer inventories, combined with industry-wide supply discipline, resulted in an industry supply and demand balance that substantially improved from downturn conditions in memory and storage markets during 2023. In connection with improved market conditions in 2024, we reinstated our bonuses and phased out certain other temporary cost-saving measures that were implemented in 2023.

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

51 | 2025 10-K

Results of Operations

Consolidated Results

For the year ended	2025		2024		2023

Revenue	$37,378	100%	$25,111	100%	$15,540	100%
Cost of goods sold	22,505	60%	19,498	78%	16,956	109%
Gross margin	14,873	40%	5,613	22%	(1,416)	(9)%

Research and development	3,798	10%	3,430	14%	3,114	20%
Selling, general, and administrative	1,205	3%	1,129	4%	920	6%
Restructure and asset impairments	39	—%	1	—%	171	1%
Other operating (income) expense, net	61	—%	(251)	(1)%	124	1%
Operating income (loss)	9,770	26%	1,304	5%	(5,745)	(37)%

Interest income (expense), net	19	—%	(33)	—%	80	1%
Other non-operating income (expense), net	(135)	—%	(31)	—%	7	—%
Income tax (provision) benefit	(1,124)	(3)%	(451)	(2)%	(177)	(1)%
Equity in net income (loss) of equity method investees	9	—%	(11)	—%	2	—%
Net income (loss)	$8,539	23%	$778	3%	$(5,833)	(38)%

Total Revenue: Total revenue was impacted by the factors described in the section titled “Industry Conditions” above. These conditions drove substantial improvements in average selling prices throughout 2025 and 2024.

Total revenue for 2025 increased 49% as compared to 2024 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 62% primarily due to a low-40% range increase in average selling prices and a mid-teen percentage increase in bit shipments.
•Sales of NAND products increased 18% primarily due to a high-teen percentage increase in bit shipments.

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

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions” above and the effects of 2023 inventory write-downs on our 2024 and 2023 gross margin, as detailed in the table below. Our consolidated gross margin percentage improved to 40% for 2025 from 22% for 2024 as a result of improvements in margins for both DRAM and NAND products. DRAM margins improved primarily due to increases in average selling prices, an increased mix of higher-margin products, including HBM, and manufacturing cost reductions driven by improvements in product and process technology. NAND margins improved primarily due to manufacturing cost reductions. Our consolidated gross margin for 2024 reflected $987 million of benefit due to lower costs from the sale of inventories written down to their net realizable value in 2023 (as detailed in “Inventory NRV Write-Downs” below).

Our consolidated gross margin percentage improved to 22% for 2024 from negative 9% for 2023 as a result of improvements in margins for both DRAM and NAND products, primarily due to increases in average selling prices, manufacturing cost reductions, the effects of charges to write down inventories to their NRV in 2023, and lower costs in 2024 from the sale of inventories written down in 2023 (as detailed in “Inventory NRV Write-Downs” below).

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

For the year ended	2025	2024	2023

Provision to write down inventory to NRV	$—	$—	$(1,831)
Lower costs from sale of inventory written down in prior periods	—	987	844
	$—	$987	$(987)

Revenue by Business Unit

For the year ended	2025		2024		2023

CMBU	$13,524	36%	$3,792	15%	$1,872	12%
CDBU	7,229	19%	4,984	20%	2,124	14%
MCBU	11,859	32%	11,667	46%	7,394	48%
AEBU	4,753	13%	4,631	18%	4,139	27%
All other	13	—%	37	—%	11	—%
	$37,378		$25,111		$15,540
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for 2025 as compared to 2024 were as follows:

•CMBU revenue increased 257% primarily due to increases in DRAM bit shipments and average selling prices driven by accelerating AI demand in cloud server markets for HBM, high-capacity dual in-line memory modules (“DIMMS”), and low-power server DRAM. During 2025, CMBU revenue benefited from a shift of our DRAM supply to meet the strong demand in high-value data center markets.
•CDBU revenue increased 45% primarily due to increases in average selling prices for both data center DRAM and NAND and NAND bit shipments due to increased demand for data center SSDs.
•MCBU revenue increased 2% primarily due to increases in DRAM and NAND revenue. Increases in MCBU DRAM sales due to higher average selling prices were partially offset by decreases in bit shipments as MCBU product supply was constrained to meet demand from higher-value segments. Increases in NAND sales due to higher bit shipments were partially offset by decreases in NAND average selling prices.
•AEBU revenue increased 3% primarily due to increases in DRAM and NAND bit shipments, partially offset by declines in average selling prices for both DRAM and NAND as a result of pricing pressure for certain legacy products.

Changes in revenue for each business unit for 2024 as compared to 2023 were as follows:

•CMBU revenue increased 103% driven by increases in DRAM bit shipments and average selling prices.
•CDBU revenue increased 135% primarily due to increases in NAND and DRAM bit shipments and average selling prices.
•MCBU revenue increased 58% primarily due to increases in DRAM and NAND bit shipments and average selling prices for both mobile and client markets.
•AEBU revenue increased 12% primarily due to increases in DRAM bit shipments, partially offset by declines in average selling prices.

53 | 2025 10-K

Operating Income (Loss) by Business Unit

For the year ended	2025		2024		2023

CMBU	$6,129	45%	$244	6%	$(768)	(41)%
CDBU	2,180	30%	255	5%	(563)	(27)%
MCBU	1,981	17%	(1)	—%	(3,189)	(43)%
AEBU	557	12%	432	9%	680	16%
All other	(1)	(8)%	18	49%	8	73%
	$10,846		$948		$(3,832)
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Changes in operating income or loss for each business unit for 2025 as compared to 2024 were as follows:

•CMBU operating income increased primarily due to higher bit shipments and increases in average selling prices driven by robust AI demand in cloud server markets, particularly for HBM, DIMMs, and low-power server DRAM products. CMBU operating income benefited from a shift of our DRAM supply to meet the strong demand in high-value data center markets. These improvements were partially offset by higher R&D expenses.
•CDBU operating income increased primarily due to increases in data center average selling prices, higher bit shipments, and manufacturing cost reductions.
•MCBU operating income (loss) improved primarily due to increases in DRAM average selling prices, manufacturing cost reductions, and higher NAND bit shipments, partially offset by decreases in NAND average selling prices. MCBU operating income (loss) was also adversely impacted by decreases in DRAM bit shipments as MCBU product supply was constrained to meet demand from higher-value segments.
•AEBU operating income increased primarily due to manufacturing cost reductions and higher bit shipments, partially offset by declines in average selling prices.

Changes in operating income or loss for each business unit for 2024 as compared to 2023 were as follows:

•CMBU operating income (loss) improved primarily due to higher bit shipments, increases in average selling prices, and manufacturing cost reductions.
•CDBU operating income (loss) improved primarily due to higher NAND and DRAM bit shipments, increases in average selling prices, and manufacturing cost reductions, partially offset by higher R&D expenses.
•MCBU operating income (loss) improved primarily due to increases in average selling prices, higher bit shipments, and manufacturing cost reductions.
•AEBU operating income decreased primarily due to declines in average selling prices, partially offset by manufacturing cost reductions and higher bit shipments.

Operating Expenses and Other

Research and Development: R&D expenses vary primarily with the number of development and pre-qualification wafers processed and end-product solutions developed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing. Development of a product is deemed complete when it is qualified through internal reviews and tests for performance, functionality, and reliability. R&D expenses can vary significantly depending on the timing of product qualification and product specifications.

R&D expenses for 2025 increased 11% as compared to 2024 primarily due to increases in employee compensation, depreciation expense, and higher volumes of development and pre-qualification wafers. R&D expenses for 2024 increased 10% as compared to 2023 primarily due to an increase in employee compensation and higher volumes of development and pre-qualification wafers, partially offset by an increase in government incentives.

Selling, General, and Administrative: SG&A expenses for 2025 increased 7% as compared to 2024 primarily due to an increase in employee compensation and professional services. SG&A expenses for 2024 increased 23% as compared to 2023 primarily due to an increase in employee compensation.

Interest Income (Expense), Net: Interest income (expense) improved in 2025 as compared to 2024 primarily due to decreases in interest expense as a result of increased capitalized interest driven by higher levels of building construction, partially offset by decreases in interest income due to lower interest rates on our cash and investments. Interest income (expense) deteriorated for 2024 as compared to 2023 primarily due to increases in interest expense as a result of higher interest rates on our debt, partially offset by increases in interest income due to higher interest rates on our cash and investments.

Income Taxes: Our income tax (provision) benefit consisted of the following:

For the year ended	2025	2024	2023

Income (loss) before taxes	$9,654	$1,240	$(5,658)
Income tax (provision) benefit	(1,124)	(451)	(177)
Effective tax rate	11.6%	36.4%	(3.1)%

The change in our effective tax rate for 2025 as compared to 2024, and for 2024 as compared to 2023, were primarily due to changes in profitability. Despite a consolidated pre-tax loss on a worldwide basis in 2023, we had taxes payable in certain geographies due to minimum taxable income reportable in those geographies.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $1.05 billion (benefiting our diluted earnings per share by $0.93) for 2025. As a result of the low level of profitability and the jurisdictional mix of income, the benefit from tax incentive arrangements was not material for 2024 or 2023.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions, which primarily are effective for us beginning in 2026 and 2027. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit-shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development. On November 27, 2024, Singapore enacted legislation to implement Pillar Two, which will apply to us starting in 2026. We continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

Various tax reforms are being considered in multiple jurisdictions that, if enacted, contain provisions that could materially impact our tax expense. We continue to monitor the potential impact of these various tax reform proposals to our overall global effective tax rate and financial statements.

Other: Further information can be found in the following notes contained in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements:

•Note 12. Debt
•Note 18. Equity Compensation Plans
•Note 22. Restructure and Asset Impairments
•Note 23. Other Operating (Income) Expense, Net
•Note 24. Other Non-Operating Income (Expense), Net
•Note 25. Income Taxes

55 | 2025 10-K

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $11.94 billion as of August 28, 2025, and $9.15 billion as of August 29, 2024. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of August 28, 2025, $5.20 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes, as well as to refinance our existing indebtedness, including the issuance of securities. As of August 28, 2025, $3.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives. Our incentives are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures for property, plant, and equipment, net of proceeds from government incentives, to be approximately $4.5 billion in first quarter of 2026. While quarterly expenditures may fluctuate, this level serves as a reasonable quarterly baseline for the planned capital expenditures for 2026. Actual amounts for 2026 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of August 28, 2025, we had purchase obligations of approximately $1.77 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as leases, debt, and commitments, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9. Leases, as well as Note 12. Debt and Note 13. Commitments.

In addition to the supply capacity we generate through our proprietary product and process technology that increases bit density per wafer, we will need to add new DRAM wafer capacity to support projected memory demand in the second half of the decade. Following the enactment of the CHIPS Act, we announced plans to invest in leading-edge memory manufacturing sites in Idaho and New York, based on CHIPS Act support through grants and investment tax credits.

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

Our announced plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We continue to work with state and federal authorities for approval to start ground preparation, and anticipate production to ramp after the completion of the second Idaho fab. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho, and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho, and allocate certain award funding from the $6.1 billion grants previously awarded to the second planned Idaho fab. The direct funding for up to $6.1 billion remains unchanged. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the U.S.

In addition to the CHIPS Act direct funding, we receive a 35% investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. We have also signed a non-binding term sheet with the State of New York that provides for up to $5.5 billion in funding for the planned four-fab facility over the next 20-plus years through a combination of tax credits for qualified capital investments and incentives for eligible new job wages.

Outside the U.S., we are investing in manufacturing technologies, facilities and equipment, and R&D, and advancing our global back-end assembly and test network. These investments support our product portfolio and extend our ability to meet global market demand in the future. Planned investments and those underway include the following:

•India: our construction is progressing for the assembly and test facility in Gujarat to address demand in the latter half of this decade;
•Japan: we are modernizing our Hiroshima manufacturing facility to support the production of DRAM using EUV lithography;
•Singapore: we broke ground on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in calendar 2027; and
•Taiwan: we are modernizing our production capacity for DRAM and HBM products to meet rising market demand.

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Government Incentives.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. Through August 28, 2025, we had repurchased an aggregate of $7.19 billion under the authorization. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15. Equity, as well as Note 20. Government Incentives.

On September 23, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on October 21, 2025, to shareholders of record as of the close of business on October 3, 2025. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors’ decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

For the year ended	2025	2024	2023

Net cash provided by operating activities	$17,525	$8,507	$1,559
Net cash used for investing activities	(14,087)	(8,309)	(6,191)
Net cash provided by (used for) financing activities	(850)	(1,842)	4,983
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	6	40	(34)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,594	$(1,604)	$317

Operating Activities: Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, inventory write-downs, and asset impairments, and the effects of changes in operating assets and liabilities.
57 | 2025 10-K

The increase in cash provided by operating activities for 2025 as compared to 2024 was primarily due to higher net income in 2025 adjusted for non-cash items, the effect of changes in receivables and accounts payable and accrued expenses, and a decrease in inventory, partially offset by a decrease in other current liabilities.

The increase in cash provided by operating activities for 2024 as compared to 2023 was primarily due to net income in 2024 adjusted for non-cash items, the effect of an increase in accounts payable and accrued expenses, and an increase in other current liabilities largely due to customer prepayments to secure product supply, partially offset by an increase in receivables.

Investing Activities: For 2025, net cash used for investing activities consisted primarily of $15.86 billion of expenditures for property, plant, and equipment and $192 million of net outflows from purchases, maturities, and sales of available-for-sale securities, partially offset by $2.01 billion of proceeds from government incentives to offset capital expenditures.

For 2024, net cash used for investing activities consisted primarily of $8.39 billion of expenditures for property, plant, and equipment, and $205 million of net outflows from purchases, maturities, and sales of available-for-sale securities, partially offset by $315 million of proceeds from government incentives to offset capital expenditures.

For 2023, net cash used for investing activities consisted primarily of $7.68 billion of expenditures for property, plant, and equipment, partially offset by $710 million of proceeds from government incentives to offset capital expenditures, and $868 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For 2025, net cash used for financing activities consisted primarily of $4.62 billion of repayments of debt, which included the prepayment of the 2026 Notes, 2026 Term Loan A, 2027 Notes, 2027 Term Loan A, and a portion of the 2029 Term Loan A borrowings; and $522 million for payments of dividends to shareholders; partially offset by approximately $4.43 billion of proceeds from the issuance of the 2029 Term Loan A, 2032 Notes, 2035 A Notes, and 2035 B Notes. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Debt.

For 2024, net cash used for financing activities consisted primarily of $1.90 billion of repayments of debt, which included the prepayment of the 2024 Term Loan A and the 2025 Term Loan A borrowings, $513 million for payments of dividends to shareholders, $300 million for the acquisition of 3.2 million shares of our common stock under our share repurchase authorization, and $149 million of payments on equipment purchase contracts, partially offset by approximately $1.00 billion of proceeds from the issuance of the 2031 Notes.

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

Contingencies: We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of potential losses. An accrual is made when a potential loss is both probable and reasonably estimable. When accounting for the resolution of contingencies, significant judgment may be necessary to determine whether losses pertain to previous, current, or future periods impacting the recognition timing to results of operations.

Goodwill: We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired, and we are not required to perform the quantitative goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss up to the difference between the carrying value and implied fair value. We recognized a charge of $101 million in 2023 to impair all of the goodwill assigned to our former Storage Business Unit reporting unit based on our quantitative assessment for impairment. As a result of reorganizing our segments in the fourth quarter of 2025, we performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business unit reorganization. We concluded based on both our pre- and post-reorganization impairment tests that goodwill was not impaired.

Determining when to test for impairment, the reporting units, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, forecasted manufacturing costs, and other expenses and are developed as part of our long-range planning process. The same estimates are used in business planning, forecasting, and capital budgeting as part of our long-term manufacturing capacity analysis. These estimates and assumptions are used to calculate projected future cash flows for the reporting unit, which are discounted using a risk-adjusted rate to estimate a fair value. The discount rate requires determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We assess the reasonableness of our methodology, forecasts, and assumptions by comparing the aggregate calculated fair value of our reporting units to our market capitalization.

Government incentives: We receive incentives from governmental entities related to capital expenditures, expenses, and other activities. The government incentives we receive may require that we meet or maintain specified spending levels and other operational metrics and may be subject to reimbursement if such conditions are not met or maintained. Failure to comply with these terms and conditions could result in termination of incentive programs or clawbacks of incentive amounts received.

Government incentives are recognized in the financial statements based on the underlying principal criteria for earning the incentives when there is reasonable assurance that the conditions of the government incentives are met and the incentive will be received. Incentives related to the acquisition or construction of property, plant and equipment are recognized as a reduction in the carrying amounts of the related assets and as a reduction of subsequent depreciation expense over the useful lives of the assets. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. For each project, we estimate the total expected project costs and recognize a proportionate benefit as qualified project costs are incurred. As the estimated total expected qualified project cost changes, we adjust our estimate of the recognized proportionate benefit.

59 | 2025 10-K

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires an assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in Japan, Malaysia, the United States, and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of finished goods and work in process inventories involves significant judgments, including projecting future average selling prices, future sales volumes, and future cost per part. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, and general economic trends. To project cost per part, we review trends and historical results and consider known changes in our cost structure as applicable. Actual selling prices may vary significantly from projected prices due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in future average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of finished goods and work in process inventories and accordingly the amount of write-down recorded. For example, a 5% decrease in future average selling prices would have changed the estimated net realizable value of our finished goods and work in process inventories by approximately $750 million as of August 28, 2025.

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

Recently Adopted Accounting Standards

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Recently Adopted Accounting Standards.

Recently Issued Accounting Standards

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3. Recently Issued Accounting Standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio, and as a result, the fair value of our debt fluctuates with changes in market interest rates. As of August 28, 2025 and August 29, 2024, we had fixed-rate debt with an aggregate carrying value of $10.55 billion and $8.52 billion, respectively. We estimate that, as of August 28, 2025 and August 29, 2024, a hypothetical 1% decrease in market interest rates would increase the fair value of our fixed-rate debt by approximately $660 million and $520 million, respectively.

Interest rate risk related to our investment portfolio is managed by primarily investing in shorter term securities. We estimate that, as of August 28, 2025 and August 29, 2024, a hypothetical 1% increase in interest rates would decrease the fair value of our portfolio by approximately $20 million. Such impact would only be realized if investments were sold prior to maturity.

As of August 28, 2025, we had floating rate debt with an aggregate principal amount of $984 million, and as of August 29, 2024, we had floating-rate debt and fixed-rate debt that was swapped to floating-rate debt with an aggregate principal amount of $2.89 billion. A hypothetical 1% increase in the interest rates of this debt would result in an increase in annual interest expense of $10 million and $29 million as of August 28, 2025 and August 29, 2024, respectively.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in Part I, Item 1A. Risk Factors, “Risks Related to Capitalization and Financial Markets—Changes in foreign currency exchange rates could materially adversely affect our business, results of operations, or financial condition.”

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

61 | 2025 10-K

Based on monetary assets and liabilities and investments in debt instruments denominated in foreign currencies, we estimate that a hypothetical 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $572 million as of August 28, 2025, and $480 million as of August 29, 2024. We hedge our exposure to changes in currency exchange rates by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within three months. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately measure exposures on a timely basis. We may also hedge currency risk arising from foreign currency-denominated investments in debt instruments with currency forward contracts that generally mature within one year. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and manufacturing costs, we may utilize currency forward contracts that generally mature within two years. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17. Derivative Instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

63 | 2025 10-K

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

For the year ended	August 28, 2025	August 29, 2024	August 31, 2023

Revenue	$37,378	$25,111	$15,540
Cost of goods sold	22,505	19,498	16,956
Gross margin	14,873	5,613	(1,416)

Research and development	3,798	3,430	3,114
Selling, general, and administrative	1,205	1,129	920
Restructure and asset impairments	39	1	171
Other operating (income) expense, net	61	(251)	124
Operating income (loss)	9,770	1,304	(5,745)

Interest income	496	529	468
Interest expense	(477)	(562)	(388)
Other non-operating income (expense), net	(135)	(31)	7
	9,654	1,240	(5,658)

Income tax (provision) benefit	(1,124)	(451)	(177)
Equity in net income (loss) of equity method investees	9	(11)	2
Net income (loss)	$8,539	$778	$(5,833)

Earnings (loss) per share
Basic	$7.65	$0.70	$(5.34)
Diluted	7.59	0.70	(5.34)

Number of shares used in per share calculations
Basic	1,116	1,105	1,093
Diluted	1,125	1,118	1,093

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

For the year ended	August 28, 2025	August 29, 2024	August 31, 2023

Net income (loss)	$8,539	$778	$(5,833)

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	92	142	234
Pension liability adjustments	6	3	11
Unrealized gains (losses) on investments	4	33	6
Foreign currency translation adjustments	—	—	(3)
Other comprehensive income (loss)	102	178	248
Total comprehensive income (loss)	$8,641	$956	$(5,585)

See accompanying notes to consolidated financial statements.
65 | 2025 10-K

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)

As of	August 28, 2025	August 29, 2024

Assets
Cash and cash equivalents	$9,642	$7,041
Short-term investments	665	1,065
Receivables	9,265	6,615
Inventories	8,355	8,875
Other current assets	914	776
Total current assets	28,841	24,372
Long-term marketable investments	1,629	1,046
Property, plant, and equipment	46,590	39,749
Operating lease right-of-use assets	736	645
Intangible assets	453	416
Deferred tax assets	616	520
Goodwill	1,150	1,150
Other noncurrent assets	2,783	1,518
Total assets	$82,798	$69,416

Liabilities and equity
Accounts payable and accrued expenses	$9,649	$7,299
Current debt	560	431
Other current liabilities	1,245	1,518
Total current liabilities	11,454	9,248
Long-term debt	14,017	12,966
Noncurrent operating lease liabilities	701	610
Noncurrent unearned government incentives	1,018	550
Other noncurrent liabilities	1,443	911
Total liabilities	28,633	24,285

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,266 shares issued and 1,122 outstanding (1,253 shares issued and 1,109 outstanding as of August 29, 2024)	127	125
Additional capital	13,339	12,115
Retained earnings	48,583	40,877
Treasury stock, 144 shares held (144 shares as of August 29, 2024)	(7,852)	(7,852)
Accumulated other comprehensive income (loss)	(32)	(134)
Total equity	54,165	45,131
Total liabilities and equity	$82,798	$69,416

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of September 1, 2022	1,226	$123	$10,197	$47,274	$(7,127)	$(560)	$49,907
Net income (loss)	—	—	—	(5,833)	—	—	(5,833)
Other comprehensive income (loss), net	—	—	—	—	—	248	248
Stock issued under equity compensation plans	15	1	262	—	—	—	263
Stock-based compensation expense	—	—	596	—	—	—	596
Repurchase of stock – repurchase program	—	—	—	—	(425)	—	(425)
Repurchase of stock – withholdings on employee equity awards	(2)	—	(19)	(108)	—	—	(127)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(509)	—	—	(509)
Balance as of August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income (loss)	—	—	—	778	—	—	778
Other comprehensive income (loss), net	—	—	—	—	—	178	178
Stock issued under equity compensation plans	17	1	271	—	—	—	272
Stock-based compensation expense	—	—	833	—	—	—	833
Repurchase of stock – repurchase program	—	—	—	—	(300)	—	(300)
Repurchase of stock – withholdings on employee equity awards	(3)	—	(25)	(207)	—	—	(232)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(518)	—	—	(518)
Balance as of August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income (loss)	—	—	—	8,539	—	—	8,539
Other comprehensive income (loss), net	—	—	—	—	—	102	102
Stock issued under equity compensation plans	16	2	285	—	—	—	287
Stock-based compensation expense	—	—	972	—	—	—	972
Repurchase of stock – withholdings on employee equity awards	(3)	—	(33)	(306)	—	—	(339)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(527)	—	—	(527)
Balance as of August 28, 2025	1,266	$127	$13,339	$48,583	$(7,852)	$(32)	$54,165

See accompanying notes to consolidated financial statements.
67 | 2025 10-K

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)

For the year ended	August 28, 2025	August 29, 2024	August 31, 2023

Cash flows from operating activities
Net income (loss)	$8,539	$778	$(5,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	8,352	7,780	7,756
Stock-based compensation	972	833	596
Provision to write down inventories to net realizable value	—	—	1,831
Goodwill impairment	—	—	101
Change in operating assets and liabilities:
Receivables	(1,776)	(3,581)	2,763
Inventories	520	(488)	(3,555)
Accounts payable and accrued expenses	862	1,915	(1,302)
Other current liabilities	(272)	989	(817)
Other	328	281	19
Net cash provided by operating activities	17,525	8,507	1,559

Cash flows from investing activities
Expenditures for property, plant, and equipment	(15,857)	(8,386)	(7,676)
Purchases of available-for-sale securities	(1,890)	(1,999)	(723)
Proceeds from government incentives	2,005	315	710
Proceeds from maturities and sales of available-for-sale securities	1,698	1,794	1,591
Other	(43)	(33)	(93)
Net cash used for investing activities	(14,087)	(8,309)	(6,191)

Cash flows from financing activities
Repayments of debt	(4,619)	(1,897)	(761)
Payments of dividends to shareholders	(522)	(513)	(504)
Repurchases of common stock - repurchase program	—	(300)	(425)
Payments on equipment purchase contracts	—	(149)	(138)
Proceeds from issuance of debt	4,430	999	6,716
Other	(139)	18	95
Net cash provided by (used for) financing activities	(850)	(1,842)	4,983

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	6	40	(34)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,594	(1,604)	317
Cash, cash equivalents, and restricted cash at beginning of period	7,052	8,656	8,339
Cash, cash equivalents, and restricted cash at end of period	$9,646	$7,052	$8,656

Supplemental disclosures
Income taxes paid, net	$(583)	$(338)	$(532)
Interest paid, net of amounts capitalized	(418)	(503)	(323)
Non-cash equipment acquisitions on contracts payable	321	118	165
See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)

Note 1. Significant Accounting Policies

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

Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2025, 2024, and 2023 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

Derivative and Hedging Instruments

We use derivative instruments to manage our exposure to changes in currency exchange rates from (1) our monetary assets and liabilities denominated in currencies other than the U.S. dollar, (2) non-U.S.-dollar-denominated investments in debt instruments, and (3) forecasted cash flows for certain capital expenditures and manufacturing costs. We also use derivative instruments to manage our exposure to changes in commodity prices for manufacturing supplies. Derivative instruments are measured at their fair values and recognized as either assets or liabilities.

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

69 | 2025 10-K

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

Government Incentives

We receive incentives from governmental entities related to capital expenditures, expenses, and other activities. The government incentives we receive may require that we meet or maintain specified spending levels and other operational metrics and may be subject to reimbursement if such conditions are not met or maintained. Government incentives are recognized in the financial statements based on the underlying principal criteria for earning the incentives when there is reasonable assurance that the conditions of the government incentives are met and the incentive will be received. Incentives related to the acquisition or construction of property, plant, and equipment are recognized as a reduction in the carrying amounts of the related assets and as a reduction of subsequent depreciation expense over the useful lives of the assets. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. Government incentives received prior to being earned are recognized in current or noncurrent deferred income, whereas government incentives earned prior to being received are recognized in current or noncurrent receivables. Cash received from government incentives related to operating expenses is included as an operating activity in the statement of cash flows, whereas cash received, including by constructive receipt, from incentives related to the acquisition of property, plant, and equipment is included as an investing activity. For each project, we estimate the total expected project costs and recognize a proportionate benefit as qualified project costs are incurred. As the estimated total expected qualified project cost changes, we adjust our estimate of the recognized proportionate benefit.

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

We capitalize interest on borrowings during the period of time we carry out the activities necessary to bring assets to the condition of their intended use and location. We utilize a weighted-average capitalization rate that is based on our consolidated debt portfolio. Capitalized interest becomes part of the cost of assets.

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
71 | 2025 10-K

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

Note 2. Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU expands on existing reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. We adopted this ASU in the fourth quarter of 2025 on a retrospective basis. Adoption of this ASU resulted in increased disclosures in the Notes to Consolidated Financial Statements. See Note 27. Segment and Other Information.

Note 3. Recently Issued Accounting Standards

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

In September 2025, the FASB issued ASU 2025-06 (ASC Topic 350), Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements to the accounting for internal-use software and ASU will be effective for the first quarter of 2029, with early adoption permitted. This ASU provides for adoption on a prospective basis, with retrospective or modified retrospective application permitted. We are evaluating the timing and effects of our adoption of this new guidance on our financial statements.

Note 4. Variable Interest Entities

Certain third-party special purpose entities (the “Lease SPEs”) facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. As of August 28, 2025, we had approximately $1.58 billion of financial lease liabilities and right-of-use assets under these arrangements.

Note 5. Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available for sale as of the dates noted below. Cash and cash equivalents and the fair values of our available-for-sale securities, which approximated amortized costs, were as follows:

	As of August 28, 2025				As of August 29, 2024
	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$7,875	$—	$—	$7,875	$6,654	$—	$—	$6,654
Level 1(2)
Money market funds	410	—	—	410	20	—	—	20
Level 2(3)
Certificates of deposit	1,292	6	—	1,298	316	6	—	322
Corporate bonds	23	559	1,047	1,629	—	771	571	1,342
Asset-backed securities	—	31	521	552	—	46	433	479
Government securities	9	43	61	113	35	82	42	159
Commercial paper	33	26	—	59	16	160	—	176
	9,642	$665	$1,629	$11,936	7,041	$1,065	$1,046	$9,152
Restricted cash(4)	4				11
Cash, cash equivalents, and restricted cash	$9,646				$7,052
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of August 28, 2025 or August 29, 2024.
(4)Restricted cash is included in other current assets.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $194 million and $190 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of August 28, 2025 and August 29, 2024, respectively. For non-marketable investments, we recognized net losses in other non-operating income (expense) of $10 million, $32 million, and $7 million in 2025, 2024, and 2023, respectively. Our non-marketable equity investments are recorded at fair value on a non-recurring basis and classified as Level 3.

73 | 2025 10-K

Note 6. Receivables

As of	August 28, 2025	August 29, 2024

Trade receivables	$7,163	$5,419
Government incentives	1,572	834
Income and other taxes	436	268
Other	94	94
	$9,265	$6,615

Note 7. Inventories

As of	August 28, 2025	August 29, 2024

Finished goods	$1,094	$1,308
Work in process	6,401	6,774
Raw materials and supplies	860	793
	$8,355	$8,875

In 2023, we recorded charges of $1.83 billion to cost of goods sold to write down the carrying value of work in process and finished goods inventories to their estimated net realizable value.

Note 8. Property, Plant, and Equipment

As of	August 28, 2025	August 29, 2024

Land	$420	$284
Buildings	22,173	20,141
Equipment(1)	79,934	70,813
Construction in progress(2)	5,518	3,444
Software	1,651	1,365
	109,696	96,047
Accumulated depreciation	(63,106)	(56,298)
	$46,590	$39,749
(1)Includes costs related to equipment not placed into service of $4.05 billion as of August 28, 2025 and $3.10 billion as of August 29, 2024.
(2)Primarily includes building-related construction and tool installation.

Depreciation expense was $8.28 billion, $7.70 billion, and $7.67 billion for 2025, 2024, and 2023, respectively. Interest capitalized as part of the cost of property, plant, and equipment was $321 million, $225 million, and $208 million for 2025, 2024, and 2023, respectively.

Note 9. Leases

We have finance and operating leases through which we obtain the right to use facilities, land, and equipment that support our business operations. Our finance leases consist primarily of (1) equipment leases and (2) gas and other supply agreements that are deemed to contain embedded leases. Our operating leases consist primarily of offices, laboratories, other facilities, and land. Certain of our operating leases include one or more options to extend the lease term for periods from one year to 10 years for real estate and one year to 99 years for land. In determining the lease term, we assess whether we are reasonably certain to exercise any options to renew or terminate a lease or to purchase the right-of-use asset.

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

The components of lease cost are presented below:

For the year ended	2025	2024	2023

Finance lease cost
Amortization of right-of-use asset	$335	$176	$105
Interest on lease liability	127	70	24
Operating lease cost(1)	153	140	137
	$615	$386	$266
(1)Includes short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

For the year ended	2025	2024	2023

Cash flows used for operating activities
Finance leases	$120	$61	$24
Operating leases	149	132	139
Cash flows used for financing activities – Finance leases	323	155	109
Non-cash acquisitions of right-of-use assets
Finance leases	1,298	905	508
Operating leases	166	54	57

Supplemental balance sheet information related to leases was as follows:

As of	August 28, 2025	August 29, 2024

Finance lease right-of-use assets (included in property, plant, and equipment)	$3,004	$2,038
Current operating lease liabilities (included in accounts payable and accrued expenses)	74	71

Weighted-average remaining lease term (in years)
Finance leases	7	8
Operating leases	12	10
Weighted-average discount rate
Finance leases	5.19%	4.91%
Operating leases	4.26%	3.42%

75 | 2025 10-K

As of August 28, 2025, maturities of lease liabilities by fiscal year were as follows:

	Finance Leases	Operating Leases

2026	$675	$92
2027	660	97
2028	640	89
2029	548	83
2030	336	85
2031 and thereafter	647	628
Less imputed interest	(462)	(299)
	$3,044	$775

The table above excludes obligations for leases that have been executed but have not yet commenced. As of August 28, 2025, excluded obligations consisted of $1.16 billion of finance lease obligations over a weighted-average period of 15 years for gas supply arrangements deemed to contain embedded leases and equipment leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Note 10. Intangible Assets

	As of August 28, 2025			As of August 29, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Product and process technology	$662	$(217)	$445	$683	$(278)	$405
Other	8	—	8	11	—	11
	$670	$(217)	$453	$694	$(278)	$416

In 2025, 2024, and 2023, we capitalized $112 million, $84 million, and $87 million, respectively, for product and process technology with weighted-average useful lives of 9 years, 10 years, and 9 years, respectively. Amortization expense was $71 million, $82 million, and $86 million for 2025, 2024, and 2023, respectively. Expected amortization expense is $73 million for 2026, $65 million for 2027, $62 million for 2028, $55 million for 2029, $57 million for 2030, and $141 million for 2031 and thereafter.

Note 11. Accounts Payable and Accrued Expenses

As of	August 28, 2025	August 29, 2024

Accounts payable	$3,132	$2,726
Property, plant, and equipment	4,391	2,925
Salaries, wages, and benefits	1,116	1,117
Income and other taxes	628	218
Other	382	313
	$9,649	$7,299

Note 12. Debt

	As of August 28, 2025						As of August 29, 2024
				Net Carrying Amount				Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Current	Long-Term	Total	Principal	Current	Long-Term	Total

2028 Notes	5.375%	5.52%	$542	$—	$540	$540	$600	$—	$597	$597
2029 Term Loan A	5.455%	5.49%	984	—	982	982	—	—	—	—
2029 A Notes	5.327%	5.40%	700	—	698	698	700	—	698	698
2029 B Notes	6.750%	6.54%	1,159	—	1,168	1,168	1,250	—	1,261	1,261
2030 Notes	4.663%	4.73%	796	—	794	794	850	—	847	847
2031 Notes	5.300%	5.41%	1,000	—	995	995	1,000	—	994	994
2032 Green Bonds	2.703%	2.77%	1,000	—	996	996	1,000	—	996	996
2032 Notes	5.650%	5.79%	500	—	496	496	—	—	—	—
2033 A Notes	5.875%	5.96%	750	—	746	746	750	—	745	745
2033 B Notes	5.875%	6.01%	900	—	892	892	900	—	891	891
2035 A Notes	5.800%	5.90%	1,000	—	992	992	—	—	—	—
2035 B Notes	6.050%	6.14%	1,250	—	1,241	1,241	—	—	—	—
2041 Notes	3.366%	3.41%	500	—	497	497	500	—	497	497
2051 Notes	3.477%	3.52%	500	—	496	496	500	—	496	496
2026 Term Loan A	N/A	N/A	—	—	—	—	922	49	872	921
2026 Notes	N/A	N/A	—	—	—	—	500	—	499	499
2027 Term Loan A	N/A	N/A	—	—	—	—	1,065	57	1,006	1,063
2027 Notes	N/A	N/A	—	—	—	—	900	—	838	838
Finance lease obligations	N/A	5.19%	3,044	560	2,484	3,044	2,054	325	1,729	2,054
			$14,625	$560	$14,017	$14,577	$13,491	$431	$12,966	$13,397

As of August 28, 2025, all of our debt, other than finance lease obligations, were unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness and were effectively subordinated to all future secured indebtedness, to the extent of the value of the assets securing such indebtedness. All our unsecured debt were obligations of our parent company, Micron, and were structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of our indebtedness generally contain cross payment default and cross acceleration provisions. Micron’s guarantees of certain liabilities of its subsidiaries are unsecured obligations ranking equally in right of payment with all of Micron’s other existing and future unsecured indebtedness.

77 | 2025 10-K

Debt Activity

The table below presents the effects of debt issuances and prepayment activities in 2025:

	Transaction Date	Increase (Decrease) in Principal	Increase (Decrease) in Carrying Value	Increase (Decrease) in Cash

Issuances
2035 A Notes	January 16, 2025	$1,000	$992	$992
2029 Term Loan A	January 17, 2025	1,684	1,681	1,681
2032 Notes	April 29, 2025	500	496	496
2035 B Notes	April 29, 2025	1,250	1,241	1,241
Prepayments
2026 Term Loan A	January 17, 2025	(897)	(896)	(897)
2027 Term Loan A	January 17, 2025	(1,037)	(1,035)	(1,037)
2026 Notes	February 12, 2025	(500)	(499)	(501)
2027 Notes	May 27, 2025	(900)	(854)	(900)
2028 Notes	Various dates	(58)	(57)	(59)
2029 B Notes	Various dates	(91)	(91)	(98)
2030 Notes	Various dates	(54)	(53)	(54)
2029 Term Loan A	August 18, 2025	(700)	(699)	(700)
		$197	$226	$164

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

Senior Unsecured Notes

We may redeem our 2028 Notes, 2029 A Notes, 2029 B Notes, 2030 Notes, 2031 Notes, 2032 Green Bonds, 2032 Notes, 2033 A Notes, 2033 B Notes, 2035 A Notes, 2035 B Notes, 2041 Notes, and 2051 Notes (the “Senior Unsecured Notes”), in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus, in each case, accrued interest. We may also redeem any series of the Senior Unsecured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest between one and six months prior to the applicable maturity date, in accordance with the respective terms of such series.

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

2029 Term Loan A

On January 17, 2025, we entered into a term loan agreement and borrowed $1.68 billion in principal amount due January 17, 2029 (the “Term Loan Agreement”). Borrowings under the Term Loan Agreement will generally bear interest at adjusted term SOFR plus an applicable interest rate margin ranging from 0.875% to 1.50%, depending on our corporate credit ratings. On August 18, 2025, we prepaid $700 million of the principal amount.

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

Revolving Credit Facility

As of August 28, 2025, no amounts were outstanding under the Revolving Credit Facility and $3.50 billion was available to us. Under the Revolving Credit Facility, borrowing would generally bear interest at a rate equal to adjusted term SOFR plus 0.875% to 1.50%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature on March 12, 2030 and amounts borrowed may be prepaid without penalty. Any obligations under the Revolving Credit Facility would be unsecured.

The Revolving Credit Facility contains the same net leverage ratio and substantially the same other covenants as the Term Loan Agreement.

Maturities of Notes Payable

As of August 28, 2025, maturities of notes payable and the term loan by fiscal year were as follows:

2026	$—
2027	—
2028	542
2029	1,684
2030	1,955
2031 and thereafter	7,400
Unamortized issuance costs, discounts, and premium, net	(48)
$11,533

Note 13. Commitments

As of August 28, 2025, we had noncancelable commitments with remaining contractual terms in excess of one year of approximately $5.5 billion for purchase obligations, of which approximately $1.2 billion will be due in 2026, $1.2 billion due in 2027, $1.0 billion due in 2028, $400 million due in 2029, $400 million due in 2030, and $1.3 billion due in 2031 and thereafter. Purchase obligations primarily include payments for goods or services with either a fixed or minimum quantity and price, which includes payments for the acquisition of property, plant, and equipment. Payments for leases that have been executed but have not yet commenced are excluded.

79 | 2025 10-K

Note 14. Contingencies

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas (“W.D. Tex.”). The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor Germany, GmbH in Düsseldorf Regional Court alleging that two German patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. In rulings issued on March 7, 2024 and November 7, 2024, the Federal Patent Court in Germany declared both patents invalid. Netlist has appealed those rulings.

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees. On May 23, 2024, following a four-day trial regarding the second complaint filed by Netlist in the E.D. Tex., a jury rendered a verdict that Micron’s memory modules infringe two asserted patents—U.S. Patent No. 7,619,912 (“the ‘912 patent”) and U.S. Patent No. 11,093,417 (“the ‘417 patent”)—and found that Micron should pay $425 million for infringement of the ‘912 patent and $20 million for infringement of the ‘417 patent. On July 9, 2025, Micron filed a notice that it will appeal the judgment. On April 17, 2024, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision (“FWD”) finding unpatentable the sole asserted claim of the ‘912 patent. On September 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘912 patent is unpatentable to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On July 30, 2024, the USPTO issued a FWD finding unpatentable all asserted claims of the ‘417 patent. On December 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘417 patent is unpatentable to the Federal Circuit. In the case of each of the ‘912 and ‘417 patents, if the United States Court of Appeals for the Federal Circuit affirms the FWD, then the affirmed FWD will preclude any pending actions asserting infringement of such patent (including any infringement verdict that is subject to an ongoing appeal).

On May 19, 2025, Netlist filed a complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by our HBM products. On July 8, 2025, Netlist amended the complaint to allege that one additional U.S. patent is infringed by certain of our DIMMs. On July 28, 2025, Netlist filed an additional complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by certain of our DIMMs. These complaints seek damages, attorneys’ fees, and other equitable relief.

On January 23, 2023, Besang Inc. filed a patent infringement complaint against Micron in E.D. Tex. The complaint alleges that one U.S. patent is infringed by certain of our 3D NAND and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On September 17, 2025, the District Court issued a judgment that the accused products do not infringe the asserted patent.

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

On October 16, 2024, Palisade Technologies, LLP filed a patent infringement lawsuit against Micron and MSP in W.D. Tex. The complaint alleges that five U.S. patents are infringed by certain of our DRAM, NAND, 3D NAND, and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

On June 30, 2025, Advanced Memory Technologies, LLC filed a patent infringement lawsuit against Micron in W.D. Tex. alleging that four U.S. Patents are infringed by certain of our DRAM and NAND products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

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

On September 8, 2025, a shareholder derivative complaint was filed by a purported shareholder against certain individual directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in the United States District Court for the District of Delaware (“D. Del.”). The complaint alleges violations of the Securities and Exchange Act of 1934, breaches of fiduciary duty, unjust enrichment, insider trading and misappropriation of information, abuse of control, gross mismanagement, and waste of corporate assets. The complaint is based on substantially the same allegations of false and misleading statements and/or omissions of material information as were asserted in the putative securities class action and similar shareholder derivative suits pending in D. Idaho.

81 | 2025 10-K

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

Note 15. Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Government Incentives. No shares were repurchased in 2025. We repurchased 3.2 million shares of our common stock for $300 million in 2024. Through August 28, 2025, we had repurchased an aggregate of $7.19 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

In each quarter of 2025, we declared and paid dividends of $0.115 per share. On September 23, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on October 21, 2025, to shareholders of record as of the close of business on October 3, 2025.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the year ended August 28, 2025 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 29, 2024	$(162)	$(8)	$39	$(3)	$(134)
Other comprehensive income (loss) before reclassifications	(7)	6	13	—	12
Amount reclassified out of accumulated other comprehensive income (loss)	140	(1)	(3)	—	136
Tax effects	(41)	(1)	(4)	—	(46)
Other comprehensive income (loss)	92	4	6	—	102
As of August 28, 2025	$(70)	$(4)	$45	$(3)	$(32)

Note 16. Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of August 28, 2025		As of August 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes payable and term loans	$11,570	$11,533	$11,316	$11,343

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

83 | 2025 10-K

Note 17. Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of August 28, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,271	$41	$(64)
Cash flow commodity hedges	393	19	(20)
Fair value currency hedges	3,049	1	(10)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	3,477	3	(18)
		$64	$(112)

As of August 29, 2024
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,724	$57	$(71)
Cash flow commodity hedges	471	20	(7)
Fair value currency hedges	2,511	—	(41)
Fair value interest rate hedges	900	—	(60)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	2,393	18	(3)
		$95	$(182)
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

The effects of cash flow hedging activities were as follows:

For the year ended	2025	2024	2023

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$—	$33	$30
Gain (loss) excluded from effectiveness testing in cost of goods sold	(107)	(135)	(101)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	(140)	(172)	(261)

As of August 28, 2025, we expect to reclassify $43 million of pre-tax gains related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $3.05 billion as of August 28, 2025. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings. The effects of fair value currency hedges on our consolidated statements of operations, recognized in other non-operating income (expense), net, were not material for the periods presented.

We also utilized fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The effects of fair value hedges on our consolidated statements of operations, recognized in interest expense, were not material for the periods presented. In the third quarter of 2025, we prepaid the 2027 Notes and settled the related fixed-to-floating interest rate swaps. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Debt.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within three months to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating income (expense), net. The amounts recognized for derivative instruments without hedge accounting designation were not material for the periods presented. We do not use derivative instruments for speculative purposes.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of August 28, 2025 and August 29, 2024, amounts netted under our master netting arrangements were not material.

Note 18. Equity Compensation Plans

As of August 28, 2025, 55 million shares of our common stock were available for future awards under our equity compensation plans, including 7 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

As of August 28, 2025, there were 25 million shares of Restricted Stock Awards outstanding, 21 million of which are only subject to service-based vesting conditions. Service-based Restricted Stock Awards generally vest on 25% of the units granted after the first year and on 6.25% each quarter thereafter over the remaining three years of employment. Restricted Stock Awards with performance or market-based vesting conditions vest over a three-year period as conditions are met. At the end of the performance period, the number of actual shares to be awarded will vary between 0% and 200% of target amounts, depending upon the achievement level. Our unvested restricted stock awards generally include dividend equivalent rights.

85 | 2025 10-K

Restricted Stock Awards activity for 2025 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding as of August 29, 2024	28	$65.82
Granted	11	101.15
Vested	(13)	64.10
Forfeited	(1)	75.31
Outstanding as of August 28, 2025	25	82.12

For the year ended	2025	2024	2023

Restricted stock award shares granted	11	13	17
Weighted-average grant-date fair value per share	$101.15	$72.72	$55.99
Aggregate vesting-date fair value of shares vested	$1,322	$1,008	$514

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

For the year ended	2025	2024	2023

Weighted-average grant-date fair value per share	$28.99	$26.82	$17.06
Average expected life in years	0.5	0.5	0.5
Weighted-average expected volatility (based on implied volatility)	47%	41%	37%
Weighted-average risk-free interest rate	4.3%	5.2%	5.1%
Expected dividend yield	0.5%	0.5%	0.7%

Under the ESPP, employees purchased 4 million shares of common stock in each of 2025 and 2024, and 5 million shares of common stock in 2023, at a per share weighted-average price of $78.12, $65.72, and $51.93 in 2025, 2024, and 2023, respectively.

Stock Options

As of August 28, 2025, our outstanding stock options were not material. The total intrinsic value for options exercised was $23 million, $92 million, and $30 million in 2025, 2024, and 2023, respectively.

Stock-based Compensation Expense

For the year ended	2025	2024	2023

Stock-based compensation expense by caption
Cost of goods sold	$409	$312	$201
Research and development	347	296	226
Selling, general, and administrative	219	213	137
Restructure	—	—	(7)
	$975	$821	$557

Stock-based compensation expense by type of award
Restricted stock awards	$877	$749	$488
ESPP	98	72	69
	$975	$821	$557

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $163 million, $140 million, and $68 million for 2025, 2024, and 2023, respectively. Stock-based compensation expense of $96 million and $99 million was capitalized and remained in inventory as of August 28, 2025 and August 29, 2024, respectively. As of August 28, 2025, $1.59 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the fourth quarter of 2029, resulting in a weighted-average period of 1.2 years.

Note 19. Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites. Details of significant plans are as follows:

Employee Savings Plan for U.S. Employees

We have a 401(k) retirement plan under which U.S. employees may contribute up to 75% of their eligible pay, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in our stock. We match in cash eligible contributions from employees up to 5% of the employee’s annual eligible earnings. Contribution expense for the 401(k) plan was $78 million, $66 million, and $59 million in 2025, 2024, and 2023, respectively.

Retirement Plans

We have pension plans available to employees at various foreign sites. As of August 28, 2025, the projected benefit obligations of our plans were $197 million and plan assets were $276 million. As of August 29, 2024, the projected benefit obligations of our plans were $191 million and plan assets were $261 million. Pension expense was not material for 2025, 2024, or 2023.

Note 20. Government Incentives

We receive incentives from governmental entities primarily in India, Japan, Singapore, and the United States principally in the form of cash grants and tax credits. These incentives primarily relate to capital expenditures and may be subject to reimbursement if certain conditions are not met or maintained. The conditions attached to these incentives require us to incur expenditures related to the construction of new manufacturing facilities, the purchase and installation of specialized tools and equipment, R&D expenditures, meet and/or maintain operational metrics, and/or maintain certain levels of fixed asset investment or employee headcount during the incentive terms.

87 | 2025 10-K

Government incentives related to capital expenditures have reduced property, plant and equipment by $5.04 billion as of August 28, 2025, of which $3.11 billion pertained to 2025 expenditures.

In 2025, operating income (loss) benefited by $588 million (approximately 87% in COGS and 13% in R&D) from government incentives that reduced depreciation expense and operating incentives, which offset against the related expense in the period the expense was incurred.

The line items on the balance sheet affected by government incentives were as follows:

As of	August 28, 2025

Receivables	$1,572
Other noncurrent assets	914
Noncurrent unearned government incentives	1,018

In addition to the receivables and other noncurrent assets in the table above and cash incentives already received, we had the following commitments from various governmental entities, subject to achievement of certain performance conditions:

As of	August 28, 2025

U.S.	$5,206
India	1,491
Japan	929
Singapore	269
Other	10
$7,905

U.S. CHIPS Act Funding Agreements

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho and allocated certain award funding from the $6.1 billion grants previously awarded to the second planned Idaho fab. The direct funding for up to $6.1 billion remains unchanged. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding for our fab in Manassas, Virginia. The direct funding agreement for our fab in Virginia is substantially similar to those for our fabs in Idaho and New York. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects.

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

In addition to the U.S. commitment amount in the table above, we receive an investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. On July 4, 2025, the One Big Beautiful Bill Act was enacted, which increased the investment tax credit from 25% to 35% on qualified investments placed into service after December 31, 2025. As qualified investments are made, we recognize investment tax credits in receivables or other noncurrent assets.

We have also signed a non-binding term sheet with the state of New York that provides up to $5.5 billion in funding for the planned four-fab facility over the next 20-plus years through a combination of tax credits for qualified capital investments and incentives for eligible new job wages.

Other Government Incentive Commitments

We receive incentives for the construction of a new assembly and test facility in Gujarat, India, representing 50% of the total project cost from the Indian central government and 20% of the total project cost from the state of Gujarat. We also receive incentives from the Japanese Ministry of Economy, Trade and Industry to support the production of DRAM using EUV lithography in Hiroshima, Japan. Subsequent to August 28, 2025, we finalized a new incentive arrangement with the Japanese Ministry of Economy, Trade and Industry to modernize our Hiroshima, Japan manufacturing facility for an additional commitment amount of up to 500 billion Japanese yen (approximately $3.4 billion).

Note 21. Revenue and Customer Contract Liabilities

Revenue by Technology

For the year ended	2025	2024	2023

DRAM	$28,578	$17,603	$10,978
NAND	8,503	7,227	4,206
Other (primarily NOR)	297	281	356
	$37,378	$25,111	$15,540

See Note 27. Segment and Other Information for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of August 28, 2025, our future performance obligations beyond one year were $143 million, which included customer prepayments and other contract liabilities.

As of August 28, 2025 and August 29, 2024, customer prepayments made to secure product supply in future periods and other contract liabilities were $169 million and $907 million, respectively, of which $26 million and $766 million were reported in other current liabilities, respectively. The remainder of the customer prepayments and other contract liabilities were in other noncurrent liabilities. Revenue recognized during 2025 from the beginning balance as of August 29, 2024 included $778 million from shipments against customer prepayments and other contract liabilities.

As of August 28, 2025 and August 29, 2024, other current liabilities included $1.19 billion and $718 million, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.
89 | 2025 10-K

In 2023, we received an aggregate of $228 million from settlements of insurance claims involving a power disruption in 2022 and an operational disruption in 2017, of which $186 million was for business interruption and recognized in revenue.

Note 22. Restructure and Asset Impairments

For the year ended	2025	2024	2023

Employee severance	$30	$1	$163
Asset impairments and other asset-related costs	9	—	14
Other	—	—	(6)
	$39	$1	$171

In 2023, we initiated a restructure plan in response to challenging industry conditions. Under the plan, we reduced our headcount by approximately 15% by the end of calendar 2023, through a combination of voluntary attrition and personnel reductions. The plan was substantially completed in 2023.

Note 23. Other Operating (Income) Expense, Net

For the year ended	2025	2024	2023

Patent license charges	$57	$—	$—
Goodwill impairment	—	—	101
Litigation settlement	—	—	68
Patent cross-license agreement gain	—	(200)	—
Other	4	(51)	(45)
	$61	$(251)	$124

Note 24. Other Non-Operating Income (Expense), Net

For the year ended	2025	2024	2023

Gain (loss) from changes in currency exchange rates	$(72)	$(13)	$10
Loss on debt prepayments	(59)	(1)	—
Other	(4)	(17)	(3)
	$(135)	$(31)	$7

Note 25. Income Taxes

Our income tax (provision) benefit consisted of the following:

For the year ended	2025	2024	2023

Income (loss) before income taxes and equity in net income (loss) of equity method investees
U.S.	$686	$544	$235
Foreign	8,968	696	(5,893)
	$9,654	$1,240	$(5,658)

Income tax (provision) benefit
Current
U.S. federal	$(275)	$(82)	$(5)
State	(15)	(1)	(1)
Foreign	(670)	(333)	(178)
	(960)	(416)	(184)
Deferred
U.S. federal	(118)	18	(84)
State	—	—	—
Foreign	(46)	(53)	91
	(164)	(35)	7

Income tax (provision) benefit	$(1,124)	$(451)	$(177)

The table below reconciles our tax (provision) benefit based on the U.S. federal statutory rate to our effective rate:

For the year ended	2025		2024		2023

U.S. federal income tax (provision) benefit at statutory rate	$(2,027)	21.0%	$(260)	21.0%	$1,188	21.0%
U.S. tax on foreign operations	(476)	4.9	(7)	0.6	6	0.1
Change in valuation allowance	36	(0.4)	(59)	4.8	(50)	(0.9)
Change in unrecognized tax benefits	(23)	0.2	(41)	3.3	(30)	(0.5)
Foreign tax rate differential	1,132	(11.7)	(214)	17.2	(1,285)	(22.8)
Research and development tax credits	208	(2.2)	76	(6.1)	43	0.8
State taxes, net of federal benefit	(7)	0.1	12	(1.0)	37	0.7
Other	33	(0.3)	42	(3.4)	(86)	(1.5)
Income tax (provision) benefit	$(1,124)	11.6%	$(451)	36.4%	$(177)	(3.1)%

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. The effect of tax incentive arrangements reduced our tax provision by $1.05 billion (benefiting our diluted earnings per share by $0.93) for 2025. As a result of low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for 2024 or 2023.

As of August 28, 2025, certain non-U.S. subsidiaries had cumulative undistributed earnings of $4.31 billion that were deemed to be indefinitely reinvested. A provision has not been recognized to the extent that distributions from such subsidiaries are subject to additional foreign withholding or state income tax. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

91 | 2025 10-K

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consist of the following:

As of	August 28, 2025	August 29, 2024

Deferred tax assets
Net operating loss and tax credit carryforwards	$1,016	$1,050
Accrued salaries, wages, and benefits	203	182
Operating lease liabilities	192	175
Inventories	25	4
Other	37	59
Gross deferred tax assets	1,473	1,470
Less valuation allowance	(634)	(593)
Deferred tax assets, net of valuation allowance	839	877

Deferred tax liabilities
Right-of-use assets	(163)	(152)
Property, plant, and equipment	(6)	(194)
Other	(106)	(70)
Deferred tax liabilities	(275)	(416)

Net deferred tax assets	$564	$461

Reported as
Deferred tax assets	$616	$520
Deferred tax liabilities (included in other noncurrent liabilities)	(52)	(59)
Net deferred tax assets	$564	$461

We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of August 28, 2025, and August 29, 2024, we had a valuation allowance of $634 million and $593 million, respectively, against our net deferred tax assets, primarily related to carryforwards in U.S. states and Malaysia. Changes in 2025 in the valuation allowance were due to adjustments based on management's assessment of the realizability of tax credits, allowances and net operating losses based on a level that is more likely than not to be realized.

As of August 28, 2025, our net operating loss carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Expiration	Singapore	Malaysia	State	Japan	Total

2026 - 2030	$—	$—	$29	$—	$29
2031 - 2035	—	—	139	308	447
2036 - 2040	—	—	192	—	192
2041 - 2045	—	—	71	—	71
Indefinite	2,511	1,437	—	—	3,948
	$2,511	$1,437	$431	$308	$4,687

As of August 28, 2025, our tax credit carryforward amounts and expiration periods, as reported to tax authorities, were as follows:

Year of Tax Credit Expiration	U.S. Federal	State	Other	Total

2026 - 2030	$—	$72	$—	$72
2031 - 2035	36	145	—	181
2036 - 2040	—	141	40	181
2041 - 2046	—	6	—	6
Indefinite	—	159	—	159
	$36	$523	$40	$599

Below is a reconciliation of the beginning and ending amount of our unrecognized tax benefits:

For the year ended	2025	2024	2023

Beginning unrecognized tax benefits	$716	$744	$731
Increases related to tax positions from prior years	11	2	2
Increases related to prior year tax positions taken in current year	—	20	27
Increases related to tax positions taken in current year	55	54	17
Decreases related to tax positions from prior years	(8)	(89)	(33)
Decreases related to settlement with tax authorities	—	(15)	—
Reductions due to lapsed statutes of limitations	(39)	—	—
Ending unrecognized tax benefits	$735	$716	$744

As of August 28, 2025, gross unrecognized tax benefits were $735 million, which would have an impact of approximately $611 million on our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be significant.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2018 through 2025. We are currently under audit by the Internal Revenue Service for our 2018 and 2019 tax years. In addition, tax returns that remain open to examination in Singapore, Taiwan and Japan range from the years 2017 to 2025. We believe that adequate amounts of taxes and related interest and penalties have been provided, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations, or financial condition.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions, which primarily are effective for us beginning in 2026 and 2027. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact.

93 | 2025 10-K

Note 26. Earnings Per Share

For the year ended	2025	2024	2023

Net income (loss) – Basic and Diluted	$8,539	$778	$(5,833)

Weighted-average common shares outstanding – Basic	1,116	1,105	1,093
Dilutive effect of equity compensation plans	9	13	—
Weighted-average common shares outstanding – Diluted	1,125	1,118	1,093

Earnings (loss) per share
Basic	$7.65	$0.70	$(5.34)
Diluted	7.59	0.70	(5.34)

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were as follows at the end of the periods shown:

For the year ended	2025	2024	2023

Equity compensation plans	6	3	33

Note 27. Segment and Other Information

We initiated a strategic reorganization of our business units to a market segment-focused business unit structure, with AI growth opportunities in every business unit. We completed the reorganization of our operations and organizational structure and began to manage operations under our new segment structure effective in the fourth quarter of 2025. As high-performance memory and storage become increasingly vital to drive the growth of AI, this business unit reorganization allows us to stay at the forefront of innovation in each market segment through deeper customer engagement and to address the dynamic needs of the industry.

All prior-period segment amounts have been retrospectively adjusted to reflect the way our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), assesses the performance of our segments based on segment revenue, cost of goods sold, operating expenses, and operating income (loss). The segment information reported herein is regularly provided to and reviewed and evaluated by our CODM to budget, forecast, and decide how to allocate resources for capital investments, human capital, and other strategic investments across our segments. There are no changes to our Consolidated Financial Statements for any prior periods.

We have the following four business units, which are our reportable segments:

•Cloud Memory Business Unit (“CMBU”): Focused on memory solutions for large hyperscale cloud customers, and HBM for all data center customers.
•Core Data Center Business Unit (“CDBU”): Focused on memory solutions for mid-tier cloud, enterprise, and OEM data center customers and storage solutions for all data center customers.
•Mobile and Client Business Unit (“MCBU”): Focused on memory and storage solutions for the mobile and client segments.
•Automotive and Embedded Business Unit (“AEBU”): Focused on memory and storage solutions for the automotive, industrial, and consumer segments.

Our other operations do not meet the thresholds of a reportable segment and are reported under All Other. Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. Certain income and expenses are not allocated to segments because our CODM does not consider these amounts in the assessment of the performance of our segments. The unallocated amounts primarily include stock-based compensation, the impact of inventory NRV write-downs, gains and losses from settlements, restructure and asset impairment, and goodwill impairment.

For the year ended 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$13,524	$7,229	$11,859	$4,753	$13	$—	$37,378
Cost of goods sold	5,867	3,995	8,650	3,566	14	413	22,505
Gross margin	7,657	3,234	3,209	1,187	(1)	(413)	14,873

Research and development	1,315	864	836	435	—	348	3,798
Selling, general, and administrative	213	188	390	195	—	219	1,205
Restructure and asset impairment	—	—	—	—	—	39	39
Other operating (income) expense, net	—	2	2	—	—	57	61
Operating income (loss)	$6,129	$2,180	$1,981	$557	$(1)	$(1,076)	$9,770

For the year ended 2024	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$3,792	$4,984	$11,667	$4,631	$37	$—	$25,111
Cost of goods sold	2,677	3,638	10,222	3,598	20	(657)	19,498
Gross margin	1,115	1,346	1,445	1,033	17	657	5,613

Research and development	769	960	994	425	—	282	3,430
Selling, general, and administrative	107	139	485	186	(1)	213	1,129
Restructure and asset impairment	—	—	—	—	—	1	1
Other operating (income) expense, net	(5)	(8)	(33)	(10)	—	(195)	(251)
Operating income (loss)	$244	$255	$(1)	$432	$18	$356	$1,304

For the year ended 2023	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$1,872	$2,124	$7,394	$4,139	$11	$—	$15,540
Cost of goods sold	1,801	1,967	9,072	2,905	4	1,207	16,956
Gross margin	71	157	(1,678)	1,234	7	(1,207)	(1,416)

Research and development	755	622	1,122	389	—	226	3,114
Selling, general, and administrative	90	104	414	176	(1)	137	920
Restructure and asset impairment	—	—	—	—	—	171	171
Other operating (income) expense, net	(6)	(6)	(25)	(11)	—	172	124
Operating income (loss)	$(768)	$(563)	$(3,189)	$680	$8	$(1,913)	$(5,745)

95 | 2025 10-K

The table below presents the unallocated amounts:

For the year ended	2025	2024	2023

Unallocated
Cost of goods sold:
Stock-based compensation	$409	$312	$201
Provision to write down inventories to net realizable value	—	—	1,831
Lower costs from sale of inventory written down in prior periods	—	(987)	(844)
Other	4	18	19
	413	(657)	1,207
Research and development:
Stock-based compensation	347	296	226
Other	1	(14)	—
	348	282	226
Selling, general, and administrative:
Stock-based compensation	219	213	137

Restructure and asset impairment:	39	1	171

Other operating (income) expense, net:
Patent license charges	57	—	—
Goodwill impairment	—	—	101
Litigation settlement	—	—	68
Patent cross-license agreement gain	—	(200)	—
Other	—	5	3
	57	(195)	172

Total unallocated amounts	$1,076	$(356)	$1,913

Depreciation and amortization expense included in operating income (loss) was as follows:

For the year ended	2025	2024	2023

CMBU	$2,260	$1,112	$909
CDBU	1,530	1,434	1,020
MCBU	3,177	3,762	4,319
AEBU	1,375	1,447	1,486
All Other	5	7	3
Unallocated	5	18	19
	$8,352	$7,780	$7,756

We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.

As a result of reorganizing our segments in the fourth quarter of 2025, we reallocated goodwill among our reporting units on a relative fair value basis. We performed a quantitative goodwill impairment assessment for each of our reporting units immediately before and after our business unit reorganization. We concluded based on both our pre- and post-reorganization impairment assessments that goodwill was not impaired. As of August 28, 2025, CMBU, CDBU, MCBU, and AEBU had goodwill of $654 million, $109 million, $284 million, and $103 million, respectively.

We performed a qualitative assessment for goodwill impairment in 2024 and did not identify any impairment indicators for our reporting units. Due to global and macroeconomic challenges, as well as lower expected demand resulting from customer actions to reduce elevated inventory levels, in 2023, we performed a quantitative assessment for goodwill impairment for each of our reporting units. We evaluated the fair value of our reporting units based on an income approach, using a discounted cash flow methodology. We recognized a $101 million charge in 2023, included in other operating income (loss) to impair all of the goodwill assigned to our former Storage Business Unit based on our best estimates of projected future cash flows at that time.

Note 28. Certain Concentrations

Our business units are based on market segments. See Note 27. Segment and Other Information for disclosure of disaggregated revenue by market segment. Revenue from one customer was 17% (primarily included in the CMBU segment) of total revenue for 2025. Revenue from one customer was 10% (primarily included in the MCBU, AEBU, and CMBU segments) of total revenue for 2024. No customer accounted for 10% or more of total revenue in 2023.

We generally have multiple sources of supply for our raw materials and production equipment; however, only a limited number of suppliers are capable of delivering certain raw materials and production equipment that meet our standards and, in some cases, materials or production equipment are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-income securities, trade receivables, share repurchase, and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor and monitor credit risk of bank counterparties on an ongoing basis. A concentration of credit risk may exist with respect to receivables of certain customers. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced material losses on receivables. A concentration of risk may also exist with respect to our derivative hedging programs as the number of counterparties to our hedges is limited and the notional amounts are relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions and through entering into master netting arrangements.

97 | 2025 10-K

Note 29. Geographic Information

Revenue based on the geographic location of our customers’ headquarters was as follows:

For the year ended	2025	2024	2023

U.S.	$24,113	$13,168	$7,805
Taiwan	5,672	4,708	2,697
Mainland China (excluding Hong Kong)	2,639	3,045	2,181
Other Asia Pacific	1,913	1,330	752
Hong Kong	1,138	1,071	340
Japan	895	840	987
Europe	625	818	682
Other	383	131	96
	$37,378	$25,111	$15,540

Long-lived assets by geographic area consisted of property, plant, and equipment and operating lease right-of-use assets and were as follows:

As of	August 28, 2025	August 29, 2024

Taiwan	$18,965	$14,156
Singapore	10,669	10,588
U.S.	8,445	6,508
Japan	7,038	7,085
Malaysia	1,124	1,153
China	544	486
India	449	338
Other	92	80
	$47,326	$40,394

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Micron Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Micron Technology, Inc. and its subsidiaries (the “Company”) as of August 28, 2025 and August 29, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended August 28, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 28, 2025 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of August 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 28, 2025 and August 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

99 | 2025 10-K

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

Accounting for the U.S. CHIPS Act Funding Agreements

As described in Notes 1 and 20 to the consolidated financial statements, the Company has entered into direct funding agreements with the U.S. Department of Commerce for up to $6.4 billion in direct funding pursuant to the U.S. CHIPS Act for the Company’s U.S. manufacturing expansion and modernization projects in Idaho, New York, and Virginia. Funding will be based on the achievement of construction, tool installation, and wafer production milestones. The agreements contain representations, warranties, and covenants that relate to compliance with requirements for awards provided for in the U.S. CHIPS Act. In addition, the agreements include certain events of default and related rights and remedies, including clawbacks related to the failure to complete a project by an agreed upon completion date, violation of U.S. CHIPS Act restrictions on certain activities involving foreign countries and entities of concern, and impermissible use or disposition of a project. Government incentives are recognized in the financial statements based on the underlying principal criteria for earning the incentives when there is reasonable assurance that the conditions of the government incentives are met and the incentive will be received. Incentives related to the acquisition or construction of property, plant and equipment are recognized as a reduction in the carrying amounts of the related assets and as a reduction of subsequent depreciation expense over the useful lives of the assets. For each project, the Company estimates the total expected project costs and recognizes a proportionate benefit as qualified project costs are incurred. As the estimated total expected qualified project cost changes, the Company adjusts the estimate of the recognized proportionate benefit.

The principal considerations for our determination that performing procedures relating to accounting for the U.S. CHIPS Act funding agreements is a critical audit matter are (i) the significant judgment by management in assessing the accounting for the funding agreements, including the recognition of the proportionate benefit and the impacts of potential outcomes associated with compliance with covenants related to events of default and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the accounting for the funding agreements, including the assessment of the proportionate benefit and the compliance with covenants.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the accounting for the U.S. CHIPS Act funding agreements, including controls over the recognition of the proportionate benefit and compliance with covenants related to events of default and the related disclosures. These procedures also included, among others (i) evaluating the completeness and accuracy of management’s identification of key terms and conditions by obtaining and inspecting the U.S. CHIPS Act funding agreements; (ii) evaluating whether the principal criteria, including milestone attainment and capital expenditures, for recognizing government incentives are probable, that the terms of the incentives are met, and that the incentives will be received; (iii) evaluating the reasonableness of management’s estimate of the total expected project costs and recognition of a proportionate benefit; (iv) tracing cash payments received from the U.S. Department of Commerce to supporting documentation, such as bank statements; and (v) evaluating the sufficiency of the Company’s disclosures related to the U.S. CHIPS Act funding agreements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 3, 2025

We have served as the Company’s auditor since 1984.
101 | 2025 10-K

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

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 28, 2025. The effectiveness of our internal control over financial reporting as of August 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

On July 24, 2025, Scott DeBoer our Executive Vice President, Chief Technology and Products Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 82,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is October 25, 2025, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement. The trading arrangement will terminate no less than one year from the date the plan is entered into, or earlier if all transactions under the trading arrangement are completed.

On July 31, 2025, Mark Murphy, our Executive Vice President and Chief Financial Officer, modified an existing Rule 10b5-1 trading arrangement that was originally entered into on April 22, 2025. The modified trading arrangement provides for the sale of up to 126,000 shares of common stock. The first date that sales of any shares are permitted to be sold under the modified trading arrangement, is October 30, 2025, and subsequent sales may occur from time to time for the duration of the trading arrangement until July 31, 2026, or earlier if all transactions under the trading arrangement are completed. The modified trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information concerning our executive officers is included under the caption, “Information About Our Executive Officers” in Part I, Item 1 of this report. Other information required by Items 10, 11, 12, 13, and 14 will be contained in our 2025 Proxy Statement which will be filed with the SEC within 120 days after August 28, 2025 and is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

103 | 2025 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1	Financial Statements: See our consolidated financial statements under Item 8.
2
Financial Statement Schedule:
See “Schedule II – Valuation and Qualifying Accounts” within Item 15 below.

Certain Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3	Exhibits. See “Index to Exhibits” within Item 15 below.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Year	Charged (Credited) to Income Tax Provision	Currency Translation and Charges to Other Accounts	Balance at End of Year

Deferred Tax Asset Valuation Allowance
Year ended August 28, 2025	$593	$35	$6	$634
Year ended August 29, 2024	528	57	8	593
Year ended August 31, 2023	471	58	(1)	528

105 | 2025 10-K

Index to Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		8-K		99.2	1/26/15
3.2	Amended and Restated Bylaws of Registrant as of July 17, 2025		8-K		3.1	7/18/25
4.1	Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee		8-K		4.1	2/6/19
4.2	First Supplemental Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	2/6/19
4.3	Form of Note for Micron Technology, Inc.’s 5.327% Senior Notes due 2029 (included in Exhibit 4.2)		8-K		4.5	2/6/19
4.4	Second Supplemental Indenture, dated as of July 12, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	7/12/19
4.5	Form of Note for Micron Technology, Inc.’s 4.663% Senior Notes due 2030 (included in Exhibit 4.4)		8-K		4.4	7/12/19
4.6	Fourth Supplemental Indenture, dated as of November 1, 2021, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	11/1/21
4.7	Form of Note for Micron Technology, Inc.’s 2.703% Senior Notes due 2032 (included in Exhibit 4.6)		8-K		4.3	11/1/21
4.8	Form of Note for Micron Technology, Inc.’s 3.366% Senior Notes due 2041 (included in Exhibit 4.6)		8-K		4.4	11/1/21
4.9	Form of Note for Micron Technology, Inc.’s 3.477% Senior Notes due 2051 (included in Exhibit 4.6)		8-K		4.5	11/1/21
4.10	Description of Registrant’s Securities		10-K	9/1/22	4.12	10/7/22
4.11	Fifth Supplemental Indenture, dated as of October 31, 2022, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	10/31/22
4.12	Form of Note for Micron Technology, Inc.’s 6.750% Senior Notes due 2029 (included in Exhibit 4.11)		8-K		4.3	10/31/22
4.13	Sixth Supplemental Indenture, dated as of February 9, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.3	2/9/23
4.14	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.13)		8-K		4.5	2/9/23
4.15	Seventh Supplemental Indenture, dated as of April 11, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/11/23
4.16	Form of Note for Micron Technology, Inc.’s 5.375% Senior Notes due 2028 (included in Exhibit 4.15)		8-K		4.3	4/11/23
4.17	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.15)		8-K		4.4	4/11/23
4.18	Eighth Supplemental Indenture, dated as of January 12, 2024, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/12/24
4.19	Form of Note for Micron Technology, Inc.’s 5.30% Senior Notes due 2031 (incorporated by reference from Exhibit 4.18 hereto)		8-K		4.3	1/12/24
4.20	Ninth Supplemental Indenture, dated as of January 16, 2025, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/16/25
4.21	Form of Note for Micron Technology, Inc.’s 5.80% Senior Notes due 2035 (included in Exhibit 4.20)		8-K		4.3	1/16/25

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.22	Tenth Supplemental Indenture, dated as of April 29, 2025, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/29/25
4.23	Form of Note for Micron Technology, Inc.’s 5.65% Senior Notes due 2032 (included in Exhibit 4.22)		8-K		4.3	4/29/25
4.24	Form of Note for Micron Technology, Inc.’s 6.05% Senior Notes due 2035 (included in Exhibit 4.22)		8-K		4.4	4/29/25
10.1*	Micron Technology, Inc. Executive Officer Performance Incentive Plan		DEF 14A		B	12/7/17
10.2*	Amended and Restated 2004 Equity Incentive Plan		10-Q	12/1/22	10.1	12/22/22
10.3*	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	12/1/22	10.2	12/22/22
10.4*	Amended and Restated 2007 Equity Incentive Plan		DEF 14A		A	12/1/20
10.5*	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	12/1/22	10.3	12/22/22
10.6*	Nonstatutory Stock Option Plan, as amended		10-K	9/1/16	10.10	10/28/16
10.7*	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions		10-K	9/1/16	10.11	10/28/16
10.8*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	2/27/25	10.5	3/21/25
10.9*	Form of Severance Agreement		8-K		99.2	11/1/07
10.10*	Deferred Compensation Plan, as amended		10-K	8/31/23	10.10	10/6/23
10.11*	Amended and Restated Executive Agreement by and between Micron Technology, Inc. and Sanjay Mehrotra		10-K	9/1/22	10.11	10/7/22
10.12*	Severance Benefits for Sumit Sadana		10-Q	11/30/17	10.70	12/20/17
10.13*	Form of Amendment to Executive/Severance Agreement		8-K		99.1	11/13/17
10.14*	Severance Benefits for Manish Bhatia		10-Q	11/30/17	10.74	12/20/17
10.15*	Micron Technology, Inc. Employee Stock Purchase Plan, as amended and restated		10-Q	6/2/22	10.1	7/1/22
10.16*	Severance Benefits for Mark Murphy		10-Q	6/2/22	10.3	7/1/22
10.17*	Form of Consent for Named Executive Officers		10-Q	3/2/23	10.5	3/29/23
10.18*	Executive Officer Cash Severance Policy		10-Q	11/30/23	10.1	12/21/23
10.19*	Severance Policy Acknowledgement Letter for Sanjay Mehrotra		10-Q	11/30/23	10.2	12/21/23
10.20*	Amended and Restated Severance Agreement by and between Micron Technology, Inc. and Scott J. DeBoer		10-Q	11/30/23	10.3	12/21/23
10.21	Term Loan Credit Agreement, dated as of January 17, 2025, by and among Micron Technology, Inc., as borrower, PNC Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	2/27/25	10.1	3/21/25
10.22*	Amended and Restated 2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	2/27/25	10.4	3/21/25
10.23*	2025 Equity Incentive Plan		10-Q	2/27/25	10.2	3/21/25
10.24*	2025 Equity Incentive Plan Forms of Agreement and Terms and Conditions		S-8		99.2	1/21/25
10.25*	2025 Director Compensation Plan		10-Q	2/27/25	10.6	3/21/25
10.26^	Direct Funding Agreement, dated December 9, 2024, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce		10-Q	2/27/25	10.7	3/21/25
107 | 2025 10-K

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.27^	Direct Funding Agreement, dated December 9, 2024, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce		10-Q	2/27/25	10.8	3/21/25
10.28	Guarantee and Equity Contribution Agreement, by and between Micron Technology, Inc. and U.S. Department of Commerce		10-Q	2/27/25	10.9	3/21/25
10.29	Credit Agreement, dated as of March 12, 2025, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	2/27/25	10.10	3/21/25
10.30^	Amendment No. 1 to Direct Funding Agreement, dated January 17, 2025, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce		10-Q	2/27/25	10.11	3/21/25
10.31^	Amendment No. 1 to Direct Funding Agreement, dated January 17, 2025, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce		10-Q	2/27/25	10.12	3/21/25
10.32^	Amendment No. 2 to Direct Funding Agreement, dated June 11, 2025, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce	X
10.33^	Amendment No. 2 to Direct Funding Agreement, dated June 11, 2025, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce	X
10.34	Amendment and Restated Guarantee and Equity Contribution Agreement, dated June 11, 2025, by and between Micron Technology, Inc. and the U.S. Department of Commerce	X
19.1	Insider Trading Policy of the Registrant	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
97.1	Compensation Recoupment (Clawback) Policy, as amended and restated		10-K	8/31/23	97.1	10/6/23
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Micron Technology, Inc.
Date	October 3, 2025	By:	/s/ Mark Murphy
Mark Murphy Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

109 | 2025 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay Mehrotra	Chairman, President and	October 3, 2025
(Sanjay Mehrotra)	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Murphy	Executive Vice President and	October 3, 2025
(Mark Murphy)	Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen	Corporate Vice President and	October 3, 2025
(Scott Allen)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Richard M. Beyer	Director	October 3, 2025
(Richard M. Beyer)

/s/ Lynn A. Dugle	Lead Independent Director	October 3, 2025
(Lynn A. Dugle)

/s/ Steven J. Gomo	Director	October 3, 2025
(Steven J. Gomo)

/s/ Linnie M. Haynesworth	Director	October 3, 2025
(Linnie M. Haynesworth)

/s/ T. Mark Liu	Director	October 3, 2025
(T. Mark Liu)

/s/ Mary Pat McCarthy	Director	October 3, 2025
(Mary Pat McCarthy)

/s/ A. Christine Simons	Director	October 3, 2025
(A. Christine Simons)

/s/ Robert H. Swan	Director	October 3, 2025
(Robert H. Swan)

/s/ MaryAnn Wright	Director	October 3, 2025
(MaryAnn Wright)