Form 10-Q
period 2025-11-27
MICRON TECHNOLOGY INC
filed 2025-12-18
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2025
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
The number of outstanding shares of the registrant’s common stock as of December 10, 2025 was 1,125,509,261.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All period references are to our fiscal periods unless otherwise indicated. Abbreviations, acronyms, or terms that are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2028 Notes	5.375% Senior Notes due April 2028, repaid October 2025	AI	Artificial intelligence
2029 A Notes	5.327% Senior Notes due February 2029	CAC	China’s Cyberspace Administration
2029 B Notes	6.750% Senior Notes due November 2029, repaid October 2025	CHIPS Act	U.S. CHIPS and Science Act of 2022
2029 Term Loan A	Senior Term Loan A due January 2029, repaid October 2025	DDR	Double data rate DRAM
2030 Notes	4.663% Senior Notes due February 2030	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2031 Notes	5.300% Senior Notes due January 2031	EUV	Extreme ultraviolet lithography
2032 Green Bonds	2.703% Senior Notes due April 2032	HBM	High-bandwidth memory
2032 Notes	5.650% Senior Notes due November 2032	Micron	Micron Technology, Inc. (Parent Company)
2033 A Notes	5.875% Senior Notes due February 2033	OEM	Original equipment manufacturer
2033 B Notes	5.875% Senior Notes due September 2033	R&D	Research and development
2035 A Notes	5.800% Senior Notes due January 2035	Revolving Credit Facility	$3.5 billion Revolving Credit Facility due March 2030
2035 B Notes	6.050% Senior Notes due November 2035	SOFR	Secured Overnight Financing Rate
2041 Notes	3.366% Senior Notes due November 2041	SSD	Solid state drive
2051 Notes	3.477% Senior Notes due November 2051

Micron Technology, Inc. is an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, manufacturing, and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence (AI) and compute-intensive applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

Micron®, Crucial®, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

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

3 | 2026 Q1 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as “anticipate,” “expect,” “intend,” “pledge,” “committed,” “plan,” “opportunities,” “future,” “believe,” “target,” “on track,” “estimate,” “continue,” “likely,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements regarding expected production ramp of certain products; plans to invest in research and development, including the plans to implement EUV lithography; anticipated technological developments and improvements in our products; potential change and impact in our effective tax rate; the timing for construction, expansion, and ramping of production for our facilities, including new memory manufacturing fabs in the United States; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions and profitability in our industry; future demand for our products and factors that may impact such demand, including developments in AI; the potential impact of business, economic, political, legal, and regulatory developments upon our global operations, including tariffs and trade regulations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Part II. Other Information, Item 1A. Risk Factors.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

Three months ended	November 27, 2025	November 28, 2024

Revenue	$13,643	$8,709
Cost of goods sold	5,997	5,361
Gross margin	7,646	3,348

Research and development	1,171	888
Selling, general, and administrative	337	288
Other operating (income) expense, net	2	(2)
Operating income	6,136	2,174

Interest income	139	107
Interest expense	(74)	(118)
Other non-operating income (expense), net	(140)	(11)
	6,061	2,152

Income tax (provision) benefit	(829)	(283)
Equity in net income (loss) of equity method investees	8	1
Net income	$5,240	$1,870

Earnings per share
Basic	$4.66	$1.68
Diluted	4.60	1.67

Number of shares used in per share calculations
Basic	1,125	1,111
Diluted	1,138	1,122

See accompanying notes to consolidated financial statements.
5 | 2026 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

Three months ended	November 27, 2025	November 28, 2024

Net income	$5,240	$1,870

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	(94)	(85)
Unrealized gains (losses) on investments	3	(2)
Other comprehensive income (loss)	(91)	(87)
Total comprehensive income	$5,149	$1,783

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	November 27, 2025	August 28, 2025

Assets
Cash and cash equivalents	$9,731	$9,642
Short-term investments	587	665
Receivables	10,184	9,265
Inventories	8,205	8,355
Other current assets	958	914
Total current assets	29,665	28,841
Long-term marketable investments	1,697	1,629
Property, plant, and equipment	48,477	46,590
Operating lease right-of-use assets	700	736
Intangible assets	465	453
Deferred tax assets	641	616
Goodwill	1,150	1,150
Other noncurrent assets	3,176	2,783
Total assets	$85,971	$82,798

Liabilities and equity
Accounts payable and accrued expenses	$9,796	$9,649
Current debt	569	560
Other current liabilities	1,695	1,245
Total current liabilities	12,060	11,454
Long-term debt	11,187	14,017
Noncurrent operating lease liabilities	669	701
Noncurrent unearned government incentives	1,148	1,018
Other noncurrent liabilities	2,101	1,443
Total liabilities	27,165	28,633

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,271 shares issued and 1,126 outstanding (1,266 shares issued and 1,122 outstanding as of August 28, 2025)	127	127
Additional capital	13,610	13,339
Retained earnings	53,344	48,583
Treasury stock, 145 shares held (144 shares as of August 28, 2025)	(8,152)	(7,852)
Accumulated other comprehensive income (loss)	(123)	(32)
Total equity	58,806	54,165
Total liabilities and equity	$85,971	$82,798

See accompanying notes to consolidated financial statements.
7 | 2026 Q1 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 28, 2025	1,266	$127	$13,339	$48,583	$(7,852)	$(32)	$54,165
Net income	—	—	—	5,240	—	—	5,240
Other comprehensive income (loss), net	—	—	—	—	—	(91)	(91)
Stock issued under equity compensation plans	7	—	1	—	—	—	1
Stock-based compensation expense	—	—	290	—	—	—	290
Repurchase of stock – repurchase program	—	—	—	—	(300)	—	(300)
Repurchase of stock – withholdings on employee equity awards	(2)	—	(20)	(347)	—	—	(367)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(132)	—	—	(132)
Balance as of November 27, 2025	1,271	$127	$13,610	$53,344	$(8,152)	$(123)	$58,806

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income	—	—	—	1,870	—	—	1,870
Other comprehensive income (loss), net	—	—	—	—	—	(87)	(87)
Stock issued under equity compensation plans	7	1	1	—	—	—	2
Stock-based compensation expense	—	—	220	—	—	—	220
Repurchase of stock – withholdings on employee equity awards	(2)	—	(19)	(188)	—	—	(207)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(132)	—	—	(132)
Balance as of November 28, 2024	1,258	$126	$12,317	$42,427	$(7,852)	$(221)	$46,797

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Three months ended	November 27, 2025	November 28, 2024

Cash flows from operating activities
Net income	$5,240	$1,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	2,212	2,030
Stock-based compensation	290	220
Change in operating assets and liabilities:
Receivables	(871)	(817)
Inventories	150	170
Accounts payable and accrued expenses	156	(241)
Other current liabilities	449	(161)
Other noncurrent liabilities	547	132
Other	238	41
Net cash provided by operating activities	8,411	3,244

Cash flows from investing activities
Expenditures for property, plant, and equipment	(5,389)	(3,206)
Purchases of available-for-sale securities	(255)	(377)
Proceeds from government incentives	878	65
Proceeds from maturities and sales of available-for-sale securities	268	428
Other	(96)	(58)
Net cash used for investing activities	(4,594)	(3,148)

Cash flows from financing activities
Repayments of debt	(2,943)	(84)
Repurchases of common stock - withholdings on employee equity awards	(367)	(207)
Repurchases of common stock - repurchase program	(300)	—
Payments of dividends to shareholders	(134)	(131)
Other	(1)	—
Net cash used for financing activities	(3,745)	(422)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	14	(29)

Net increase (decrease) in cash, cash equivalents, and restricted cash	86	(355)
Cash, cash equivalents, and restricted cash at beginning of period	9,646	7,052
Cash, cash equivalents, and restricted cash at end of period	$9,732	$6,697

See accompanying notes to consolidated financial statements.
9 | 2026 Q1 10-Q

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)
(Unaudited)

Note 1. Significant Accounting Policies

For a discussion of our significant accounting policies, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Significant Accounting Policies of our Annual Report on Form 10-K for the year ended August 28, 2025. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended August 28, 2025.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 28, 2025.

In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. Certain reclassifications have been made to prior-period amounts to conform to current-period presentation.

Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal year 2026 contains 53 weeks and fiscal year 2025 contains 52 weeks. Our fourth quarter of fiscal year 2026 contains 14 weeks. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 28, 2025.

Note 2. Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This ASU will be effective for our annual reporting for 2026 on a prospective basis, with retrospective application permitted. Adoption of this new guidance will result in expanded disclosures in the Notes to Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 (ASC Topic 220), Disaggregation of Income Statement Expenses. This ASU requires disclosure of certain expenses in the notes to the financial statements. This ASU will be effective for our annual reporting for 2028 on a prospective basis, with retrospective application permitted. Adoption of this new guidance will result in expanded disclosures in the Notes to Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06 (ASC Topic 350), Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements to the accounting for internal-use software and will be effective for the first quarter of 2029, with early adoption permitted. This ASU provides for adoption on a prospective basis, with retrospective or modified retrospective application permitted. We are evaluating the timing and effects of our adoption of this new guidance on our financial statements.

In December 2025, the FASB issued ASU 2025-10 (ASC Topic 832), Accounting for Government Grants Received by Business Entities. This ASU establishes the accounting and presentation for government grants received by a business entity. The ASU will be effective for the first quarter of 2030, with early adoption permitted. This ASU provides for adoption either on a modified prospective, modified retrospective, or retrospective basis. We are evaluating the timing and effects of our adoption of this new guidance on our financial statements.

Note 3. Variable Interest Entities

Certain third-party special purpose entities (the “Lease SPEs”) facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. We had approximately $1.51 billion and $1.58 billion of financial lease liabilities and right-of-use assets under these arrangements as of November 27, 2025 and August 28, 2025, respectively.

Note 4. Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available for sale as of the dates noted below. Cash and cash equivalents and the fair values of our available-for-sale securities, which approximated amortized costs, were as follows:

	As of November 27, 2025				As of August 28, 2025
	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$8,441	$—	$—	$8,441	$7,875	$—	$—	$7,875
Level 1(2)
Money market funds	45	—	—	45	410	—	—	410
Level 2(3)
Certificates of deposit	919	6	—	925	1,292	6	—	1,298
Corporate bonds	201	490	1,140	1,831	23	559	1,047	1,629
Asset-backed securities	—	27	504	531	—	31	521	552
Government securities	30	41	53	124	9	43	61	113
Commercial paper	95	23	—	118	33	26	—	59
	9,731	$587	$1,697	$12,015	9,642	$665	$1,629	$11,936
Restricted cash(4)	1				4
Cash, cash equivalents, and restricted cash	$9,732				$9,646
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of November 27, 2025 or August 28, 2025.
(4)Restricted cash is included in other current assets.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $183 million and $194 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of November 27, 2025 and August 28, 2025, respectively. Our non-marketable equity investments are recorded at cost minus impairment, if any, adjusted for qualifying observable price changes.
11 | 2026 Q1 10-Q

Note 5. Receivables

As of	November 27, 2025	August 28, 2025

Trade receivables	$8,009	$7,163
Government incentives	1,664	1,572
Income and other taxes	441	436
Other	70	94
	$10,184	$9,265

Note 6. Inventories

As of	November 27, 2025	August 28, 2025

Finished goods	$1,142	$1,094
Work in process	6,192	6,401
Raw materials and supplies	871	860
	$8,205	$8,355

Note 7. Property, Plant, and Equipment

As of	November 27, 2025	August 28, 2025

Land	$420	$420
Buildings	22,860	22,173
Equipment(1)	82,839	79,934
Construction in progress(2)	5,693	5,518
Software	1,678	1,651
	113,490	109,696
Accumulated depreciation	(65,013)	(63,106)
	$48,477	$46,590
(1)Includes costs related to equipment not placed into service of $3.88 billion as of November 27, 2025 and $4.05 billion as of August 28, 2025.
(2)Primarily includes building-related construction and tool installation.

On November 19, 2025, we finalized an incentive arrangement for the enhancement and modernization of our Singapore manufacturing facilities, under which we will receive government support for qualified capital spending and labor costs. The incentive arrangement may be subject to reduction, recapture, or termination if certain conditions are not met. Terms and conditions are subject to the confidentiality provisions of the incentive arrangement.

Note 8. Leases

The components of lease cost are presented below:

Three months ended	November 27, 2025	November 28, 2024

Finance lease cost
Amortization of right-of-use asset	$108	$62
Interest on lease liability	38	24
Operating lease cost(1)	40	38
	$186	$124
(1)Includes short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

Three months ended	November 27, 2025	November 28, 2024

Cash flows used for operating activities
Finance leases	$43	$20
Operating leases	37	36
Cash flows used for financing activities – Finance leases	123	58
Non-cash acquisitions of right-of-use assets
Finance leases	10	505
Operating leases	12	—

Supplemental balance sheet information related to leases was as follows:

As of	November 27, 2025	August 28, 2025

Finance lease right-of-use assets (included in property, plant, and equipment)	$2,910	$3,004
Current operating lease liabilities (included in accounts payable and accrued expenses)	68	74

Weighted-average remaining lease term (in years)
Finance leases	7	7
Operating leases	13	12
Weighted-average discount rate
Finance leases	4.86%	5.19%
Operating leases	4.33%	4.26%

13 | 2026 Q1 10-Q

As of November 27, 2025, maturities of lease liabilities by fiscal year were as follows:

	Finance Leases	Operating Leases

Remainder of 2026	$507	$64
2027	657	89
2028	637	86
2029	546	81
2030	335	83
2031 and thereafter	653	631
Less imputed interest	(423)	(297)
	$2,912	$737

The table above excludes obligations for leases that have been executed but have not yet commenced. As of November 27, 2025, excluded obligations consisted of $1.13 billion of finance lease obligations over a weighted-average period of 15 years for gas supply arrangements deemed to contain embedded leases. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

Note 9. Accounts Payable and Accrued Expenses

As of	November 27, 2025	August 28, 2025

Accounts payable	$3,227	$3,132
Property, plant, and equipment	4,295	4,391
Salaries, wages, and benefits	1,120	1,116
Income and other taxes	723	628
Other	431	382
	$9,796	$9,649

Note 10. Debt

	As of November 27, 2025					As of August 28, 2025
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2029 A Notes	5.327%	5.40%	$—	$698	$698	$—	$698	$698
2030 Notes	4.663%	4.73%	—	794	794	—	794	794
2031 Notes	5.300%	5.41%	—	995	995	—	995	995
2032 Green Bonds	2.703%	2.77%	—	996	996	—	996	996
2032 Notes	5.650%	5.79%	—	496	496	—	496	496
2033 A Notes	5.875%	5.96%	—	746	746	—	746	746
2033 B Notes	5.875%	6.01%	—	892	892	—	892	892
2035 A Notes	5.800%	5.90%	—	993	993	—	992	992
2035 B Notes	6.050%	6.14%	—	1,241	1,241	—	1,241	1,241
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	496	496	—	496	496
2028 Notes	N/A	N/A	—	—	—	—	540	540
2029 Term Loan A	N/A	N/A	—	—	—	—	982	982
2029 B Notes	N/A	N/A	—	—	—	—	1,168	1,168
Finance lease obligations	N/A	4.86%	569	2,343	2,912	560	2,484	3,044
			$569	$11,187	$11,756	$560	$14,017	$14,577

Debt Activity

The table below presents the effects of debt prepayment activity in the first three months of 2026:

	Transaction Date	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash

Prepayments
2028 Notes	October 24, 2025	$(542)	$(541)	$(562)
2029 B Notes	October 24, 2025	(1,159)	(1,168)	(1,276)
2029 Term Loan A	October 27, 2025	(984)	(982)	(984)
		$(2,685)	$(2,691)	$(2,822)

In the first quarter of 2026, we recognized a $130 million loss in other non-operating income (expense) in connection with these prepayments.

Revolving Credit Facility

As of November 27, 2025, no amounts were outstanding under the Revolving Credit Facility and $3.50 billion was available to us. Under the Revolving Credit Facility, borrowing would generally bear interest at a rate equal to adjusted term SOFR plus 0.875% to 1.50%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature on March 12, 2030 and amounts borrowed may be prepaid without penalty. Any obligations under the Revolving Credit Facility would be unsecured.

The Revolving Credit Facility requires us to maintain, on a consolidated basis, a net leverage ratio of total net indebtedness to adjusted EBITDA, as defined in the Revolving Credit Facility agreement and calculated as of the last day of each fiscal quarter, not to exceed 3.25 to 1.00, subject to a temporary four fiscal quarter increase in such maximum ratio to 3.75 to 1.00 following certain material acquisitions.

15 | 2026 Q1 10-Q

Maturities of Notes Payable

As of November 27, 2025, maturities of notes payable by fiscal year were as follows:

Remainder of 2026	$—
2027	—
2028	—
2029	700
2030	796
2031 and thereafter	7,400
Unamortized issuance costs and discounts	(52)
$8,844

Note 11. Contingencies

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas (“W.D. Tex.”). The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor (Deutschland) GmbH (“MSG”) in Düsseldorf Regional Court alleging that two German patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. In rulings issued on March 7, 2024 and November 7, 2024, the Federal Patent Court in Germany declared both patents invalid. Netlist has appealed those rulings.

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

On January 23, 2023, Besang Inc. filed a patent infringement complaint against Micron in E.D. Tex. The complaint alleges that one U.S. patent is infringed by certain of our 3D NAND and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On September 17, 2025, the District Court issued a judgment that the accused products do not infringe the asserted patent. On October 17, 2025, Besang filed a notice that it will appeal the District Court’s judgment.

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

On October 6, 2025, YMTC filed several patent infringement complaints against Micron and certain of its subsidiaries alleging that the Company’s manufacture, importation, sale, offering for sale, and/or assisting others to sell certain NAND and DRAM products infringe certain patents owned by YMTC. Specifically, YMTC filed the following complaints: A patent infringement complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that seven patents are infringed by certain of our 3D NAND products and one patent is infringed by certain of our LPDRAM products; a patent infringement complaint in the London Chancery Division of the English High Court against Micron and Micron Europe Limited (“MEL”) alleging that three patents are infringed by certain of our NAND and DRAM products; three complaints against Micron and various combinations of subsidiaries including MEL, MSP, MSG, and Micron Semiconductor France SAS in the Unified Patent Court in Dusseldorf, Germany, alleging that three patents are infringed by certain of our 3D NAND and LPDRAM products; and five complaints against Micron, MEL, and MSG in Munich Regional Court in Munich, Germany, alleging that five patents are infringed by certain of our 3D NAND products. Each of the complaints filed against us by YMTC on October 6, 2025, seeks an injunction, attorneys’ fees, damages, and costs.

On October 16, 2024, Palisade Technologies, LLP filed a patent infringement lawsuit against Micron and MSP in W.D. Tex. The complaint alleges that five U.S. patents are infringed by certain of our DRAM, NAND, 3D NAND, and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

On June 30, 2025, Advanced Memory Technologies, LLC (“AMT”) filed a patent infringement lawsuit against Micron in W.D. Tex. alleging that four U.S. Patents are infringed by certain of our DRAM and NAND products. On November 4, 2025, AMT amended the complaint to allege that a fifth patent is infringed by certain of our DRAM products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

The above lawsuits pertain to substantially all of our DRAM, NAND, and other memory and storage products we manufacture, which account for substantially all of our revenue.

17 | 2026 Q1 10-Q

Securities Class Action Matters

On January 9, 2025, a putative class action complaint was filed against Micron and certain individual officers in the U.S. District Court for the Southern District of Florida for alleged violations of the Securities Exchange Act of 1934. On April 3, 2025, the case was transferred to the United States District Court for the District of Idaho (“D. Idaho”), and on May 23, 2025, an amended complaint was filed in D. Idaho. The amended complaint alleges defendants made materially false or misleading statements during a putative class period from March 29, 2023 to December 18, 2024, regarding industry supply and demand dynamics and the demand for Micron's products. The amended complaint seeks unspecified compensatory damages, attorneys’ fees and costs.

Shareholder Derivative Matters

On February 20, 2025, a shareholder derivative complaint was filed by a purported shareholder against certain individual directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in D. Idaho. On February 21, 2025, a similar derivative complaint was filed by another purported shareholder in the same court against certain individual directors and officers of Micron. The complaints allege violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, insider trading, abuse of control, and waste of corporate assets. The complaints are based on substantially the same allegedly false or misleading statements asserted in the securities putative class action. The complaints seek various unspecified damages allegedly suffered by Micron, restitution, attorneys’ fees and costs and other relief. On April 28, 2025, the complaints were consolidated and on May 14, 2025, the action was stayed until the earlier of the issuance of a final decision on all motions to dismiss the securities putative class action matter or a final resolution of the putative class action matter.

On September 8, 2025, a shareholder derivative complaint was filed by a purported shareholder against certain individual directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in the United States District Court for the District of Delaware. The complaint is substantially similar to the derivative suits pending in D. Idaho. The action is stayed until the earlier of the issuance of a final decision on all motions to dismiss the securities putative class action matter or a final resolution of the putative class action matter.

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

Note 12. Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. In the first quarter of 2026, we repurchased 1.3 million shares of our common stock for $300 million. Through November 27, 2025, we had repurchased an aggregate of $7.49 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

In the first quarter of 2026, we declared and paid dividends of $0.115 per share. On December 17, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 14, 2026, to shareholders of record as of the close of business on December 29, 2025.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 27, 2025 were as follows:

	Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Pension Liability Adjustments	Cumulative Foreign Currency Translation Adjustment	Total

As of August 28, 2025	$(70)	$(4)	$45	$(3)	$(32)
Other comprehensive income (loss) before reclassifications	(120)	3	—	—	(117)
Amount reclassified out of accumulated other comprehensive income (loss)	(6)	—	—	—	(6)
Tax effects	32	—	—	—	32
Other comprehensive income (loss)	(94)	3	—	—	(91)
As of November 27, 2025	$(164)	$(1)	$45	$(3)	$(123)

Note 13. Fair Value Measurements

The estimated fair values and carrying values of our outstanding debt instruments were as follows:

	As of November 27, 2025		As of August 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes payable and term loan	$8,887	$8,844	$11,570	$11,533

The fair values of our debt instruments were estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

19 | 2026 Q1 10-Q

Note 14. Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of November 27, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,200	$10	$(147)
Cash flow commodity hedges	380	14	(26)
Fair value currency hedges	1,654	1	(7)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	4,953	4	(28)
		$29	$(208)

As of August 28, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,271	$41	$(64)
Cash flow commodity hedges	393	19	(20)
Fair value currency hedges	3,049	1	(10)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	3,477	3	(18)
		$64	$(112)
(1)Forward and swap contracts are measured at fair value based on market-based observable inputs including market spot and forward rates, interest rates, and credit-risk spreads (Level 2).
(2)Included in receivables and other noncurrent assets.
(3)Included in accounts payable and accrued expenses and other noncurrent liabilities.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges: We utilize forward contracts that generally mature within two years designated as cash flow hedges to minimize our exposure to changes in currency exchange rates or commodity prices for certain capital expenditures and manufacturing costs.

The effects of cash flow hedging activities were as follows:

Three months ended	November 27, 2025	November 28, 2024

Gain (loss) from cash flow hedges in accumulated other comprehensive income (loss)	$(120)	$(133)
Gain (loss) excluded from effectiveness testing in cost of goods sold	(25)	(29)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings, primarily to cost of goods sold	6	(40)

As of November 27, 2025, we expect to reclassify $40 million of pre-tax losses related to cash flow hedges from accumulated other comprehensive income (loss) into earnings in the next 12 months.

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $1.66 billion as of November 27, 2025. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

We recognized gains of $68 million and $96 million for the first quarters of 2026 and 2025, respectively, for changes in the fair values of our fair value currency hedges and offsetting losses of $66 million and $97 million for the first quarters of 2026 and 2025, respectively, for changes in the underlying fair values of the hedged items in other non-operating income (expense).

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

We recognized losses of $76 million and $56 million for derivative instruments without hedge accounting designation for the first quarters of 2026 and 2025, respectively. We do not use derivative instruments for speculative purposes.

Note 15. Equity Compensation Plans

As of November 27, 2025, 48 million shares of our common stock were available for future awards under our equity compensation plans, including 7 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Three months ended	November 27, 2025	November 28, 2024

Restricted stock award shares granted	6	10
Weighted-average grant-date fair value per share	$210.15	$100.95

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $106 million and $96 million was capitalized and remained in inventory as of November 27, 2025 and August 28, 2025, respectively.

Three months ended	November 27, 2025	November 28, 2024

Stock-based compensation expense by caption
Cost of goods sold	$107	$90
Research and development	106	77
Selling, general, and administrative	67	50
	$280	$217

Stock-based compensation expense by type of award
Restricted stock awards	$252	$192
ESPP	28	25
	$280	$217

21 | 2026 Q1 10-Q

As of November 27, 2025, $2.57 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the first quarter of 2030, resulting in a weighted-average period of 1.4 years.

Note 16. Revenue and Customer Contract Liabilities

Revenue by Technology

Three months ended	November 27, 2025	November 28, 2024

DRAM	$10,812	$6,400
NAND	2,743	2,241
Other (primarily NOR)	88	68
	$13,643	$8,709

See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 20. Segment and Other Information for disclosure of disaggregated revenue by market segment.

As of November 27, 2025 and August 28, 2025, other current liabilities included $1.64 billion and $1.19 billion, respectively, for estimates of consideration payable to customers including estimates for pricing adjustments and returns.

Note 17. Other Non-Operating Income (Expense), Net

Three months ended	November 27, 2025	November 28, 2024

Loss on debt prepayments	$(130)	$—
Gain (loss) from changes in currency exchange rates	(34)	(13)
Other	24	2
	$(140)	$(11)

Note 18. Income Taxes

Our income tax (provision) benefit consisted of the following:

Three months ended	November 27, 2025	November 28, 2024

Income before taxes	$6,061	$2,152
Income tax (provision) benefit	(829)	(283)
Effective tax rate	13.7%	13.2%

The change in our effective tax rate for the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions, which primarily are effective for us beginning in 2026 and 2027. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact on our income tax provision.

Other noncurrent liabilities included $1.16 billion and $648 million related to income taxes payable as of November 27, 2025 and August 28, 2025, respectively.

Note 19. Earnings Per Share

Three months ended	November 27, 2025	November 28, 2024

Net income – Basic and Diluted	$5,240	$1,870

Weighted-average common shares outstanding – Basic	1,125	1,111
Dilutive effect of equity compensation plans	13	11
Weighted-average common shares outstanding – Diluted	1,138	1,122

Earnings per share
Basic	$4.66	$1.68
Diluted	4.60	1.67

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were not material for the first quarter of 2026 and 2 million shares for the first quarter of 2025.

23 | 2026 Q1 10-Q

Note 20. Segment and Other Information

Segment information reported herein is consistent with the way our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), assesses the performance of our segments based on segment revenue, cost of goods sold, operating expenses, and operating income. The segment information reported herein is regularly provided to and reviewed and evaluated by our CODM to budget, forecast, and decide how to allocate resources for capital investments, human capital, and other strategic investments across our segments.

We have the following four business units, which are based on market segments and our reportable segments:

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

Our other operations do not meet the thresholds of a reportable segment and are reported under All Other. Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. Certain income and expenses are not allocated to segments because our CODM does not consider these amounts in the assessment of the performance of our segments. The unallocated amounts primarily include stock-based compensation. We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.

Three months ended November 27, 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$5,284	$2,379	$4,255	$1,720	$5	$—	$13,643
Cost of goods sold	1,817	1,157	1,970	942	4	107	5,997
Gross margin	3,467	1,222	2,285	778	1	(107)	7,646

Research and development	500	291	176	97	—	107	1,171
Selling, general, and administrative	83	41	92	54	—	67	337
Other operating (income) expense, net	—	—	—	—	—	2	2
Operating income	$2,884	$890	$2,017	$627	$1	$(283)	$6,136

Three months ended November 28, 2024	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$2,648	$2,292	$2,608	$1,158	$3	$—	$8,709
Cost of goods sold	1,293	1,149	1,899	922	5	93	5,361
Gross margin	1,355	1,143	709	236	(2)	(93)	3,348

Research and development	252	218	234	108	(1)	77	888
Selling, general, and administrative	37	54	96	50	1	50	288
Other operating (income) expense, net	—	—	—	—	(2)	—	(2)
Operating income	$1,066	$871	$379	$78	$—	$(220)	$2,174

The table below presents the unallocated amounts:

Three months ended	November 27, 2025	November 28, 2024

Unallocated
Cost of goods sold:
Stock-based compensation	$107	$90
Other	—	3
	107	93
Research and development:
Stock-based compensation	106	77
Other	1	—
	107	77
Selling, general, and administrative:
Stock-based compensation	67	50

Other operating (income) expense, net:
Other	2	—
	2	—

Total unallocated amounts	$283	$220

Depreciation and amortization expense included in operating income was as follows:

Three months ended	November 27, 2025	November 28, 2024

CMBU	$725	$511
CDBU	432	422
MCBU	709	708
AEBU	344	384
All Other	1	1
Unallocated	1	4
	$2,212	$2,030

Revenue from one customer was 17% and 13% (primarily included in the CMBU segment) of total revenue for the first three months of 2026 and 2025, respectively.

As of November 27, 2025 and August 28, 2025, CMBU, CDBU, MCBU, and AEBU had goodwill of $654 million, $109 million, $284 million, and $103 million, respectively.
25 | 2026 Q1 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 28, 2025. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2026 contains 53 weeks and fiscal 2025 contains 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

Overview

Micron Technology, Inc. is an industry leader in innovative memory and storage solutions transforming how the world uses information to enrich life for all. With a relentless focus on our customers, technology leadership, and manufacturing and operational excellence, Micron delivers a rich portfolio of high-performance DRAM, NAND, and NOR memory and storage products. Every day, the innovations that our people create fuel the data economy, enabling advances in artificial intelligence (AI) and compute-intensive applications that unleash opportunities — from the data center to the intelligent edge and across the client and mobile user experience.

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

Industry Conditions

AI-driven demand is accelerating and outpacing industry supply. In the first quarter of 2026, we continued to benefit from substantial improvements in pricing and margins, reflecting strong demand growth, driven in part by the continued advancement of AI. The AI-driven growth in the data center has accelerated demand for memory and storage, at a rate greater than our ability to increase supply. This has led to decisions on supply allocation that may impact certain customers and end markets as the overall market demand for memory and storage exceeds overall industry supply. We continue to shift more of our DRAM production to HBM and high-capacity modules for the data center and hyperscale cloud markets. The transition to these higher-growth segments, together with our strong execution, robust overall industry DRAM demand, and constrained supply, has led to improved profitability across our DRAM portfolio. In the first quarter of 2026, NAND revenue increased due to significant improvements in selling prices and higher bit shipments driven by a combination of factors including tight industry supply, pricing execution, and favorable product mix. Our NAND gross margin percentage increased due to improved pricing and manufacturing cost reductions.

27 | 2026 Q1 10-Q

Results of Operations

Consolidated Results

	First Quarter		Fourth Quarter		First Quarter
	2026		2025		2025

Revenue	$13,643	100%	$11,315	100%	$8,709	100%
Cost of goods sold	5,997	44%	6,261	55%	5,361	62%
Gross margin	7,646	56%	5,054	45%	3,348	38%

Research and development	1,171	9%	1,047	9%	888	10%
Selling, general, and administrative	337	2%	314	3%	288	3%
Other operating (income) expense, net	2	—%	39	—%	(2)	—%
Operating income	6,136	45%	3,654	32%	2,174	25%

Interest income (expense), net	65	—%	22	—%	(11)	—%
Other non-operating income (expense), net	(140)	(1)%	(45)	—%	(11)	—%
Income tax (provision) benefit	(829)	(6)%	(429)	(4)%	(283)	(3)%
Equity in net income (loss) of equity method investees	8	—%	(1)	—%	1	—%
Net income	$5,240	38%	$3,201	28%	$1,870	21%

Total Revenue: Total revenue for the first quarter of 2026 was impacted by the factors described in the section titled “Industry Conditions” above.

Total revenue for the first quarter of 2026 increased 21% as compared to the fourth quarter of 2025 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 20% primarily due to an approximate 20% increase in average selling prices.
•Sales of NAND products increased 22% primarily due to a mid-teens percentage range increase in average selling prices and a mid-to-high single digit percentage range increase in bit shipments.

Total revenue for the first quarter of 2026 increased 57% as compared to the first quarter of 2025 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 69% primarily due to a mid-30% range increase in average selling prices and a mid-20% range increase in bit shipments.
•Sales of NAND products increased 22% primarily due to a high-20% range increase in bit shipments, partially offset by a mid-single-digit percent range decrease in average selling prices.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions.” Our consolidated gross margin percentage increased to 56% for the first quarter of 2026 from 45% for the fourth quarter of 2025 as a result of improvements in margins for both DRAM and NAND products. DRAM and NAND margins improved primarily due to increases in average selling prices and manufacturing cost reductions driven by improvements in product and process technology.

Our consolidated gross margin percentage improved to 56% for the first quarter of 2026 from 38% for the first quarter of 2025 as a result of improvements in margins for both DRAM and NAND products. DRAM margins improved primarily due to increases in average selling prices; an increased mix of higher-margin products, including HBM and other high-capacity data center products; and manufacturing cost reductions driven by improvements in product and process technology. NAND margins improved primarily due to manufacturing cost reductions.

Revenue by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2026		2025		2025

CMBU	$5,284	39%	$4,543	40%	$2,648	30%
CDBU	2,379	17%	1,577	14%	2,292	26%
MCBU	4,255	31%	3,760	33%	2,608	30%
AEBU	1,720	13%	1,434	13%	1,158	13%
All other	5	—%	1	—%	3	—%
	$13,643		$11,315		$8,709
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the first quarter of 2026 as compared to the fourth quarter of 2025 were as follows:

•CMBU revenue increased 16% primarily due to increases in DRAM average selling prices and bit shipments driven by AI demand in cloud server markets.
•CDBU revenue increased 51% primarily due to increases in bit shipments and average selling prices for both data center DRAM and NAND.
•MCBU revenue increased 13% primarily due to increases in DRAM and NAND average selling prices, partially offset by decreases in bit shipments.
•AEBU revenue increased 20% primarily due to increases in DRAM and NAND average selling prices and DRAM bit shipments.

Changes in revenue for each business unit for the first quarter of 2026 as compared to the first quarter of 2025 were as follows:

•CMBU revenue increased 100% primarily due to increases in DRAM bit shipments and average selling prices driven by AI demand in cloud server markets for HBM, high-capacity dual in-line memory modules (“DIMMS”), and low-power server DRAM.
•CDBU revenue increased 4% primarily due to increases in DRAM average selling prices and higher NAND bit shipments, partially offset by decreases in NAND average selling prices.
•MCBU revenue increased 63% primarily due to increases in DRAM and NAND average selling prices and bit shipments.
•AEBU revenue increased 49% primarily due to higher DRAM and NAND bit shipments and DRAM average selling prices, partially offset by decreases in NAND average selling prices.

Operating Income by Business Unit

	First Quarter		Fourth Quarter		First Quarter
	2026		2025		2025

CMBU	$2,884	55%	$2,170	48%	$1,066	40%
CDBU	890	37%	391	25%	871	38%
MCBU	2,017	47%	1,104	29%	379	15%
AEBU	627	36%	292	20%	78	7%
All other	1	20%	(2)	(200)%	—	—%
	$6,419		$3,955		$2,394
Percentages reflect operating income as a percentage of revenue for each business unit.

Changes in operating income for each business unit for the first quarter of 2026 as compared to the fourth quarter of 2025 were as follows:

•CMBU operating income increased primarily due to increases in DRAM average selling prices, higher bit shipments, and manufacturing cost reductions.
29 | 2026 Q1 10-Q

•CDBU operating income increased primarily due to higher bit shipments, increases in data center average selling prices, and manufacturing cost reductions, partially offset by higher R&D expenses.
•MCBU operating income increased primarily due to increases in DRAM and NAND average selling prices and manufacturing cost reductions, partially offset by lower bit shipments for both DRAM and NAND.
•AEBU operating income increased primarily due to increases in DRAM and NAND average selling prices, higher DRAM bit shipments, and DRAM manufacturing cost reductions.

Changes in operating income for each business unit for the first quarter of 2026 as compared to the first quarter of 2025 were as follows:

•CMBU operating income increased primarily due to higher bit shipments, increases in average selling prices, and manufacturing cost reductions, partially offset by higher R&D expenses.
•CDBU operating income increased primarily due to increases in DRAM average selling prices and cost reductions, partially offset by declines in NAND average selling prices and higher R&D expenses.
•MCBU operating income increased primarily due to increases in average selling prices, higher bit shipments, and manufacturing cost reductions.
•AEBU operating income increased primarily due to higher DRAM and NAND bit shipments, manufacturing cost reductions, and increases in DRAM average selling prices, partially offset by decreases in NAND average selling prices.

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

R&D expenses for the first quarter of 2026 increased 12% as compared to the fourth quarter of 2025 and 32% as compared to the first quarter of 2025, primarily due to higher volumes of development and pre-qualification wafers and an increase in employee compensation.

Selling, General, and Administrative: SG&A expenses for the first quarter of 2026 increased 7% as compared to the fourth quarter of 2025 and 17% as compared to the first quarter of 2025, primarily due to an increase in employee compensation.

Interest Income (Expense), Net: Interest income (expense) improved in the first quarter of 2026 as compared to the fourth quarter of 2025 primarily due to a decrease in interest expense due to lower debt balances. Interest income (expense) improved for the first quarter of 2026 as compared to the first quarter of 2025 primarily due to a decrease in interest expense due to lower debt balances and an increase in interest income due to higher cash and investments balances.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	First Quarter	Fourth Quarter	First Quarter
	2026	2025	2025

Income before taxes	$6,061	$3,631	$2,152
Income tax (provision) benefit	(829)	(429)	(283)
Effective tax rate	13.7%	11.8%	13.2%

The change in our effective tax rate for the first quarter of 2026 as compared to the fourth quarter of 2025 and the first quarter of 2025 was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions, which primarily are effective for us beginning in 2026 and 2027. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact on our income tax provision. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit-shifting project, including Pillar Two, undertaken by the Organisation for Economic Co-operation and Development. We continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

Various tax reforms are being considered in multiple jurisdictions that, if enacted, contain provisions that could materially impact our tax expense. We continue to monitor the potential impact of these various tax reform proposals to our overall global effective tax rate and financial statements.

Other: Further information can be found in the following notes contained in Item 1. Financial Statements, Notes to Consolidated Financial Statements:

•Note 10. Debt
•Note 15. Equity Compensation Plans
•Note 17. Other Non-Operating Income (Expense), Net
•Note 18. Income Taxes

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $12.02 billion as of November 27, 2025, and $11.94 billion as of August 28, 2025. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of November 27, 2025, $2.26 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes, as well as to refinance our existing indebtedness, including the issuance of securities. As of November 27, 2025, $3.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives. Our incentives are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures for property, plant, and equipment, net of proceeds from government incentives, to be approximately $20 billion in 2026, weighted to the second half of the year. Actual amounts for 2026 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of November 27, 2025, we had purchase obligations of approximately $1.68 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as leases and debt, see Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 8. Leases, as well as Note 10. Debt.

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

As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with first DRAM wafer output projected in mid-calendar 2027.
31 | 2026 Q1 10-Q

In June 2025, in connection with certain amendments to our CHIPS Act agreements, we announced plans for a second leading-edge memory manufacturing fab in Idaho to serve growing market demand fueled by AI. We plan to begin construction of the second Idaho fab in 2026, and expect it to be operational by the end of 2028.

Our announced plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. We continue to work with state and federal authorities for approval to start ground preparation. We plan to break ground on our first New York fab in early calendar 2026, which will provide supply in 2030 and beyond. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho, and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho, and allocate certain award funding to the second planned Idaho fab from the $6.1 billion grants previously awarded under the December 2024 direct funding agreements. The direct funding for up to $6.1 billion remains unchanged. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the U.S.

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

Outside the U.S., we are investing in manufacturing technologies, facilities and equipment, and R&D, and advancing our global back-end assembly and test network. These investments support our product portfolio and extend our ability to meet global market demand in the future. Planned investments and those underway include the following:

•India: our assembly and test facility in Gujarat has initiated pilot production and will ramp in 2026;
•Japan: we are modernizing our Hiroshima manufacturing facility to support future DRAM nodes and AI memory production;
•Singapore: we broke ground on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in calendar 2027; and
•Taiwan: we are modernizing our production capacity for DRAM and HBM products to meet rising market demand.

In certain countries outside of the U.S, we receive or expect to receive, government incentives related to our investments. The amounts of these government incentives generally offset a portion of our planned investments and require us to meet certain conditions in order to receive such incentives.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. Through November 27, 2025, we had repurchased an aggregate of $7.49 billion under the authorization. See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 12. Equity.

On December 17, 2025, our Board of Directors declared a quarterly dividend of $0.115 per share, payable in cash on January 14, 2026, to shareholders of record as of the close of business on December 29, 2025. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors’ decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

Three months ended	November 27, 2025	November 28, 2024

Net cash provided by operating activities	$8,411	$3,244
Net cash used for investing activities	(4,594)	(3,148)
Net cash used for financing activities	(3,745)	(422)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	14	(29)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$86	$(355)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the first three months of 2026 as compared to the first three months of 2025 was primarily due to higher net income in the current year adjusted for non-cash items and increases in other current liabilities and noncurrent liabilities, partially offset by an increase in receivables.

Investing Activities: For the first three months of 2026, net cash used for investing activities consisted primarily of $5.39 billion of expenditures for property, plant, and equipment, partially offset by $878 million of proceeds from government incentives to offset capital expenditures.

For the first three months of 2025, net cash used for investing activities consisted primarily of $3.21 billion of expenditures for property, plant, and equipment, partially offset by $65 million received from government incentives to offset capital expenditures and $51 million of net inflows from maturities, sales, and purchases of available-for-sale securities.

Financing Activities: For the first three months of 2026, net cash used for financing activities consisted primarily of $2.94 billion of repayments of debt, which included the prepayment in full of the 2028 Notes, 2029 B Notes, and 2029 Term Loan A; $367 million for the repurchases of common stock for withholdings on employee equity awards; $300 million for the acquisition of 1.3 million shares of our common stock under our share repurchase authorization; and $134 million for payments of dividends to shareholders. See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 10. Debt.

For the first three months of 2025, net cash used for financing activities consisted primarily of $131 million for payments of dividends to shareholders, $207 million for the repurchases of common stock for withholdings on employee equity awards, and $84 million of repayments of debt.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates of our Annual Report on Form 10-K for the year ended August 28, 2025. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended August 28, 2025.

33 | 2026 Q1 10-Q

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 2. Recently Issued Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended August 28, 2025. There have been no material changes to our market risk during the three months ended November 27, 2025.

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

During the first quarter of 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 11. Contingencies and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

35 | 2026 Q1 10-Q

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
•our ability to develop, produce, and supply new and competitive memory and storage technologies and products;
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

37 | 2026 Q1 10-Q

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

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. Our manufacturing costs on a per gigabit basis vary across our portfolio as they are largely influenced by the technology node in which the solution was developed. We strive to balance our demand and supply for each technology node, but the dynamics of our markets and our customers can create periods of imbalance, which can lead us to carry elevated inventory levels and underutilized capacity. Consequently, we may incur charges in connection with obsolete or excess inventories, or we may not fully recover our costs, which would reduce our gross margins. In addition, due to the customized nature of certain products we manufacture, we may be unable to sell certain finished goods inventories to alternative customers or manufacture in-process inventory to different specifications, which may result in excess and obsolescence charges or loss of revenue in future periods.

In addition, if we are unable to supply products that meet customer design and performance specifications, we may be required to sell such products at lower average selling prices, which may reduce our gross margins. Our gross margins may also be impacted by shifts in product mix, driven by our strategy to optimize our portfolio to best respond to changing market dynamics.

Our industry goes through cycles with demand changes that are not fully aligned to the available supply in the market. We may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margin. Although AI is a relatively new demand driver for our products, it is evolving rapidly, and the expected timing and amount of investments related to AI can change significantly. As a result, it may be difficult to accurately forecast such demand and we may incur costs in anticipation of demand that ultimately does not materialize. If such demand does materialize, but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. If demand exceeds our forecast, we may be unable to increase supply sufficiently to meet such demand, which could result in a loss of revenue or damage to customer relationships. Our inability to align supply with demand could have a material adverse effect on our business, results of operations, or financial condition.

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

39 | 2026 Q1 10-Q

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

Our future success depends on our ability to develop, produce, and supply new and competitive memory and storage technologies and products in a dynamic market environment.

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

In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market. Recent technologies, such as generative AI models have emerged, and while they have driven increased demand for HBM and other advanced products in the data center and other markets, the long-term trajectory is unknown and associated demand may fluctuate. Due to the higher performance and more complex manufacturing process, HBM requires a higher number of wafers and more cleanroom space to produce the same number of bits as conventional DRAM in the same technology node. If demand for HBM weakens and suppliers shift capacity from HBM to conventional DRAM, this could result in a significant increase in conventional DRAM supply. An oversupplied DRAM market may lead to downward pressure on pricing, which could adversely impact our financial results. Conversely, as the demand for DRAM, HBM, or any of our other products has increased and may continue to increase, we may be unable to increase supply sufficiently to meet such demand. Our ability to meet demand is influenced by numerous factors, including changes in product development cycles, cleanroom capacity, ramping technologies, and evolving customer requirements. When demand exceeds our supply, we may be unable to scale supply sufficiently, requiring us to make decisions about manufacturing priorities as well as customer and market supply allocations. These decisions could strain long-term customer relationships, lead to legal or other disputes, and limit our ability to sell product into certain end markets in the future if conditions change.

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

41 | 2026 Q1 10-Q

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

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. We invest our capital in areas that we believe best align with our business strategy and optimize future returns. Investments in capital expenditures may not generate expected returns or cash flows. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Our strategic decision-making process involves careful evaluation and prioritization of investments to ensure alignment with our long-term goals. Additionally, we may choose to exit business or market segments that do not provide us with optimal returns. As we streamline our product portfolio, we may face execution risks that could impact our ability to support demand and maintain share in certain markets. Further, as we continue to optimize the efficiency of our fabrication facilities to support demand from leading edge notes, any delays in completion and ramping of new production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures.

Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback, and could impose certain limitations on our business.

We have received, and expect to receive in the future, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, research and development, or production in those regions. However, there is no guarantee that such government incentives and benefits will continue to be available in the future on the same terms, terms that are acceptable to us or at all and existing incentives could be modified or terminated by government authorities. In addition, we have discretion in the timing of use of certain of these incentives. If we choose to exercise such discretion due to the cyclicality of our business or other factors, we may not be able to fully utilize these incentives. Our future business plans may be impacted by obtaining these government incentives, which may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. We may fail to achieve these milestones, in a timely manner or at all, due to a variety of factors, some of which may be outside of our control, including a cyclical downturn in our business or global downturn. Failure to achieve such milestones could result in up to all of certain incentives being clawed back, in some cases along with interest and/or loss of project assets. In some cases, these incentives have additional terms and conditions regarding our business operations or governance that are required to be satisfied as a condition to receive incentives or disbursements. Compliance with these terms and conditions may add complexity to our operations and increase our costs and failure to comply could result in termination of incentive programs or clawbacks of incentive amounts received, in some cases along with interest and/or loss of project assets.

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

43 | 2026 Q1 10-Q

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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes, resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In periods of shortage, we may not be able to obtain the needed supply in a timely manner or we may be required to incur increased costs in order to meet our contractual commitments and demand from our customers or experience a decrease in revenue. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely manner or at all from other providers.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has restricted export of certain of these materials and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

45 | 2026 Q1 10-Q

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

In 2025, over half of our total revenue came from our top ten customers. Among our end markets, approximately one-half of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, or in the overall data center end market, could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. Further, if we are unable to satisfy customer demand and customers are required to purchase products from our competitors, they may shift immediate and future purchases to such competitors, which could harm our customer relationships and adversely impact our access to certain end markets. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 20. Segment and Other Information.

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
47 | 2026 Q1 10-Q

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

New and evolving laws and regulations relating to cybersecurity, data privacy, digital products, and AI impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and AI systems to be appropriately transparent, fair, secure, responsibly deployed, and accountable. Along with these laws and regulations, standards and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers’, suppliers’, or partners’ reluctance to share information or solutions due to actual or perceived inadequate controls. As a result of these considerations, we could experience a reduction of production or sales of our products; remediation costs and activities; increased compliance costs; regulatory penalties, fines, civil or criminal sanctions, and other legal liabilities; and reputational challenges. Compliance with, or our failure, or the failure of our third-party sales channel partners or agents, to comply with, laws, regulations, or industry standards could have a material adverse effect on our business, results of operations, or financial condition.

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

49 | 2026 Q1 10-Q

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

51 | 2026 Q1 10-Q

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

From time to time, we are subject to various legal, regulatory and administrative investigations, inquiries, proceedings, and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Such claims, investigations, inquiries, and proceedings may include, but are not limited to, allegations of anticompetitive conduct, infringement of intellectual property, and claims related to our compliance with securities and other laws. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 11. Contingencies.

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

Expansion of our production capacity is subject to inherent safety risks for our employees and contractors. Expansion and renovation activities may involve accidents, which could result in project delays, litigation, claims or disputes by our contractors and others, as well as increased insurance costs. While the risks of our construction projects are covered by insurance and contractual indemnities from our contractors, we may not have insurance coverage or rights to indemnity for all risks. Additionally, while we maintain insurance coverage for certain claims and liabilities, there can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters.

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
•make material changes to or redesign our products and/or manufacturing processes; and/or
•cease manufacturing, selling, offering for sale, importing, marketing, or using products and/or manufacturing processes in certain jurisdictions.

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 11. Contingencies.

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

53 | 2026 Q1 10-Q

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions which primarily are effective for us beginning in 2026 and 2027. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact on our income tax provision. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit-shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development. We continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

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

55 | 2026 Q1 10-Q

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

While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on recoverable amounts. Our insurance may not be adequate or otherwise cover all claims, penalties, fines, expenses, regulatory actions, litigation, sanctions, other liabilities or losses, and may not continue to be available on acceptable terms or at all.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of November 27, 2025, we had debt with a carrying value of $11.76 billion and may incur additional debt, including under our $3.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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
57 | 2026 Q1 10-Q

The trading price of our common stock has been and may continue to be volatile.

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us, other participants in our markets, including our customers and competitors, changes in financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, market perception regarding certain technologies, and broad market and industry fluctuations. These fluctuations may not be related to our specific financial or operating performance or our expectations regarding our financial or operating performance.

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

Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, the authorization does not obligate us to repurchase any common stock. The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, restrictions applicable under our CHIPS Act direct funding agreements, and priorities for the use of cash for other purposes. Since repurchases under the authorization began in 2019, our expenditures for share repurchases in any one year have ranged from no repurchases to a high of $2.66 billion of repurchases. Cash uses that could impact our repurchases include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. During the quarter ended November 27, 2025, we repurchased 1.3 million shares of our common stock under the authorization for $300 million, and as of November 27, 2025, $2.51 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the first quarter of 2026, shares purchased under the authorization and withheld as payment upon the vesting of restricted stock consisted of the following:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

August 29, 2025 – September 25, 2025	—	$—	—
September 26 2025 – October 23, 2025	154,453	182.50	—
October 24, 2025 – November 27, 2025	1,273,820	235.51	1,273,820
	1,428,273	$229.78	1,273,820	$2,506
(1) Includes 154,453 shares withheld as payment of withholding taxes upon the vesting of restricted stock awards.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following director and officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

On November 8, 2025, the Mehrotra Family Trust, a trust for which Sanjay Mehrotra, our Chairman of the Board, President, and Chief Executive Officer, serves as trustee, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 200,000 shares of our common stock acquired by Mr. Mehrotra upon the vesting of certain equity awards held by Mr. Mehrotra. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is February 7, 2026, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until February 7, 2027, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

59 | 2026 Q1 10-Q

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

Micron Technology, Inc.
(Registrant)

Date	December 17, 2025	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
61 | 2026 Q1 10-Q