Form 10-Q
period 2026-02-26
MICRON TECHNOLOGY INC
filed 2026-03-19
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2026
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
The number of outstanding shares of the registrant’s common stock as of March 11, 2026 was 1,127,734,051.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All period references are to our fiscal periods unless otherwise indicated. Abbreviations, acronyms, or terms that are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2028 Notes	5.375% Senior Notes due April 2028, repaid October 2025	AI	Artificial intelligence
2029 A Notes	5.327% Senior Notes due February 2029, repaid February 2026	CAC	China’s Cyberspace Administration
2029 B Notes	6.750% Senior Notes due November 2029, repaid October 2025	CHIPS Act	U.S. CHIPS and Science Act of 2022
2029 Term Loan A	Senior Term Loan A due January 2029, repaid October 2025	DDR	Double data rate DRAM
2030 Notes	4.663% Senior Notes due February 2030, repaid February 2026	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2031 Notes	5.300% Senior Notes due January 2031	EUV	Extreme ultraviolet lithography
2032 Green Bonds	2.703% Senior Notes due April 2032	HBM	High-bandwidth memory
2032 Notes	5.650% Senior Notes due November 2032	Micron	Micron Technology, Inc. (Parent Company)
2033 A Notes	5.875% Senior Notes due February 2033	OEM	Original equipment manufacturer
2033 B Notes	5.875% Senior Notes due September 2033	R&D	Research and development
2035 A Notes	5.800% Senior Notes due January 2035	Revolving Credit Facility	$3.5 billion Revolving Credit Facility due March 2030
2035 B Notes	6.050% Senior Notes due November 2035	SOFR	Secured Overnight Financing Rate
2041 Notes	3.366% Senior Notes due November 2041	SSD	Solid state drive
2051 Notes	3.477% Senior Notes due November 2051

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

Micron®, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

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

3 | 2026 Q2 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as “anticipate,” “expect,” “intend,” “pledge,” “committed,” “plan,” “opportunities,” “future,” “believe,” “target,” “on track,” “estimate,” “continue,” “likely,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements regarding expected production ramp of certain products; plans to invest in research and development; anticipated technological developments and improvements in our products; potential change and impact in our effective tax rate; expectations related to construction, acquisition, expansion, and ramping of production and the contribution to our ability to supply customers of our facilities, including new memory manufacturing fabs in the United States; estimated capital expenditures; payment of purchase obligations; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions, including anticipated supply and demand conditions, and profitability in our industry; future demand for our products and factors that may impact such demand, including developments in AI; the potential impact of business, economic, political, legal, and regulatory developments upon our global operations, including tariffs and trade regulations; our expectation to engage in financing transactions from time to time; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Part II. Other Information, Item 1A. Risk Factors.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

Revenue	$23,860	$8,053	$37,503	$16,762
Cost of goods sold	6,105	5,090	12,102	10,451
Gross margin	17,755	2,963	25,401	6,311

Research and development	1,250	898	2,421	1,786
Selling, general, and administrative	344	285	681	573
Other operating (income) expense, net	26	7	28	5
Operating income	16,135	1,773	22,271	3,947

Interest income	155	108	294	215
Interest expense	(32)	(112)	(106)	(230)
Other non-operating income (expense), net	(98)	(11)	(238)	(22)
	16,160	1,758	22,221	3,910

Income tax (provision) benefit	(2,371)	(177)	(3,200)	(460)
Equity in net income (loss) of equity method investees	(4)	2	4	3
Net income	$13,785	$1,583	$19,025	$3,453

Earnings per share
Basic	$12.25	$1.42	$16.91	$3.10
Diluted	12.07	1.41	16.68	3.08

Number of shares used in per share calculations
Basic	1,126	1,115	1,125	1,113
Diluted	1,142	1,123	1,140	1,123

See accompanying notes to consolidated financial statements.
5 | 2026 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

Net income	$13,785	$1,583	$19,025	$3,453

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	41	29	(53)	(56)
Pension liability adjustments	—	(1)	—	(1)
Unrealized gains (losses) on investments	—	2	3	—
Other comprehensive income (loss)	41	30	(50)	(57)
Total comprehensive income	$13,826	$1,613	$18,975	$3,396

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	February 26, 2026	August 28, 2025

Assets
Cash and cash equivalents	$13,908	$9,642
Short-term investments	681	665
Receivables	17,314	9,265
Inventories	8,267	8,355
Other current assets	1,243	914
Total current assets	41,413	28,841
Long-term marketable investments	2,038	1,629
Property, plant, and equipment	51,408	46,590
Operating lease right-of-use assets	684	736
Intangible assets	468	453
Deferred tax assets	680	616
Goodwill	1,150	1,150
Other noncurrent assets	3,668	2,783
Total assets	$101,509	$82,798

Liabilities and equity
Accounts payable and accrued expenses	$10,997	$9,649
Current debt	585	560
Other current liabilities	2,714	1,245
Total current liabilities	14,296	11,454
Long-term debt	9,557	14,017
Noncurrent operating lease liabilities	656	701
Noncurrent unearned government incentives	1,002	1,018
Other noncurrent liabilities	3,539	1,443
Total liabilities	29,050	28,633

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,274 shares issued and 1,128 outstanding (1,266 shares issued and 1,122 outstanding as of August 28, 2025)	127	127
Additional capital	14,092	13,339
Retained earnings	66,824	48,583
Treasury stock, 146 shares held (144 shares as of August 28, 2025)	(8,502)	(7,852)
Accumulated other comprehensive income (loss)	(82)	(32)
Total equity	72,459	54,165
Total liabilities and equity	$101,509	$82,798

See accompanying notes to consolidated financial statements.
7 | 2026 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended February 26, 2026
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of November 27, 2025	1,271	$127	$13,610	$53,344	$(8,152)	$(123)	$58,806
Net income	—	—	—	13,785	—	—	13,785
Other comprehensive income (loss), net	—	—	—	—	—	41	41
Stock issued under equity compensation plans	3	—	178	—	—	—	178
Stock-based compensation expense	—	—	309	—	—	—	309
Repurchase of stock – repurchase program	—	—	—	—	(350)	—	(350)
Repurchase of stock – withholdings on employee equity awards	—	—	(5)	(173)	—	—	(178)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(132)	—	—	(132)
Balance as of February 26, 2026	1,274	$127	$14,092	$66,824	$(8,502)	$(82)	$72,459

	Quarter Ended February 27, 2025
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of November 28, 2024	1,258	$126	$12,317	$42,427	$(7,852)	$(221)	$46,797
Net income	—	—	—	1,583	—	—	1,583
Other comprehensive income (loss), net	—	—	—	—	—	30	30
Stock issued under equity compensation plans	4	—	150	—	—	—	150
Stock-based compensation expense	—	—	249	—	—	—	249
Repurchase of stock – withholdings on employee equity awards	—	—	(5)	(40)	—	—	(45)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(131)	—	—	(131)
Balance as of February 27, 2025	1,262	$126	$12,711	$43,839	$(7,852)	$(191)	$48,633

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended February 26, 2026
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 28, 2025	1,266	$127	$13,339	$48,583	$(7,852)	$(32)	$54,165
Net income	—	—	—	19,025	—	—	19,025
Other comprehensive income (loss), net	—	—	—	—	—	(50)	(50)
Stock issued under equity compensation plans	10	—	179	—	—	—	179
Stock-based compensation expense	—	—	599	—	—	—	599
Repurchase of stock – repurchase program	—	—	—	—	(650)	—	(650)
Repurchase of stock – withholdings on employee equity awards	(2)	—	(25)	(520)	—	—	(545)
Dividends and dividend equivalents declared ($0.23 per share)	—	—	—	(264)	—	—	(264)
Balance as of February 26, 2026	1,274	$127	$14,092	$66,824	$(8,502)	$(82)	$72,459

	Six Months Ended February 27, 2025
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income	—	—	—	3,453	—	—	3,453
Other comprehensive income (loss), net	—	—	—	—	—	(57)	(57)
Stock issued under equity compensation plans	11	1	151	—	—	—	152
Stock-based compensation expense	—	—	469	—	—	—	469
Repurchase of stock – withholdings on employee equity awards	(2)	—	(24)	(228)	—	—	(252)
Dividends and dividend equivalents declared ($0.23 per share)	—	—	—	(263)	—	—	(263)
Balance as of February 27, 2025	1,262	$126	$12,711	$43,839	$(7,852)	$(191)	$48,633

See accompanying notes to consolidated financial statements.
9 | 2026 Q2 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Six Months Ended	February 26, 2026	February 27, 2025

Cash flows from operating activities
Net income	$19,025	$3,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	4,498	4,109
Stock-based compensation	599	469
Change in operating assets and liabilities:
Receivables	(8,298)	338
Inventories	88	(132)
Accounts payable and accrued expenses	928	(714)
Other current liabilities	1,469	(321)
Other noncurrent liabilities	2,106	195
Other	(101)	(211)
Net cash provided by operating activities	20,314	7,186

Cash flows from investing activities
Expenditures for property, plant, and equipment	(11,776)	(7,261)
Purchases of available-for-sale securities	(1,120)	(816)
Proceeds from government incentives	2,256	1,028
Proceeds from maturities and sales of available-for-sale securities	701	874
Other	(180)	(125)
Net cash used for investing activities	(10,119)	(6,300)

Cash flows from financing activities
Repayments of debt	(4,626)	(2,626)
Repurchases of common stock - repurchase program	(650)	—
Repurchases of common stock - withholdings on employee equity awards	(545)	(252)
Payments of dividends to shareholders	(266)	(261)
Proceeds from issuance of debt	—	2,682
Other	175	131
Net cash used for financing activities	(5,912)	(326)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	5	(49)

Net increase in cash, cash equivalents, and restricted cash	4,288	511
Cash, cash equivalents, and restricted cash at beginning of period	9,646	7,052
Cash, cash equivalents, and restricted cash at end of period	$13,934	$7,563

Supplemental disclosure
Non-cash acquisitions of finance lease right-of-use assets	$11	$919

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

11 | 2026 Q2 10-Q

Note 3. Variable Interest Entities

Certain third-party special purpose entities (the “Lease SPEs”) facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. We had approximately $1.42 billion and $1.58 billion of financial lease liabilities and right-of-use assets under these arrangements as of February 26, 2026 and August 28, 2025, respectively.

Note 4. Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available for sale as of the dates noted below. Cash and cash equivalents and the fair values of our available-for-sale securities, which approximated amortized costs, were as follows:

	As of February 26, 2026				As of August 28, 2025
	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$11,470	$—	$—	$11,470	$7,875	$—	$—	$7,875
Level 1(2)
Money market funds	894	—	—	894	410	—	—	410
Level 2(3)
Certificates of deposit	1,394	6	—	1,400	1,292	6	—	1,298
Corporate bonds	74	582	1,357	2,013	23	559	1,047	1,629
Asset-backed securities	—	26	626	652	—	31	521	552
Government securities	33	51	55	139	9	43	61	113
Commercial paper	43	16	—	59	33	26	—	59
	13,908	$681	$2,038	$16,627	9,642	$665	$1,629	$11,936
Restricted cash(4)	26				4
Cash, cash equivalents, and restricted cash	$13,934				$9,646
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of February 26, 2026 or August 28, 2025.
(4)Restricted cash is included in other current assets.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Note 5. Receivables

As of	February 26, 2026	August 28, 2025

Trade receivables	$15,389	$7,163
Government incentives	1,359	1,572
Income and other taxes	470	436
Other	96	94
	$17,314	$9,265

Note 6. Inventories

As of	February 26, 2026	August 28, 2025

Finished goods	$812	$1,094
Work in process	6,514	6,401
Raw materials and supplies	941	860
	$8,267	$8,355

Note 7. Property, Plant, and Equipment

As of	February 26, 2026	August 28, 2025

Land	$420	$420
Buildings	23,305	22,173
Equipment(1)	85,321	79,934
Construction in progress(2)	7,485	5,518
Software	1,764	1,651
	118,295	109,696
Accumulated depreciation	(66,887)	(63,106)
	$51,408	$46,590
(1)Includes costs related to equipment not placed into service of $3.93 billion as of February 26, 2026 and $4.05 billion as of August 28, 2025.
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

On March 15, 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for cash consideration to be paid in installments totaling $1.8 billion.
13 | 2026 Q2 10-Q

Note 8. Accounts Payable and Accrued Expenses

As of	February 26, 2026	August 28, 2025

Accounts payable	$3,387	$3,132
Property, plant, and equipment	4,840	4,391
Salaries, wages, and benefits	1,089	1,116
Income and other taxes	1,399	628
Other	282	382
	$10,997	$9,649

Note 9. Debt

	As of February 26, 2026					As of August 28, 2025
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2031 Notes	5.300%	5.41%	$—	$995	$995	$—	$995	$995
2032 Green Bonds	2.703%	2.77%	—	996	996	—	996	996
2032 Notes	5.650%	5.79%	—	496	496	—	496	496
2033 A Notes	5.875%	5.96%	—	746	746	—	746	746
2033 B Notes	5.875%	6.01%	—	892	892	—	892	892
2035 A Notes	5.800%	5.90%	—	993	993	—	992	992
2035 B Notes	6.050%	6.14%	—	1,241	1,241	—	1,241	1,241
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	486	486	—	496	496
2028 Notes	N/A	N/A	—	—	—	—	540	540
2029 Term Loan A	N/A	N/A	—	—	—	—	982	982
2029 A Notes	N/A	N/A	—	—	—	—	698	698
2029 B Notes	N/A	N/A	—	—	—	—	1,168	1,168
2030 Notes	N/A	N/A	—	—	—	—	794	794
Finance lease obligations	N/A	4.73%	585	2,215	2,800	560	2,484	3,044
			$585	$9,557	$10,142	$560	$14,017	$14,577

As of February 26, 2026, the fair value of our outstanding debt instruments approximated the carrying value of our debt. The fair value of our debt instruments was estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Debt Activity

The table below presents the effects of debt prepayment activity in the first six months of 2026:

	Transaction Date	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash

Prepayments
2028 Notes	October 24, 2025	$(542)	$(541)	$(562)
2029 B Notes	October 24, 2025	(1,159)	(1,168)	(1,276)
2029 Term Loan A	October 27, 2025	(984)	(982)	(984)
2051 Notes	January 23, 2026	(10)	(10)	(7)
2029 A Notes	February 20, 2026	(700)	(698)	(726)
2030 Notes	February 23, 2026	(796)	(794)	(816)
		$(4,191)	$(4,193)	$(4,371)

In connection with these prepayments, we recognized losses in other non-operating income (expense) of $47 million and $177 million for the second quarter and first six months of 2026, respectively.
15 | 2026 Q2 10-Q

Revolving Credit Facility

As of February 26, 2026, no amounts were outstanding under the Revolving Credit Facility, and $3.50 billion was available to us. Under the Revolving Credit Facility, borrowing would generally bear interest at a rate equal to adjusted term SOFR plus 0.875% to 1.50%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature on March 12, 2030 and amounts borrowed may be prepaid without penalty. Any obligations under the Revolving Credit Facility would be unsecured.

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

Note 10. Contingencies

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

On May 19, 2025, Netlist filed a complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by our HBM products. On July 8, 2025, Netlist amended the complaint to allege that one additional U.S. patent is infringed by certain of our DIMMs. On March 6, 2026, the E.D. Tex. transferred the case to the United States District Court for the District of Delaware (“D. Del.”) pursuant to a motion by Micron to dismiss or transfer for improper venue. On July 28, 2025, Netlist filed an additional complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by certain of our DIMMs. These complaints seek damages, attorneys’ fees, and other equitable relief.

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

On October 6, 2025, YMTC filed several patent infringement complaints against Micron and certain of its subsidiaries alleging that the Company’s manufacture, importation, sale, offering for sale, and/or assisting others to sell certain NAND and DRAM products infringe certain patents owned by YMTC. Specifically, YMTC filed the following complaints: A patent infringement complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that seven patents are infringed by certain of our 3D NAND products and one patent is infringed by certain of our LPDRAM products; a patent infringement complaint in the London Chancery Division of the English High Court against Micron and Micron Europe Limited (“MEL”) alleging that three patents are infringed by certain of our NAND and DRAM products; three complaints against Micron and various combinations of subsidiaries, including MEL, MSP, MSG, and Micron Semiconductor France SAS in the Unified Patent Court in Dusseldorf, Germany, alleging that three patents are infringed by certain of our 3D NAND and LPDRAM products; and five complaints against Micron, MEL, and MSG in Munich Regional Court in Munich, Germany, alleging that five patents are infringed by certain of our 3D NAND products. Each of the complaints filed against us by YMTC on October 6, 2025, seeks an injunction, attorneys’ fees, damages, and costs.

On October 16, 2024, Palisade Technologies, LLP (“Palisade”) filed a patent infringement complaint against Micron and MSP in W.D. Tex. The complaint alleges that five U.S. patents are infringed by certain of our DRAM, NAND, 3D NAND, and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On January 26, 2026, the complaint was dismissed by the court pursuant to a joint request by Palisade and Micron.

On June 30, 2025, Advanced Memory Technologies, LLC (“AMT”) filed a patent infringement complaint against Micron in W.D. Tex. alleging that four U.S. patents are infringed by certain of our DRAM and NAND products. On November 4, 2025, AMT amended the complaint to allege that a fifth patent is infringed by certain of our DRAM products. The complaint seeks an injunction, damages, attorneys’ fees, and costs.

On March 6, 2026, Nextech Semiconductor, LLC (“Nextech”) filed a patent infringement complaint against Micron and MSP in W.D. Tex. alleging that six U.S. patents are infringed by certain of our DRAM, NAND, and SSD products. The complaint seeks an injunction, damages, attorneys’ fees and costs.

17 | 2026 Q2 10-Q

The above lawsuits pertain to substantially all of our DRAM, NAND, and other memory and storage products we manufacture, which account for substantially all of our revenue.

Securities Class Action Matters

On January 9, 2025, a putative class action complaint was filed against Micron and certain individual officers in the U.S. District Court for the Southern District of Florida for alleged violations of the Securities Exchange Act of 1934. On April 3, 2025, the case was transferred to the United States District Court for the District of Idaho (“D. Idaho”), and on May 23, 2025, an amended complaint was filed in D. Idaho. The amended complaint alleges defendants made materially false or misleading statements during a putative class period from March 29, 2023 to December 18, 2024, regarding industry supply and demand dynamics and the demand for Micron's products. The amended complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On February 3, 2026, the court dismissed the amended complaint but granted plaintiffs leave to file a further amended complaint.

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

On September 8, 2025, a shareholder derivative complaint was filed by a purported shareholder against certain individual directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in D. Del. The complaint is substantially similar to the derivative suits pending in D. Idaho. The action is stayed until the earlier of the issuance of a final decision on all motions to dismiss the securities putative class action matter or a final resolution of the putative class action matter.

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

On January 16, 2026, Neighbors for a Better Micron and Jobs to Move America filed a petition in the Supreme Court of New York against Micron, one of our subsidiaries, Onondaga County Industrial Development Agency (“OCIDA”), and certain other state and local government entities. The petition challenges certain aspects of OCIDA’s environmental review of the Company’s planned construction of up to four fabs in Clay, New York, and seeks a judgment to annul, vacate, and void all permits, approvals, and findings issued by the named government entities related to the project. The petition further seeks costs and attorneys’ fees.

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

Note 11. Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. In the second quarter and first six months of 2026, we repurchased 1.2 million shares of our common stock for $350 million, and 2.5 million shares of our common stock for $650 million, respectively. Through February 26, 2026, we had repurchased an aggregate of $7.84 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

We declared and paid dividends of $0.115 per share in the first and second quarters of 2026. On March 18, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on April 15, 2026, to shareholders of record as of the close of business on March 30, 2026.

19 | 2026 Q2 10-Q

Note 12. Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of February 26, 2026
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,106	$34	$(112)
Cash flow commodity hedges	371	31	(5)
Fair value currency hedges	4,598	5	(5)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	6,942	39	(9)
		$109	$(131)

As of August 28, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,271	$41	$(64)
Cash flow commodity hedges	393	19	(20)
Fair value currency hedges	3,049	1	(10)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	3,477	3	(18)
		$64	$(112)
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

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $4.61 billion and $3.05 billion as of February 26, 2026 and August 28, 2025, respectively. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We generally utilize a rolling hedge strategy with currency forward contracts that mature within one year to hedge our exposures of monetary assets and liabilities from changes in currency exchange rates. At the end of each reporting period, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and the associated outstanding forward contracts are marked to market. Realized and unrealized gains and losses on derivative instruments without hedge accounting designation, as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates, are included in other non-operating income (expense), net.

Gains and losses from our derivative instruments were not material for the periods presented.

Note 13. Equity Compensation Plans

As of February 26, 2026, 48 million shares of our common stock were available for future awards under our equity compensation plans, including 7 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Six Months Ended	February 26, 2026	February 27, 2025

Restricted stock award shares granted	6	10
Weighted-average grant-date fair value per share	$211.33	$100.65

Employee Stock Purchase Plan (“ESPP”)

Employees purchased 2 million shares in each six-month ESPP offering period that ended in the second quarter of 2026 and 2025 at a share price of $92.77 and $78.63, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $118 million and $96 million was capitalized and remained in inventory as of February 26, 2026 and August 28, 2025, respectively.

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

Stock-based compensation expense by caption
Cost of goods sold	$121	$89	$228	$179
Research and development	120	88	226	165
Selling, general, and administrative	56	56	123	106
	$297	$233	$577	$450

Stock-based compensation expense by type of award
Restricted stock awards	$268	$212	$520	$404
ESPP	29	21	57	46
	$297	$233	$577	$450

21 | 2026 Q2 10-Q

As of February 26, 2026, $2.31 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the second quarter of 2030, resulting in a weighted-average period of 1.3 years.

Note 14. Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

DRAM	$18,768	$6,123	$29,580	$12,523
NAND	4,997	1,855	7,740	4,096
Other (primarily NOR)	95	75	183	143
	$23,860	$8,053	$37,503	$16,762

See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 17. Segment and Other Information for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Substantially all contracts with our customers are short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. From time to time, we have contracts with initial terms that include performance obligations that extend beyond one year. As of February 26, 2026 and August 28, 2025, our future performance obligations beyond one year, which included customer prepayments and other contract liabilities, were not material.

As of February 26, 2026 and August 28, 2025, other current liabilities included $2.55 billion and $1.19 billion, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Note 15. Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

Income before taxes	$16,160	$1,758	$22,221	$3,910
Income tax (provision) benefit	(2,371)	(177)	(3,200)	(460)
Effective tax rate	14.7%	10.1%	14.4%	11.8%

The change in our effective tax rate for the second quarter and first six months of 2026, as compared to the corresponding periods of 2025, was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements.

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

Other noncurrent liabilities included $2.72 billion and $648 million related to income taxes payable as of February 26, 2026 and August 28, 2025, respectively.

Note 16. Earnings Per Share

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

Net income – Basic and Diluted	$13,785	$1,583	$19,025	$3,453

Weighted-average common shares outstanding – Basic	1,126	1,115	1,125	1,113
Dilutive effect of equity compensation plans	16	8	15	10
Weighted-average common shares outstanding – Diluted	1,142	1,123	1,140	1,123

Earnings per share
Basic	$12.25	$1.42	$16.91	$3.10
Diluted	12.07	1.41	16.68	3.08

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were not material for the second quarter or first six months of 2026 and were 9 million shares and 6 million shares for the second quarter and first six months of 2025, respectively.

23 | 2026 Q2 10-Q

Note 17. Segment and Other Information

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

Our other operations do not meet the thresholds of a reportable segment and are reported under All Other. Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. Certain income and expenses are not allocated to segments because our CODM does not consider these amounts in the assessment of the performance of our segments. Substantially all of the unallocated amounts are related to stock-based compensation. We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments.

Quarter Ended February 26, 2026	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$7,749	$5,687	$7,711	$2,708	$5	$—	$23,860
Cost of goods sold	2,002	1,461	1,657	859	5	121	6,105
Gross margin	5,747	4,226	6,054	1,849	—	(121)	17,755

Research and development	536	358	126	109	—	121	1,250
Selling, general, and administrative	83	57	90	58	—	56	344
Other operating (income) expense, net	1	2	2	—	(1)	22	26
Operating income	$5,127	$3,809	$5,836	$1,682	$1	$(320)	$16,135

Quarter Ended February 27, 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$2,947	$1,830	$2,236	$1,034	$6	$—	$8,053
Cost of goods sold	1,317	967	1,894	820	2	90	5,090
Gross margin	1,630	863	342	214	4	(90)	2,963

Research and development	262	203	236	108	1	88	898
Selling, general, and administrative	48	48	89	45	(1)	56	285
Other operating (income) expense, net	—	1	1	—	5	—	7
Operating income	$1,320	$611	$16	$61	$(1)	$(234)	$1,773

Six Months Ended February 26, 2026	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$13,033	$8,066	$11,966	$4,428	$10	$—	$37,503
Cost of goods sold	3,819	2,618	3,627	1,801	9	228	12,102
Gross margin	9,214	5,448	8,339	2,627	1	(228)	25,401

Research and development	1,036	649	302	206	—	228	2,421
Selling, general, and administrative	166	98	182	112	—	123	681
Other operating (income) expense, net	1	2	2	—	(1)	24	28
Operating income	$8,011	$4,699	$7,853	$2,309	$2	$(603)	$22,271

Six Months Ended February 27, 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$5,595	$4,122	$4,844	$2,192	$9	$—	$16,762
Cost of goods sold	2,610	2,116	3,793	1,742	7	183	10,451
Gross margin	2,985	2,006	1,051	450	2	(183)	6,311

Research and development	514	421	470	216	—	165	1,786
Selling, general, and administrative	85	102	185	95	—	106	573
Other operating (income) expense, net	—	1	1	—	3	—	5
Operating income	$2,386	$1,482	$395	$139	$(1)	$(454)	$3,947

25 | 2026 Q2 10-Q

Depreciation and amortization expense included in operating income was as follows:

	Quarter Ended		Six Months Ended
	February 26, 2026	February 27, 2025	February 26, 2026	February 27, 2025

CMBU	$786	$541	$1,511	$1,052
CDBU	552	410	984	832
MCBU	618	776	1,327	1,484
AEBU	327	350	671	734
All Other	2	2	3	3
Unallocated	1	—	2	4
	$2,286	$2,079	$4,498	$4,109

Revenue from one customer was 13% and 15% (primarily included in the CMBU segment) of total revenue for the first six months of 2026 and 2025, respectively.

As of February 26, 2026 and August 28, 2025, CMBU, CDBU, MCBU, and AEBU had goodwill of $654 million, $109 million, $284 million, and $103 million, respectively.

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

27 | 2026 Q2 10-Q

NOR: NOR products are non-volatile, re-writable semiconductor memory devices that provide fast read speeds. NOR is most commonly used for reliable code storage (e.g., boot, application, operating system, and execute-in-place code in an embedded system) and for frequently changing small data storage and is ideal for automotive, industrial, and consumer applications.

Industry Conditions

AI-driven memory and storage growth is outpacing industry supply. In the second quarter of 2026, we continued to benefit from substantial improvements in pricing and margins, reflecting strong demand growth, driven in part by the continued advancement of AI. The AI-driven growth in the data center has accelerated demand for memory and storage at a rate greater than our ability and the industry’s ability to increase supply. This has led to decisions on supply allocation that may impact certain customers and end markets as the overall market demand for memory and storage exceeds overall industry supply. Robust overall industry DRAM and NAND demand, and constrained supply, has led to improved profitability in our portfolio.

Results of Operations

Consolidated Results

	Second Quarter		First Quarter		Second Quarter		Six Months Ended
	2026		2026		2025		2026		2025

Revenue	$23,860	100%	$13,643	100%	$8,053	100%	$37,503	100%	$16,762	100%
Cost of goods sold	6,105	26%	5,997	44%	5,090	63%	12,102	32%	10,451	62%
Gross margin	17,755	74%	7,646	56%	2,963	37%	25,401	68%	6,311	38%

Research and development	1,250	5%	1,171	9%	898	11%	2,421	6%	1,786	11%
Selling, general, and administrative	344	1%	337	2%	285	4%	681	2%	573	3%
Other operating (income) expense, net	26	—%	2	—%	7	—%	28	—%	5	—%
Operating income	16,135	68%	6,136	45%	1,773	22%	22,271	59%	3,947	24%

Interest income (expense), net	123	1%	65	—%	(4)	—%	188	1%	(15)	—%
Other non-operating income (expense), net	(98)	—%	(140)	(1)%	(11)	—%	(238)	(1)%	(22)	—%
Income tax (provision) benefit	(2,371)	(10)%	(829)	(6)%	(177)	(2)%	(3,200)	(9)%	(460)	(3)%
Equity in net income (loss) of equity method investees	(4)	—%	8	—%	2	—%	4	—%	3	—%
Net income	$13,785	58%	$5,240	38%	$1,583	20%	$19,025	51%	$3,453	21%

Total Revenue: Total revenue for the second quarter and first six months of 2026 was impacted by the factors described in the section titled “Industry Conditions” above.

Total revenue for the second quarter of 2026 increased 75% as compared to the first quarter of 2026, primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 74%, primarily due to a mid-60% range increase in average selling prices and a mid-single-digit percentage range increase in bit shipments driven by tight industry conditions and favorable mix.
•Sales of NAND products increased 82%, primarily due to a high-70% range increase in average selling prices and a low-single-digit percentage range increase in bit shipments driven by tight industry conditions and favorable mix.

Total revenue for the second quarter of 2026 increased 196% as compared to the second quarter of 2025, primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 207%, primarily due to a mid-110% range increase in average selling prices and a mid-40% range increase in bit shipments.
•Sales of NAND products increased 169%, primarily due to a slightly more than 100% increase in average selling prices and an approximate 30% increase in bit shipments.

29 | 2026 Q2 10-Q

Total revenue for the first six months of 2026 increased 124% as compared to the first six months of 2025, primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 136%, primarily due to a mid-70% range increase in average selling prices and a mid-30% range increase in bit shipments.
•Sales of NAND products increased 89%, primarily due to a mid-40% range increase in average selling prices and an approximate 30% increase in bit shipments.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions.” Our consolidated gross margin percentage increased to 74% for the second quarter of 2026 from 56% for the first quarter of 2026 as a result of improvements in margins for both DRAM and NAND products. Margins improved primarily due to increases in average selling prices, favorable mix, and manufacturing cost reductions driven by improvements in product and process technology.

Our consolidated gross margin percentage improved to 74% for the second quarter of 2026 from 37% for the second quarter of 2025 and improved to 68% for the first six months of 2026 from 38% for the first six months of 2025. Improvements in our consolidated gross margins for the second quarter and first six months of 2026 as compared to corresponding periods of 2025 were primarily due to improvements in margins for both DRAM and NAND products. Margins improved, primarily due to increases in average selling prices, favorable mix, and manufacturing cost reductions.

Revenue by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six Months Ended
	2026		2026		2025		2026		2025

CMBU	$7,749	32%	$5,284	39%	$2,947	37%	$13,033	35%	$5,595	33%
CDBU	5,687	24%	2,379	17%	1,830	23%	8,066	22%	4,122	25%
MCBU	7,711	32%	4,255	31%	2,236	28%	11,966	32%	4,844	29%
AEBU	2,708	11%	1,720	13%	1,034	13%	4,428	12%	2,192	13%
All other	5	—%	5	—%	6	—%	10	—%	9	—%
	$23,860		$13,643		$8,053		$37,503		$16,762
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the second quarter of 2026 as compared to the first quarter of 2026 were as follows:

•CMBU revenue increased 47%, primarily due to increases in average selling prices and favorable mix.
•CDBU revenue increased 139%, primarily due to increases in average selling prices and bit shipments.
•MCBU revenue increased 81%, primarily due to increases in average selling prices, partially offset by lower bit shipments.
•AEBU revenue increased 57%, primarily due to increases in average selling prices, partially offset by lower bit shipments.

Revenue for each business unit increased for the second quarter and first six months of 2026 as compared to the corresponding periods of 2025, primarily due to increases in average selling prices and higher bit shipments. Increases were as follows:

•CMBU revenue increased 163% and 133%, respectively.
•CDBU revenue increased 211% and 96%, respectively.
•MCBU revenue increased 245% and 147%, respectively.
•AEBU revenue increased 162% and 102%, respectively.

Operating Income by Business Unit

	Second Quarter		First Quarter		Second Quarter		Six Months Ended
	2026		2026		2025		2026		2025

CMBU	$5,127	66%	$2,884	55%	$1,320	45%	$8,011	61%	$2,386	43%
CDBU	3,809	67%	890	37%	611	33%	4,699	58%	1,482	36%
MCBU	5,836	76%	2,017	47%	16	1%	7,853	66%	395	8%
AEBU	1,682	62%	627	36%	61	6%	2,309	52%	139	6%
All other	1	20%	1	20%	(1)	(17)%	2	20%	(1)	(11)%
	$16,455		$6,419		$2,007		$22,874		$4,401
Percentages reflect operating income as a percentage of revenue for each business unit.

Changes in operating income for each business unit for the second quarter of 2026 as compared to the first quarter of 2026 were as follows:

•CMBU operating income was higher, primarily due to increases in average selling prices and manufacturing cost reductions.
•CDBU operating income was higher, primarily due to increases in average selling prices, higher bit shipments, and favorable mix.
•MCBU operating income was higher, primarily due to increases in average selling prices and favorable mix, partially offset by lower bit shipments.
•AEBU operating income was higher, primarily due to increases in average selling prices, partially offset by lower bit shipments.

Our operating income increased for the second quarter and first six months of 2026 as compared to the corresponding periods of 2025 for all of our business units primarily due to increases in average selling prices, higher bit shipments, and manufacturing cost reductions.

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

R&D expenses for the second quarter of 2026 increased 7% as compared to the first quarter of 2026, primarily due to an increase in employee compensation. R&D expenses for the second quarter and first six months of 2026 increased 39% and 36%, respectively, as compared to the corresponding periods of 2025, primarily due to higher volumes of development and pre-qualification wafers, as we ramp R&D investments in support of long-term opportunities in memory and storage, and increases in employee compensation.

Selling, General, and Administrative: SG&A expenses for the second quarter of 2026 were relatively unchanged as compared to the first quarter of 2026. SG&A expenses for the second quarter and first six months of 2026 increased 21% and 19%, respectively, as compared to the corresponding periods of 2025, primarily due to increases in employee compensation.

Interest Income (Expense), Net: Interest income (expense) improved in the second quarter of 2026 as compared to the first quarter of 2026 and for the second quarter and first six months of 2026 as compared to the corresponding periods of 2025, primarily due to a decrease in interest expense due to lower debt balances and an increase in interest income due to higher cash and investments balances.

31 | 2026 Q2 10-Q

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Second Quarter	First Quarter	Second Quarter	Six Months Ended
	2026	2026	2025	2026	2025

Income before taxes	$16,160	$6,061	$1,758	$22,221	$3,910
Income tax (provision) benefit	(2,371)	(829)	(177)	(3,200)	(460)
Effective tax rate	14.7%	13.7%	10.1%	14.4%	11.8%

The change in our effective tax rate for the second quarter of 2026, as compared to the first quarter of 2026 was primarily due to changes in profitability, which reduced the relative impact of discrete tax benefits. The change in our effective tax rate for the second quarter and first six months of 2026, as compared to the corresponding periods of 2025, was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements.

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

Other: Further information can be found in the following notes contained in Item 1. Financial Statements, Notes to Consolidated Financial Statements:

•Note 9. Debt
•Note 13. Equity Compensation Plans
•Note 15. Income Taxes

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $16.63 billion as of February 26, 2026, and $11.94 billion as of August 28, 2025. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of February 26, 2026, $6.43 billion of our cash and marketable investments was held by our foreign subsidiaries.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. We expect to engage in a variety of financing transactions, from time to time, for such purposes, as well as to refinance our existing indebtedness, including the issuance of securities. As of February 26, 2026, $3.50 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also dependent on the receipt of government incentives. Our incentives are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures for property, plant, and equipment, net of proceeds from government incentives, to be above $25 billion in 2026. Actual amounts for 2026 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of February 26, 2026, we had purchase obligations of approximately $2.10 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as finance leases and debt, see Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 9. Debt.

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

Our announced plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. In January 2026, we broke ground on our first New York fab, which will provide supply in 2030 and beyond. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho, and two planned fabs in Clay, New York. On June 11, 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho, and allocate certain award funding to the second planned Idaho fab from the $6.1 billion grants previously awarded under the December 2024 direct funding agreements. The direct funding for up to $6.1 billion remains unchanged. On June 11, 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the United States.

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

Outside the United States, we are investing in manufacturing technologies, facilities and equipment, and R&D, and advancing our global back-end assembly and test network. These investments support our product portfolio and extend our ability to meet global market demand in the future. Planned investments and those underway include the following:

33 | 2026 Q2 10-Q

•India: Our assembly and test facility in Gujarat commenced commercial shipments and will start ramping production in 2026;
•Japan: We are modernizing our Hiroshima manufacturing facility to support future DRAM nodes and AI memory production;
•Singapore: We broke ground in January 2025 on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in calendar 2027. In January 2026, we broke ground on an additional advanced wafer fab facility located within our existing NAND manufacturing complex. This facility will provide additional cleanroom space when it becomes operational in the second half of calendar 2028, helping address growing market demand for NAND technology driven by the rapid expansion of AI and data-centric applications; and
•Taiwan: We are modernizing our production capacity for DRAM and HBM products to meet rising market demand. On March 15, 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for cash consideration to be paid in installments totaling $1.8 billion. We expect this site to support meaningful product shipments from the existing fab beginning in 2028. Adding to the existing fab, we plan to begin construction of a similar-sized second cleanroom at this site by the end of 2026.

In certain countries outside of the U.S, we receive or expect to receive, government incentives related to our investments. The amounts of these government incentives generally offset a portion of our planned investments and require us to meet certain conditions in order to receive such incentives.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. Through February 26, 2026, we had repurchased an aggregate of $7.84 billion under the authorization. See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 11. Equity.

On March 18, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on April 15, 2026, to shareholders of record as of the close of business on March 30, 2026. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors’ decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, funding from government incentives, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

Six Months Ended	February 26, 2026	February 27, 2025

Net cash provided by operating activities	$20,314	$7,186
Net cash used for investing activities	(10,119)	(6,300)
Net cash used for financing activities	(5,912)	(326)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	5	(49)
Net increase in cash, cash equivalents, and restricted cash	$4,288	$511

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the first six months of 2026 as compared to the first six months of 2025 was primarily due to higher net income in the current year adjusted for non-cash items, an increase in other current liabilities resulting mainly from higher consideration payable to customers for pricing adjustments, and an increase in noncurrent liabilities largely due to higher noncurrent income taxes payable related to the implementation of Pillar Two. These increases were partially offset by a significant increase in receivables due to higher revenue in the first six months of 2026.

Investing Activities: For the first six months of 2026, net cash used for investing activities consisted primarily of $11.78 billion of expenditures for property, plant, and equipment and $419 million of net outflows from purchases, maturities, and sales of available-for-sale securities, partially offset by $2.26 billion of proceeds from government incentives to offset capital expenditures.

For the first six months of 2025, net cash used for investing activities consisted primarily of $7.26 billion of expenditures for property, plant, and equipment, partially offset by $1.03 billion received from government incentives to offset capital expenditures.

Financing Activities: For the first six months of 2026, net cash used for financing activities consisted primarily of $4.63 billion of repayments of debt, which included the prepayment in full of the 2028 Notes, 2029 Term Loan A, 2029 A Notes, 2029 B Notes, and 2030 Notes; $650 million for the acquisition of 2.5 million shares of our common stock under our share repurchase authorization; $545 million for the repurchases of common stock for withholdings on employee equity awards; and $266 million for payments of dividends to shareholders. See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 9. Debt.

For the first six months of 2025, net cash used for financing activities consisted primarily of $2.63 billion of repayments of debt, which included the prepayment of the 2026 Notes, 2026 Term Loan A, and 2027 Term Loan A borrowings; $261 million for payments of dividends to shareholders; and $252 million for the repurchases of common stock for withholdings on employee equity awards; partially offset by $1.68 billion of proceeds from the issuance of the 2029 Term Loan A and approximately $1.00 billion of proceeds from the issuance of the 2035 A Notes.

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

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 2. Recently Issued Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended August 28, 2025. There have been no material changes to our market risk during the six months ended February 26, 2026.

35 | 2026 Q2 10-Q

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

During the second quarter of 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 10. Contingencies and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

37 | 2026 Q2 10-Q

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
•disruptions to our manufacturing processes from operational issues, natural disasters, or other events;
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

Risks Related to Intellectual Property and Litigation
•protecting our intellectual property and retaining key employees who are knowledgeable about and develop our intellectual property;
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

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. In the past five fiscal years, annual percentage changes in DRAM average selling prices have ranged from plus low 40% to a minus high 40% range. In the past five fiscal years, annual percentage changes in NAND average selling prices have ranged from plus low 30% to a minus low 50% range. In some prior periods, average selling prices for our products have been below our manufacturing costs, and we may experience such circumstances in the future. Significant declines in average selling prices in future periods could have a material adverse effect on our business, results of operations, or financial condition.

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
•process complexity, including number of mask layers and fabrication steps;
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

39 | 2026 Q2 10-Q

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

Our industry goes through cycles with demand changes that are not fully aligned to the available supply in the market. We may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margin. Although AI is a relatively new demand driver for our products, it is evolving rapidly, and the expected timing and amount of demand related to AI can change significantly. As a result, it may be difficult to accurately forecast such demand, and we have incurred and may continue to incur costs in anticipation of demand that ultimately may not materialize or may not be sustained. Additionally, periods of sustained higher prices for memory and storage products may reduce demand or result in our customers modifying product designs to reduce memory and storage content or seeking alternative technologies and solutions. If demand for our products materializes but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. If demand exceeds our forecast, we may be unable to increase supply sufficiently to meet such demand, which could result in a loss of revenue or damage to customer relationships. Our inability to align supply with demand could have a material adverse effect on our business, results of operations, or financial condition.

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
•government actions, civil unrest, or international conflicts preventing the flow of products and materials, including delays in shipping and obtaining products and materials, cancellation of orders, or loss or damage of products;
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

Following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales, as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

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

41 | 2026 Q2 10-Q

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

In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market. Recent technologies, such as generative AI models have emerged, and while they have driven increased demand for HBM and other advanced products in the data center and other markets, the long-term trajectory is unknown and associated demand may fluctuate. Due to the higher performance and more complex manufacturing process, HBM requires a higher number of wafers and more cleanroom space to produce the same number of bits as conventional DRAM in the same technology node. If demand for HBM weakens and suppliers shift capacity from HBM to conventional DRAM, this could result in a significant increase in conventional DRAM supply. An oversupplied DRAM market may lead to downward pressure on pricing, which could adversely impact our financial results. Conversely, as the demand for DRAM, HBM, or any of our other products has increased and may continue to increase, we may be unable to increase supply sufficiently to meet such demand. Our ability to meet demand is influenced by numerous factors, including changes in product development cycles, cleanroom capacity, ramping technologies, and evolving customer requirements. When demand exceeds our supply, we have been and may be unable to scale supply sufficiently, requiring us to make decisions about manufacturing priorities, as well as customer and market supply allocations. Periods of constrained supply, insufficient customer supply allocations, or elevated pricing for memory and storage products may strain long-term customer relationships, result in disruptions to downstream markets and supply chains and, where such products are viewed as critical inputs to certain industries, lead to legal or other disputes or government and regulatory focus. If these conditions persist, they could limit or severely restrict our ability to sell our product into certain end markets in the future.

Our product demand may also be impacted significantly by the strategic actions of our customers. It is important that we deliver products in a timely manner that meet customer requirements at the time our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality, performance, and reliability, often well in advance of a planned ramp of production, in order to secure design wins with our customers. Many factors may negatively impact our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. In addition, some of our components have long lead times, requiring us to place orders up to a year in advance of anticipated demand. Such long lead times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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

43 | 2026 Q2 10-Q

We may not be able to achieve expected returns from capacity expansions.

We have commenced expansion of our production capacity in the United States and in other regions where we operate. Semiconductor fabs are complex, capital-intensive projects and require specialized knowledge, expertise, experience, and skill sets to construct and operate.

Our construction projects are highly dependent on available sources of materials and specialized equipment, as well as labor, skilled sub-contractors, and other service providers. Increasing demand, supply constraints, inflation, tariffs, trade restrictions, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers, or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities.

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

In addition, these expansions involve several risks, including the following:

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

We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and research and development expenditures may be affected. For example, in December 2024, we entered into direct funding agreements, providing funds for the construction of fab facilities in Idaho and New York, with the United States Department of Commerce (the “Department”) under the Department’s CHIPS Incentives Program established pursuant to the CHIPS Act. In June 2025, such agreements were subsequently amended to expand our investments, and we entered into a direct funding agreement to provide funds to expand and modernize our fab in Virginia. The awards under the direct funding agreements are subject to various conditions, and we may not receive the funding expected on the same terms or at all. We cannot guarantee that we will successfully achieve or maintain outcomes or satisfy the compliance requirements to qualify for these incentives or that the granting agencies will provide or continue to provide such funding.

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

45 | 2026 Q2 10-Q

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

Downturns or ongoing adverse conditions in regional or worldwide economies, due to inflation, geopolitics, changes in government borrowing or spending, trade disputes, war, major central bank policy actions, including interest rate increases, public health crises, or other factors, have harmed our business in the past, and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for memory and storage products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels or are impacted by a deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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

47 | 2026 Q2 10-Q

If our manufacturing process is disrupted by operational issues, natural disasters, or other events, our business, results of operations, or financial condition could be materially adversely affected.

We and our subcontractors manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We and our subcontractors maintain operations and continuously implement new product and process technology at manufacturing facilities, which are widely dispersed in multiple locations in several countries, including the United States, Singapore, Taiwan, Japan, Malaysia, China, and India. As a result of the necessary interdependence within our network of manufacturing facilities, an operational disruption at one of our or a subcontractor’s facilities may have a disproportionate impact on our ability to produce many of our products.

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

In 2025, over half of our total revenue came from our top ten customers. Among our end markets, approximately one-half of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, or in the overall data center end market, could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. Additionally, any commitments made under longer-term supply arrangements could constrain our available supply and limit our flexibility to respond to changes in market conditions, including shifts in demand, pricing, or product mix. Further, if we are unable to satisfy customer demand and customers are required to purchase products from our competitors, they may shift immediate and future purchases to such competitors, which could harm our customer relationships and adversely impact our access to certain end markets. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 17. Segment and Other Information.

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

Manufacturing system-level solutions, such as SSDs, managed NAND, and HBM, typically results in higher per-unit manufacturing costs and longer cycle time as compared to other products. Even if we are successful in selling system-level solutions to our customers in sufficient volume, we may be unable to generate sufficient profit if our per-unit manufacturing costs are not offset by higher per-unit selling prices. Manufacturing system-level solutions to customer specifications requires a longer development cycle, as compared to discrete products, to design, test, and qualify, which may increase our costs. Some of our system-level solutions are increasingly dependent on sophisticated firmware that may require significant customization to meet customer specifications, which increases our costs and time to market. Additionally, we may need to update our controller and hardware design, as well as our firmware or develop new firmware as a result of new product introductions or changes in customer specifications and/or industry standards, which increases our costs. System complexities and extended warranties for system-level products could also increase our warranty costs. Our failure to cost-effectively manufacture system-level solutions and/or controller, hardware design, and firmware in a timely manner may result in reduced demand for our system-level products and could have a material adverse effect on our business, results of operations, or financial condition.

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
49 | 2026 Q2 10-Q

Breaches of our security systems or products, systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our systems or those of our customers, suppliers, or business partners, could expose us to losses.

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit data relating to our customers, suppliers, and employees, including sensitive personal information. Unauthorized persons, employees, former employees, nation states, or other parties may gain access to our facilities or technology infrastructure and systems through fraudulent means and may steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or have other impacts. This risk is exacerbated as competitors for talent, particularly engineering talent, attempt to hire our employees. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. Our technology infrastructure and systems and that of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, denial-of-service attacks, zero-day attacks, supply chain attacks, “phishing” and other forms of social engineering, exploitation of open source software vulnerabilities, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts may create a heightened risk of cyberattacks. Breaches of our physical security, including break-ins, sabotage or vandalism, attacks on our technology infrastructure and systems, security breaches or incidents, or attacks on our customers, suppliers, or business partners who maintain or otherwise process confidential or sensitive information regarding us and our customers and suppliers, could result in damage to, or loss, disruption, or unavailability of data or systems, or inappropriate disclosure, destruction, loss, or other processing of confidential or sensitive information. In addition, our systems and those of our third-party vendors may experience service interruptions, data loss or compromise, and outages for other reasons, including human error, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

Any such event, or the perception it has occurred, may result in significant losses and damage our reputation with customers and suppliers and may expose us to claims, demands, and litigation.

Products and the systems and applications that incorporate or otherwise utilize our products are also targets for cyberattacks. While some of our products contain encryption, security algorithms, or features designed to help protect third-party content, user-generated data stored on our products, or the functionality of our products as intended, systems and applications that utilize these products could be compromised, breached, or circumvented by motivated attackers. Further, our products contain sophisticated hardware, firmware and software (some of which is provided by third parties) that may contain weaknesses or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products or be potentially exploited by such attackers. If systems or applications that utilize our products experience a cyberattack, our products are attacked, or our suppliers, third-party service providers, cloud solution providers, or sub-processors are breached or attacked, this could harm our business by requiring us to employ additional resources to remediate the errors or defects, and could expose us to litigation, claims, and harm to our reputation.

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

Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. The use of AI in the development of our products could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, and cybersecurity. AI is also the subject of an evolving set of legal requirements and regulations, and we may be subject to new and conflicting laws and regulations. Any of these matters may give rise to legal liability, damage our reputation, and materially harm our business.

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

51 | 2026 Q2 10-Q

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

In recent years, there has been an increased focus from stakeholders on sustainability and governance matters, including greenhouse gas emissions and climate-related risks, carbon-free electricity, water stewardship, waste management, inclusion, responsible sourcing and supply chain, and human rights. We actively manage these issues and have established and publicly announced certain sustainability goals, commitments, and targets which we may refine or modify further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Achieving these goals may entail significant costs, for example, we have entered into several virtual power purchase agreements to obtain renewable energy credits at a cost that will vary based on future prices for electrical power. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

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

In addition, external standards for measuring and reporting sustainability metrics may change over time and may result in cost increases, significant revisions to our strategies and targets, or impact our ability to achieve them. We also are or may become subject to new sustainability laws and regulations, such as the State of California’s new climate change disclosure rules. Compliance with these laws and regulations, as well as increased scrutiny from regulators, customers, and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or result in penalties, fines, or other adverse consequences.

Acquisitions and/or strategic transactions involve numerous risks.

Acquisitions of businesses, enterprises or assets, and strategic transactions, such as joint ventures and other partnering arrangements, involve numerous risks, including the following:

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
•hiring and retaining key employees;
•requirements imposed by government authorities in connection with the regulatory review of a transaction, which may include, among other things, divestitures, imposition of significant obligations, or restrictions on the conduct of our business or the acquired business or assets;
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

The global memory and storage industry has experienced consolidation and may continue to consolidate. We engage, from time to time, in discussions regarding potential acquisitions and similar opportunities. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above. Acquisitions of, or strategic transactions with, technology companies or assets are inherently risky and may not be successful and could have a material adverse effect on our business, results of operations, or financial condition.

53 | 2026 Q2 10-Q

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

Risks Related to Intellectual Property and Litigation

We may be unable to protect our intellectual property or retain key employees who are knowledgeable about and develop our intellectual property.

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

Our inability to protect our intellectual property or retain key employees who are knowledgeable about and develop our intellectual property could have a material adverse effect on our business, results of operations, or financial condition.

Legal, regulatory, and administrative investigations, inquiries, proceedings, and claims could have a material adverse effect on our business, results of operations, or financial condition.

From time to time, we are subject to various legal, regulatory, and administrative investigations, inquiries, proceedings, and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Such claims, investigations, inquiries, and proceedings may include, but are not limited to, allegations of anticompetitive conduct, infringement of intellectual property, and claims related to our compliance with securities and other laws. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 10. Contingencies.

We may be associated with and subject to litigation, claims, inquiries, investigations, or disputes arising from or as a result of:

•our relationships with vendors or customers, supply agreements and our capacity to supply, or contractual obligations with our subcontractors or business partners;
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

•alleged violations of laws or regulations relating to antitrust/competition requirements;
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

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 10. Contingencies.

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

55 | 2026 Q2 10-Q

Risks Related to Laws and Regulations

Government actions and regulations, such as export restrictions, tariffs, and trade protection measures, may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other measures, as well as retaliatory actions, that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure or increase our costs for components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Government actions around the world may lead to further changes in trade policy, domestic sourcing initiatives, increases in foreign government incentives supporting domestic businesses, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. For example, following the May 2023 decision of its cybersecurity review of our products sold in China, the CAC determined that critical information infrastructure operators in China may not purchase Micron products, impacting our revenue with companies headquartered in mainland China and Hong Kong, including direct sales, as well as indirect sales through distributors. Further actions by the Chinese government, through CAC action or other means, could impact revenue inside or outside China, or our operations in China, or our ability to ship products to our customers, any of which could have a material adverse effect on our business, results of operations, or financial condition.

We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, reduce customer demand for our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions have resulted in new and proposed export controls associated with products, including those that support or enable AI applications, which could, in turn, restrict future sales of certain products to China or other markets, or restrict our ability to obtain equipment, components, and raw materials. Similarly, new and proposed tariffs in the United States, China, or other markets on products, materials, and equipment may increase our selling costs, thus impacting demand for our products. On April 14, 2025, the U.S. Bureau of Industry and Security announced the initiation of investigations into the industry on the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the industry-wide investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products, including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. While the results of this investigation are currently unknown, the investigation may result in industry-wide additional tariffs and trade restrictions, which may adversely impact our business. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. On February 20, 2026, the administration announced they would initiate new trade investigations under Section 301 of the Trade Act of 1974. While the scope of any such investigations is currently unknown, these proposed investigations may also result in additional tariffs or trade restrictions, which could adversely impact our business. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, and any such actions could result in additional costs, manufacturing delays, or other difficulties, as well as additional risks, and may not be effective. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

The technology industry is subject to intense media, political, and regulatory scrutiny, which can increase our exposure to reputational hazards, government investigations and measures aimed at addressing market and other challenges, legal actions, and penalties. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws or our policies. Violations of trade laws, restrictions, or regulations can result in fines; criminal sanctions against us or our officers, directors, or employees; prohibitions on the conduct of our business; and damage to our reputation.

Tax-related matters could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to income taxes in the United States and many foreign jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including changes in the geographic mix of our earnings among jurisdictions, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, failure to meet performance obligations with respect to tax incentive agreements, expansion of our operations in various countries, fluctuations in foreign currency exchange rates, adverse resolution of audits and examinations of previously filed tax returns, and changes in tax laws and regulations.

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

New and evolving environmental, health, safety, and product considerations, including those related to greenhouse gas emissions and climate change, the purchase, use, and disposal of regulated and/or hazardous chemicals, and the potential resulting environmental, health, or safety impacts, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could require us to alter our product design, manufacturing, and operations and incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

57 | 2026 Q2 10-Q

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

While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions, as well as caps on recoverable amounts. Our insurance may not be adequate or otherwise cover all claims, penalties, fines, expenses, regulatory actions, litigation, sanctions, other liabilities or losses, and may not continue to be available on acceptable terms or at all.

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

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of February 26, 2026, we had debt with a carrying value of $10.14 billion and may incur additional debt, including under our $3.50 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our Revolving Credit Facility. If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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
59 | 2026 Q2 10-Q

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

The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will purchase all of the shares under our share repurchase authorization, or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our stock and would diminish our cash reserves.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. During the quarter ended February 26, 2026, we repurchased 1.2 million shares of our common stock under the authorization for $350 million, and as of February 26, 2026, $2.16 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the second quarter of 2026, shares purchased under the authorization and withheld as payment upon the vesting of restricted stock consisted of the following:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

November 28, 2025 – December 25, 2025	—	$—	—
December 26, 2025 – January 22, 2025	1,242,895	287.98	1,220,763
January 23, 2026 – February 26, 2026	—	—	—
	1,242,895	$287.98	1,220,763	$2,156
(1) Includes 22,132 shares withheld as payment of withholding taxes upon the vesting of restricted stock awards.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following director and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

On December 19, 2025, April Arnzen, our Executive Vice President and Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 80,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is April 1, 2026, and subsequent sales under the trading arrangement may occur for the duration of the trading arrangement until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On January 30, 2026, Sanjay Mehrotra, our Chairman of the Board, President, and Chief Executive Officer, as trustee of the Mehrotra Family Trust, terminated his Rule 10b5-1 trading arrangement, dated as of November 8, 2025 (the “original trading plan”), which provided for the sale of up to 200,000 shares of our common stock, none of which had been sold prior to the termination. On January 30, 2026, promptly after the termination of the original trading plan, Mr. Mehrotra, as trustee of the Mehrotra Family Trust, entered into a new Rule 10b5-1 trading arrangement (the “modified trading plan”) providing for the sale of up to 200,000 shares of our common stock. The modified trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be made under the modified trading plan is May 1, 2026, and subsequent sales under the trading arrangement may occur for the duration of the trading arrangement until May 1, 2027, or earlier if all transactions under the trading arrangement are completed.
61 | 2026 Q2 10-Q

On January 30, 2026, Michael Ray, our Senior Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of approximately 30,501 shares of our common stock consisting of (i) 7,601 shares of our common stock, and (ii) approximately 22,900 net shares he is expected to hold following vesting and applicable withholdings with respect to restricted stock awards he currently holds. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be made under the trading arrangement is May 1, 2026, and subsequent sales under the trading arrangement may occur for the duration of the trading arrangement until April 9, 2027, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Index to Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation, as amended, of the Registrant	X
3.2	Amended and Restated Bylaws of Registrant as of July 17, 2025		8-K		3.1	7/18/25
10.1*^	2025 Equity Incentive Plan Forms of Agreement and Terms and Conditions for FY2026	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.
^ Certain portions of this exhibit have been redacted because they are both not material and is the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.
63 | 2026 Q2 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date	March 18, 2026	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)