Form 10-Q
period 2026-05-28
MICRON TECHNOLOGY INC
filed 2026-06-25
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2026
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
The number of outstanding shares of the registrant’s common stock as of June 17, 2026 was 1,129,393,151.

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All period references are to our fiscal periods unless otherwise indicated. Abbreviations, acronyms, or terms that are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2028 Notes	5.375% Senior Notes due April 2028, repaid October 2025	AI	Artificial intelligence
2029 A Notes	5.327% Senior Notes due February 2029, repaid February 2026	CAC	China’s Cyberspace Administration
2029 B Notes	6.750% Senior Notes due November 2029, repaid October 2025	CHIPS Act	U.S. CHIPS and Science Act of 2022
2029 Term Loan A	Senior Term Loan A due January 2029, repaid October 2025	DDR	Double data rate DRAM
2030 Notes	4.663% Senior Notes due February 2030, repaid February 2026	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2031 Notes	5.300% Senior Notes due January 2031	EUV	Extreme ultraviolet lithography
2032 Green Bonds	2.703% Senior Notes due April 2032	HBM	High-bandwidth memory
2032 Notes	5.650% Senior Notes due November 2032	Micron	Micron Technology, Inc. (Parent Company)
2033 A Notes	5.875% Senior Notes due February 2033	OEM	Original equipment manufacturer
2033 B Notes	5.875% Senior Notes due September 2033	R&D	Research and development
2035 A Notes	5.800% Senior Notes due January 2035	Revolving Credit Facility	$2.0 billion Revolving Credit Facility due March 2030
2035 B Notes	6.050% Senior Notes due November 2035	SOFR	Secured Overnight Financing Rate
2041 Notes	3.366% Senior Notes due November 2041	SSD	Solid state drive
2051 Notes	3.477% Senior Notes due November 2051

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

3 | 2026 Q3 10-Q

Forward-Looking Statements

This Form 10-Q contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as “anticipate,” “expect,” “intend,” “pledge,” “committed,” “plan,” “opportunities,” “future,” “believe,” “target,” “on track,” “estimate,” “continue,” “likely,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements regarding expected production ramp of certain products; plans to invest in research and development; anticipated technological developments and improvements in our products; potential change and impact in our effective tax rate; expectations related to construction, acquisition, expansion, and ramping of production and the contribution to our ability to supply customers of our facilities, including new memory manufacturing fabs in the United States; expectations regarding our strategic customer agreements and their impact on our financial results; estimated capital expenditures; payment of purchase obligations; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions, including anticipated supply and demand conditions, and profitability in our industry; future demand for our products and factors that may impact such demand, including developments in AI; the potential impact of business, economic, political, legal, and regulatory developments upon our global operations, including tariffs and trade regulations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Part II. Other Information, Item 1A. Risk Factors.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Micron Technology, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

Revenue	$41,456	$9,301	$78,959	$26,063
Cost of goods sold	6,400	5,793	18,502	16,244
Gross margin	35,056	3,508	60,457	9,819

Research and development	1,316	965	3,737	2,751
Selling, general, and administrative	407	318	1,088	891
Other operating (income) expense, net	15	56	43	61
Operating income	33,318	2,169	55,589	6,116

Interest income	215	135	509	350
Interest expense	—	(123)	(106)	(353)
Other non-operating income (expense), net	(321)	(68)	(559)	(90)
	33,212	2,113	55,433	6,023

Income tax (provision) benefit	(4,978)	(235)	(8,178)	(695)
Equity in net income (loss) of equity method investees	9	7	13	10
Net income	$28,243	$1,885	$47,268	$5,338

Earnings per share
Basic	$25.03	$1.69	$41.97	$4.79
Diluted	24.67	1.68	41.40	4.75

Number of shares used in per share calculations
Basic	1,128	1,118	1,126	1,114
Diluted	1,145	1,125	1,142	1,123

See accompanying notes to consolidated financial statements.
5 | 2026 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

Net income	$28,243	$1,885	$47,268	$5,338

Other comprehensive income (loss), net of tax
Gains (losses) on derivative instruments	68	149	15	93
Unrealized gains (losses) on investments	(11)	(3)	(8)	(3)
Pension liability adjustments	(1)	—	(1)	(1)
Other comprehensive income (loss)	56	146	6	89
Total comprehensive income	$28,299	$2,031	$47,274	$5,427

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

As of	May 28, 2026	August 28, 2025

Assets
Cash and cash equivalents	$24,995	$9,642
Short-term investments	1,027	665
Receivables	31,025	9,265
Inventories	8,567	8,355
Other current assets	1,123	914
Total current assets	66,737	28,841
Long-term marketable investments	4,106	1,629
Property, plant, and equipment	56,426	46,590
Operating lease right-of-use assets	683	736
Intangible assets	473	453
Deferred tax assets	700	616
Goodwill	1,150	1,150
Other noncurrent assets	3,837	2,783
Total assets	$134,112	$82,798

Liabilities and equity
Accounts payable and accrued expenses	$15,521	$9,649
Current debt	582	560
Other current liabilities	3,385	1,245
Total current liabilities	19,488	11,454
Long-term debt	5,140	14,017
Noncurrent operating lease liabilities	654	701
Noncurrent unearned government incentives	1,020	1,018
Other noncurrent liabilities	7,086	1,443
Total liabilities	33,388	28,633

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,275 shares issued and 1,129 outstanding (1,266 shares issued and 1,122 outstanding as of August 28, 2025)	128	127
Additional capital	14,442	13,339
Retained earnings	94,682	48,583
Treasury stock, 146 shares held (144 shares as of August 28, 2025)	(8,502)	(7,852)
Accumulated other comprehensive income (loss)	(26)	(32)
Total equity	100,724	54,165
Total liabilities and equity	$134,112	$82,798

See accompanying notes to consolidated financial statements.
7 | 2026 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended May 28, 2026
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of February 26, 2026	1,274	$127	$14,092	$66,824	$(8,502)	$(82)	$72,459
Net income	—	—	—	28,243	—	—	28,243
Other comprehensive income (loss), net	—	—	—	—	—	56	56
Stock issued under equity compensation plans	2	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	355	—	—	—	355
Repurchase of stock – withholdings on employee equity awards	(1)	—	(4)	(213)	—	—	(217)
Dividends and dividend equivalents declared ($0.15 per share)	—	—	—	(172)	—	—	(172)
Balance as of May 28, 2026	1,275	$128	$14,442	$94,682	$(8,502)	$(26)	$100,724

	Quarter Ended May 29, 2025
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of February 27, 2025	1,262	$126	$12,711	$43,839	$(7,852)	$(191)	$48,633
Net income	—	—	—	1,885	—	—	1,885
Other comprehensive income (loss), net	—	—	—	—	—	146	146
Stock issued under equity compensation plans	2	—	1	—	—	—	1
Stock-based compensation expense	—	—	253	—	—	—	253
Repurchase of stock – withholdings on employee equity awards	(1)	—	(5)	(34)	—	—	(39)
Dividends and dividend equivalents declared ($0.115 per share)	—	—	—	(131)	—	—	(131)
Balance as of May 29, 2025	1,263	$126	$12,960	$45,559	$(7,852)	$(45)	$50,748

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended May 28, 2026
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 28, 2025	1,266	$127	$13,339	$48,583	$(7,852)	$(32)	$54,165
Net income	—	—	—	47,268	—	—	47,268
Other comprehensive income (loss), net	—	—	—	—	—	6	6
Stock issued under equity compensation plans	12	1	178	—	—	—	179
Stock-based compensation expense	—	—	954	—	—	—	954
Repurchase of stock – repurchase program	—	—	—	—	(650)	—	(650)
Repurchase of stock – withholdings on employee equity awards	(3)	—	(29)	(733)	—	—	(762)
Dividends and dividend equivalents declared ($0.38 per share)	—	—	—	(436)	—	—	(436)
Balance as of May 28, 2026	1,275	$128	$14,442	$94,682	$(8,502)	$(26)	$100,724

	Nine Months Ended May 29, 2025
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income	—	—	—	5,338	—	—	5,338
Other comprehensive income (loss), net	—	—	—	—	—	89	89
Stock issued under equity compensation plans	13	1	152	—	—	—	153
Stock-based compensation expense	—	—	722	—	—	—	722
Repurchase of stock – withholdings on employee equity awards	(3)	—	(29)	(262)	—	—	(291)
Dividends and dividend equivalents declared ($0.345 per share)	—	—	—	(394)	—	—	(394)
Balance as of May 29, 2025	1,263	$126	$12,960	$45,559	$(7,852)	$(45)	$50,748

See accompanying notes to consolidated financial statements.
9 | 2026 Q3 10-Q

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

Nine Months Ended	May 28, 2026	May 29, 2025

Cash flows from operating activities
Net income	$47,268	$5,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	6,862	6,203
Stock-based compensation	954	722
Change in operating assets and liabilities:
Receivables	(19,953)	(123)
Inventories	(212)	148
Accounts payable and accrued expenses	3,329	38
Other current liabilities	2,139	(681)
Other noncurrent liabilities	5,203	259
Other	112	(109)
Net cash provided by operating activities	45,702	11,795

Cash flows from investing activities
Expenditures for property, plant, and equipment	(19,602)	(10,199)
Purchases of available-for-sale securities	(4,072)	(1,203)
Proceeds from government incentives	2,989	1,294
Proceeds from maturities and sales of available-for-sale securities	1,233	1,249
Other	(236)	(30)
Net cash used for investing activities	(19,688)	(8,889)

Cash flows from financing activities
Repayments of debt	(9,380)	(3,604)
Repurchases of common stock - withholdings on employee equity awards	(762)	(290)
Repurchases of common stock - repurchase program	(650)	—
Payments of dividends to shareholders	(437)	(392)
Proceeds from issuance of debt	—	4,430
Other	583	70
Net cash provided by (used for) financing activities	(10,646)	214

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	8	(3)

Net increase in cash, cash equivalents, and restricted cash	15,376	3,117
Cash, cash equivalents, and restricted cash at beginning of period	9,646	7,052
Cash, cash equivalents, and restricted cash at end of period	$25,022	$10,169

Supplemental disclosure
Non-cash acquisitions of finance lease right-of-use assets	$32	$1,247

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

11 | 2026 Q3 10-Q

Note 3. Variable Interest Entities

Certain third-party special purpose entities (the “Lease SPEs”) facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. We had approximately $1.34 billion and $1.58 billion of financial lease liabilities and right-of-use assets under these arrangements as of May 28, 2026 and August 28, 2025, respectively.

Note 4. Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available for sale as of the dates noted below. Cash and cash equivalents and the fair values of our available-for-sale securities, which approximated amortized costs, were as follows:

	As of May 28, 2026				As of August 28, 2025
	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$18,427	$—	$—	$18,427	$7,875	$—	$—	$7,875
Level 1(2)
Money market funds	70	—	—	70	410	—	—	410
Level 2(3)
Certificates of deposit	6,180	6	—	6,186	1,292	6	—	1,298
Corporate bonds	68	844	2,982	3,894	23	559	1,047	1,629
Asset-backed securities	—	74	1,083	1,157	—	31	521	552
Commercial paper	247	50	—	297	33	26	—	59
Government securities	3	53	41	97	9	43	61	113
	24,995	$1,027	$4,106	$30,128	9,642	$665	$1,629	$11,936
Restricted cash(4)	27				4
Cash, cash equivalents, and restricted cash	$25,022				$9,646
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of May 28, 2026 or August 28, 2025.
(4)Restricted cash is included in other current assets.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $185 million and $194 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of May 28, 2026 and August 28, 2025, respectively. Our non-marketable equity investments are recorded at cost minus impairment, if any, adjusted for qualifying observable price changes. Subsequent to May 28, 2026, we purchased non-marketable equity securities in a leading AI company.

Note 5. Receivables

As of	May 28, 2026	August 28, 2025

Trade receivables	$26,894	$7,163
Government incentives	3,408	1,572
Income and other taxes	517	436
Other	206	94
	$31,025	$9,265

Note 6. Inventories

As of	May 28, 2026	August 28, 2025

Finished goods	$621	$1,094
Work in process	6,960	6,401
Raw materials and supplies	986	860
	$8,567	$8,355

Note 7. Property, Plant, and Equipment

As of	May 28, 2026	August 28, 2025

Land	$420	$420
Buildings	23,741	22,173
Equipment(1)	88,113	79,934
Construction in progress(2)	10,935	5,518
Software	1,782	1,651
	124,991	109,696
Accumulated depreciation	(68,565)	(63,106)
	$56,426	$46,590
(1)Includes costs related to equipment not placed into service of $4.20 billion as of May 28, 2026 and $4.05 billion as of August 28, 2025.
(2)Primarily includes building-related construction and tool installation.

On November 19, 2025, we finalized an incentive arrangement for the expansion of our Singapore manufacturing facilities, followed by a second arrangement on April 17, 2026, for the expansion of our Singapore R&D. Under both arrangements, we will receive government support for qualified capital spending and labor costs. The incentive arrangements may be subject to reduction, recapture, or termination if certain conditions are not met. Terms and conditions are subject to the confidentiality provisions of the incentive arrangements.

In March 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for total cash consideration of $1.8 billion.

13 | 2026 Q3 10-Q

Note 8. Accounts Payable and Accrued Expenses

As of	May 28, 2026	August 28, 2025

Accounts payable	$3,649	$3,132
Property, plant, and equipment	6,914	4,391
Income and other taxes	2,795	628
Salaries, wages, and benefits	1,884	1,116
Other	279	382
	$15,521	$9,649

Note 9. Debt

	As of May 28, 2026					As of August 28, 2025
			Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total

2031 Notes	5.300%	5.41%	$—	$261	$261	$—	$995	$995
2032 Green Bonds	2.703%	2.77%	—	996	996	—	996	996
2032 Notes	5.650%	5.79%	—	70	70	—	496	496
2033 A Notes	5.875%	5.96%	—	175	175	—	746	746
2033 B Notes	5.875%	6.01%	—	213	213	—	892	892
2035 A Notes	5.800%	5.90%	—	135	135	—	992	992
2035 B Notes	6.050%	6.14%	—	219	219	—	1,241	1,241
2041 Notes	3.366%	3.41%	—	497	497	—	497	497
2051 Notes	3.477%	3.52%	—	486	486	—	496	496
2028 Notes	N/A	N/A	—	—	—	—	540	540
2029 Term Loan A	N/A	N/A	—	—	—	—	982	982
2029 A Notes	N/A	N/A	—	—	—	—	698	698
2029 B Notes	N/A	N/A	—	—	—	—	1,168	1,168
2030 Notes	N/A	N/A	—	—	—	—	794	794
Finance lease obligations	N/A	4.72%	582	2,088	2,670	560	2,484	3,044
			$582	$5,140	$5,722	$560	$14,017	$14,577

As of May 28, 2026, the fair value of our outstanding debt instruments approximated the carrying value of our debt. The fair value of our debt instruments was estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Debt Activity

The table below presents the effects of debt prepayment activity in the first nine months of 2026:

	Transaction Date	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash

Prepayments
2028 Notes	October 24, 2025	$(542)	$(541)	$(562)
2029 B Notes	October 24, 2025	(1,159)	(1,168)	(1,276)
2029 Term Loan A	October 27, 2025	(984)	(982)	(984)
2051 Notes	January 23, 2026	(10)	(10)	(7)
2029 A Notes	February 20, 2026	(700)	(698)	(726)
2030 Notes	February 23, 2026	(796)	(794)	(816)
2031 Notes	April 3, 2026	(738)	(734)	(773)
2032 Notes	April 3, 2026	(429)	(426)	(456)
2033 A Notes	April 3, 2026	(574)	(571)	(616)
2033 B Notes	April 3, 2026	(685)	(679)	(734)
2035 A Notes	April 3, 2026	(864)	(857)	(921)
2035 B Notes	April 3, 2026	(1,030)	(1,022)	(1,114)
		$(8,511)	$(8,482)	$(8,985)

In connection with these prepayments, we recognized losses in other non-operating income (expense) of $323 million and $500 million for the third quarter and first nine months of 2026, respectively.

Revolving Credit Facility

On May 6, 2026, we reduced our borrowing capacity under the Revolving Credit Facility from $3.50 billion to $2.00 billion. As of May 28, 2026, no amounts were outstanding under the Revolving Credit Facility. Borrowing under the Revolving Credit Facility would generally bear interest at a rate equal to adjusted term SOFR plus 0.875% to 1.50%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature on March 12, 2030 and amounts borrowed may be prepaid without penalty. Any obligations under the Revolving Credit Facility would be unsecured.

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas (“W.D. Tex.”). The first complaint alleges that one U.S. patent is infringed by certain of our non-volatile dual in-line memory modules. The second complaint alleges that three U.S. patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). Each complaint seeks injunctive relief, damages, attorneys’ fees, and costs. On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor (Deutschland) GmbH (“MSG”) in Düsseldorf Regional Court alleging that two German
15 | 2026 Q3 10-Q

patents are infringed by certain of our LRDIMMs. The complaint seeks damages, costs, and injunctive relief. In rulings issued on March 7, 2024 and November 7, 2024, the Federal Patent Court in Germany declared both patents invalid. Netlist appealed those rulings. On May 21, 2026, the appeals court affirmed the ruling of invalidity of the first patent. The appeal regarding the second patent has not yet been decided.

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. On August 15, 2022, Netlist amended the second complaint to assert that two additional U.S. patents are infringed by certain of our LRDIMMs. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees. On May 23, 2024, following a four-day trial regarding the second complaint filed by Netlist in the E.D. Tex., a jury rendered a verdict that Micron’s memory modules infringe two asserted patents—U.S. Patent No. 7,619,912 (“the ‘912 patent”) and U.S. Patent No. 11,093,417 (“the ‘417 patent”)—and found that Micron should pay $425 million for infringement of the ‘912 patent and $20 million for infringement of the ‘417 patent. On July 9, 2025, Micron filed a notice that it will appeal the judgment. On April 17, 2024, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) issued a final written decision (“FWD”) finding unpatentable the sole asserted claim of the ‘912 patent. On September 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘912 patent is unpatentable to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On July 30, 2024, the USPTO issued a FWD finding unpatentable all asserted claims of the ‘417 patent. On December 10, 2024, Netlist filed a notice that it will appeal the ruling that the ‘417 patent is unpatentable to the Federal Circuit. In the case of each of the ‘912 and ‘417 patents, if the United States Court of Appeals for the Federal Circuit affirms the FWD, then the affirmed FWD will preclude any pending actions asserting infringement of such patent (including enforcement of the infringement verdict).

On May 19, 2025, Netlist filed a complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by our HBM products. On July 8, 2025, Netlist amended the complaint to allege that one additional U.S. patent is infringed by certain of our DIMMs. On March 6, 2026, the E.D. Tex. transferred the case to the United States District Court for the District of Delaware (“D. Del.”) pursuant to a motion by Micron to dismiss or transfer for improper venue. On July 28, 2025, Netlist filed an additional complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by certain of our DIMMs. On April 1, 2026, the E.D. Tex. transferred the additional case to D. Del. These complaints seek damages, attorneys’ fees, and other equitable relief.

On January 23, 2023, BeSang Inc. filed a patent infringement complaint against Micron in E.D. Tex. The complaint alleges that one U.S. patent is infringed by certain of our 3D NAND and SSD products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On September 17, 2025, the District Court issued a judgment that the accused products do not infringe the asserted patent. On October 17, 2025, BeSang filed a notice of appeal of the District Court’s judgment.

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

Securities Class Action Matters

On January 9, 2025, a putative class action complaint was filed against Micron and certain officers in the U.S. District Court for the Southern District of Florida for alleged violations of the Securities Exchange Act of 1934. On April 3, 2025, the case was transferred to the United States District Court for the District of Idaho (“D. Idaho”), and on May 23, 2025, an amended complaint was filed in D. Idaho. The amended complaint alleged that defendants made materially false or misleading statements regarding industry supply and demand dynamics and the demand for Micron's products. On February 3, 2026, the court dismissed the amended complaint but granted plaintiffs leave to file a further amended complaint. On April 3, 2026, the plaintiffs voluntarily dismissed the case.

Shareholder Derivative Matters

On February 20 and 21, 2025, two shareholder derivative complaints were filed against certain directors and officers of Micron, allegedly on behalf of and for the benefit of Micron, in D. Idaho. The complaints alleged violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, insider trading, abuse of control, and waste of corporate assets and were based on substantially the same statements asserted in the securities class action. On April 28, 2025, the complaints were consolidated and on May 14, 2025, the consolidated action was stayed. Following the dismissal of the securities class action, the consolidated action was dismissed.

On September 8, 2025, a substantially similar shareholder derivative complaint was filed in D. Del. On April 24, 2026, the action was dismissed.

17 | 2026 Q3 10-Q

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

Note 11. Equity

Common Stock Repurchases

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. No shares were repurchased in the third quarter of 2026. We repurchased 2.5 million shares of our common stock for $650 million in first nine months of 2026. Through May 28, 2026, we had repurchased an aggregate of $7.84 billion under the authorization. Amounts repurchased are included in treasury stock.

Dividends

We declared and paid dividends of $0.115 per share in the first and second quarters of 2026 and $0.15 per share in the third quarter of 2026. On June 24, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on July 21, 2026, to shareholders of record as of the close of business on July 6, 2026.

Note 12. Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of May 28, 2026
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,096	$7	$(106)
Cash flow commodity hedges	406	105	(7)
Fair value currency hedges	5,568	19	—

Derivative instruments without hedge accounting designation
Non-designated currency hedges	12,431	15	(48)
		$146	$(161)

As of August 28, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,271	$41	$(64)
Cash flow commodity hedges	393	19	(20)
Fair value currency hedges	3,049	1	(10)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	3,477	3	(18)
		$64	$(112)
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

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $5.54 billion and $3.05 billion as of May 28, 2026 and August 28, 2025, respectively. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

19 | 2026 Q3 10-Q

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

Note 13. Equity Compensation Plans

As of May 28, 2026, 48 million shares of our common stock were available for future awards under our equity compensation plans, including 7 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

Nine Months Ended	May 28, 2026	May 29, 2025

Restricted stock award shares granted	7	11
Weighted-average grant-date fair value per share	$227.18	$100.25

Employee Stock Purchase Plan (“ESPP”)

Employees purchased 2 million shares in each six-month ESPP offering period that ended in the second quarter of 2026 and 2025 at a share price of $92.77 and $78.63, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is presented below. Stock-based compensation expense of $132 million and $96 million was capitalized and remained in inventory as of May 28, 2026 and August 28, 2025, respectively.

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

Stock-based compensation expense by caption
Cost of goods sold	$143	$115	$371	$294
Research and development	129	89	355	254
Selling, general, and administrative	69	59	192	165
	$341	$263	$918	$713

Stock-based compensation expense by type of award
Restricted stock awards	$309	$239	$829	$643
ESPP	32	24	89	70
	$341	$263	$918	$713

As of May 28, 2026, $2.13 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the third quarter of 2030, resulting in a weighted-average period of 1.2 years.

Note 14. Revenue and Customer Contract Liabilities

Revenue by Technology

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

DRAM	$31,328	$7,071	$60,908	$19,594
NAND	9,943	2,155	17,683	6,251
Other (primarily NOR)	185	75	368	218
	$41,456	$9,301	$78,959	$26,063

See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 17. Segment and Other Information for disclosure of disaggregated revenue by market segment.

We recently executed certain strategic customer agreements, including agreements executed subsequent to May 28, 2026. These agreements are structured as take-or-pay agreements, with binding commitments for specific volumes over the multi-year contract terms and include contractually enforceable volumes. Pricing for most agreements is either fixed, or is subject to minimum and maximum pricing. A minority of the agreements do not have any fixed pricing or price bands, as pricing for those agreements is subject to market conditions.

Our remaining performance obligations disclosure is based on minimum committed volumes and minimum pricing and is not expected to be indicative of future revenue under these contracts. Agreements without fixed pricing or price bands are not included in the remaining performance obligations disclosure. As a practical expedient, we have excluded contracts that have an original term of one year or less from our remaining performance obligations disclosure.

As of May 28, 2026, the transaction price allocated to our remaining performance obligations was approximately $5 billion, of which $422 million has been recognized as contract liabilities. Contract liabilities primarily consisted of customer deposits associated with strategic customer agreements for which revenue has not yet been recognized and are primarily included in other noncurrent liabilities. As of August 28, 2025, our remaining performance obligations were not material. Approximately one-third of the remaining performance obligations as of May 28, 2026 are expected to be recognized as revenue over the next twelve months.

As of May 28, 2026 and August 28, 2025, other current liabilities included $3.32 billion and $1.19 billion, respectively, for estimates of consideration payable to customers, including pricing adjustments and returns.

21 | 2026 Q3 10-Q

Note 15. Income Taxes

Our income tax (provision) benefit consisted of the following:

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

Income before taxes	$33,212	$2,113	$55,433	$6,023
Income tax (provision) benefit	(4,978)	(235)	(8,178)	(695)
Effective tax rate	15.0%	11.1%	14.8%	11.5%

The change in our effective tax rate for the third quarter and first nine months of 2026, as compared to the corresponding periods of 2025, was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements.

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

Other noncurrent liabilities included $5.79 billion and $648 million related to income taxes payable as of May 28, 2026 and August 28, 2025, respectively.

Note 16. Earnings Per Share

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

Net income – Basic and Diluted	$28,243	$1,885	$47,268	$5,338

Weighted-average common shares outstanding – Basic	1,128	1,118	1,126	1,114
Dilutive effect of equity compensation plans	17	7	16	9
Weighted-average common shares outstanding – Diluted	1,145	1,125	1,142	1,123

Earnings per share
Basic	$25.03	$1.69	$41.97	$4.79
Diluted	24.67	1.68	41.40	4.75

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were not material for the third quarter or first nine months of 2026 and were 7 million shares and 10 million shares for the third quarter and first nine months of 2025, respectively.

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
23 | 2026 Q3 10-Q

Quarter Ended May 28, 2026	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$13,769	$11,524	$11,521	$4,634	$8	$—	$41,456
Cost of goods sold	2,278	1,537	1,463	975	4	143	6,400
Gross margin	11,491	9,987	10,058	3,659	4	(143)	35,056

Research and development	592	391	107	96	—	130	1,316
Selling, general, and administrative	108	79	81	70	—	69	407
Other operating (income) expense, net	(2)	(2)	(3)	—	1	21	15
Operating income	$10,793	$9,519	$9,873	$3,493	$3	$(363)	$33,318

Quarter Ended May 29, 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$3,386	$1,530	$3,255	$1,127	$3	$—	$9,301
Cost of goods sold	1,415	956	2,467	837	3	115	5,793
Gross margin	1,971	574	788	290	—	(115)	3,508

Research and development	337	223	201	114	1	89	965
Selling, general, and administrative	61	45	105	49	(1)	59	318
Other operating (income) expense, net	—	(1)	—	1	(2)	58	56
Operating income	$1,573	$307	$482	$126	$2	$(321)	$2,169

Nine Months Ended May 28, 2026	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$26,802	$19,590	$23,487	$9,062	$18	$—	$78,959
Cost of goods sold	6,097	4,155	5,090	2,776	13	371	18,502
Gross margin	20,705	15,435	18,397	6,286	5	(371)	60,457

Research and development	1,628	1,040	409	302	—	358	3,737
Selling, general, and administrative	274	177	263	182	—	192	1,088
Other operating (income) expense, net	(1)	—	(1)	—	—	45	43
Operating income	$18,804	$14,218	$17,726	$5,802	$5	$(966)	$55,589

Nine Months Ended May 29, 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$8,981	$5,652	$8,099	$3,319	$12	$—	$26,063
Cost of goods sold	4,025	3,072	6,260	2,579	10	298	16,244
Gross margin	4,956	2,580	1,839	740	2	(298)	9,819

Research and development	851	644	671	330	1	254	2,751
Selling, general, and administrative	146	147	290	144	(1)	165	891
Other operating (income) expense, net	—	—	1	1	1	58	61
Operating income	$3,959	$1,789	$877	$265	$1	$(775)	$6,116

Depreciation and amortization expense included in operating income was as follows:

	Quarter Ended		Nine Months Ended
	May 28, 2026	May 29, 2025	May 28, 2026	May 29, 2025

CMBU	$780	$548	$2,291	$1,600
CDBU	550	361	1,534	1,193
MCBU	678	877	2,005	2,361
AEBU	353	306	1,024	1,040
All Other	2	2	5	5
Unallocated	1	—	3	4
	$2,364	$2,094	$6,862	$6,203

Revenue from one customer was 10% and 16% (primarily included in the CMBU segment) of total revenue for the first nine months of 2026 and 2025, respectively.

As of May 28, 2026 and August 28, 2025, CMBU, CDBU, MCBU, and AEBU had goodwill of $654 million, $109 million, $284 million, and $103 million, respectively.
25 | 2026 Q3 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 28, 2025. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2026 contains 53 weeks and fiscal 2025 contains 52 weeks. The third quarter of 2026 contains 13 weeks and the fourth quarter of 2026 contains 14 weeks. All tabular dollar amounts are in millions, except per share amounts.

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

DRAM: DRAM products are dynamic random access memory semiconductor devices with low latency that provide high-speed data retrieval with a variety of performance characteristics. DRAM products lose content when power is turned off (“volatile”) and are most commonly used in the data center, client PC, graphics, industrial, mobile, and automotive markets. DRAM products include High-Bandwidth Memory (“HBM”), which is a 3D stacked DRAM architecture that utilizes through-silicon via (“TSV”) connections for more efficient communication giving it the ability to achieve a higher bandwidth while consuming less power compared to other memory types.

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

Industry Conditions

Memory and Storage Demand

AI-driven memory and storage growth is outpacing industry supply. In the third quarter of 2026, we continued to benefit from substantial improvements in pricing and margins, reflecting strong demand growth, driven in large part by the continued advancement of AI. The AI-driven growth in the data center has accelerated demand for memory and storage at a rate greater than our ability and the industry’s ability to increase supply. This has led to decisions on supply allocation that may impact certain customers and end markets as the overall market demand for memory and storage exceeds overall industry supply. Robust overall DRAM and NAND demand and constrained supply has led to increased pricing and improved the profitability across our portfolio.

Strategic Customer Agreements

The evolving industry landscape, characterized by strong long-term customer demand for memory solutions and structurally constrained supply growth, has elevated the strategic importance of memory to our customers’ product roadmaps. As customers increasingly seek to secure committed long-term access to advanced memory technology and committed long-term memory supply, we have experienced increased customer engagement in strategic commitments. In the third and fourth quarters of 2026, we entered into, and expect to continue to enter into, strategic customer agreements. These agreements provide customers contracted supply assurance and greater pricing visibility, and provide us higher visibility and improved stability in our business performance.

Strategic customer agreements are structured as take-or-pay agreements, with binding commitments for specific volumes over the multi-year contract terms. Pricing for most agreements is either fixed, or is subject to minimum and maximum pricing. The largest agreements generally have a ceiling price for existing products that approximates the market price in the second calendar quarter of 2026, and a floor price through the term of the agreement. A minority of the agreements do not have any fixed pricing or price bands, as pricing for those agreements is subject to market conditions.

We expect gross margins from our strategic customer agreements with price bands, even at floor pricing levels, to yield gross margins well above our peak quarterly margins in any past cycle. Accordingly, we believe these agreements accelerate the transformation of our business model and will significantly enhance the durability and predictability of our financial performance.
27 | 2026 Q3 10-Q

Results of Operations

Consolidated Results

	Third Quarter		Second Quarter		Third Quarter		Nine Months Ended
	2026		2026		2025		2026		2025

Revenue	$41,456	100%	$23,860	100%	$9,301	100%	$78,959	100%	$26,063	100%
Cost of goods sold	6,400	15%	6,105	26%	5,793	62%	18,502	23%	16,244	62%
Gross margin	35,056	85%	17,755	74%	3,508	38%	60,457	77%	9,819	38%

Research and development	1,316	3%	1,250	5%	965	10%	3,737	5%	2,751	11%
Selling, general, and administrative	407	1%	344	1%	318	3%	1,088	1%	891	3%
Other operating (income) expense, net	15	—%	26	—%	56	1%	43	—%	61	—%
Operating income	33,318	80%	16,135	68%	2,169	23%	55,589	70%	6,116	23%

Interest income (expense), net	215	1%	123	1%	12	—%	403	1%	(3)	—%
Other non-operating income (expense), net	(321)	(1)%	(98)	—%	(68)	(1)%	(559)	(1)%	(90)	—%
Income tax (provision) benefit	(4,978)	(12)%	(2,371)	(10)%	(235)	(3)%	(8,178)	(10)%	(695)	(3)%
Equity in net income (loss) of equity method investees	9	—%	(4)	—%	7	—%	13	—%	10	—%
Net income	$28,243	68%	$13,785	58%	$1,885	20%	$47,268	60%	$5,338	20%

Total Revenue: Total revenue for the third quarter and first nine months of 2026 was impacted by the factors described in the section titled “Industry Conditions—Memory and Storage Demand” above.

Total revenue for the third quarter of 2026 increased 74% as compared to the second quarter of 2026, primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 67%, primarily due to a low-60% range increase in average selling prices and a low-single-digit percentage range increase in bit shipments.
•Sales of NAND products increased 99%, primarily due to a mid-80% range increase in average selling prices and a mid-single-digit percentage range increase in bit shipments.

Total revenue for the third quarter of 2026 increased 346% as compared to the third quarter of 2025, primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 343%, primarily due to a low-260% range increase in average selling prices and a low-20% range increase in bit shipments.
•Sales of NAND products increased 361%, primarily due to a mid-310% increase in average selling prices and a low-double-digit increase in bit shipments.

Total revenue for the first nine months of 2026 increased 203% as compared to the first nine months of 2025, primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 211%, primarily due to an approximate 140% increase in average selling prices and an approximate 30% increase in bit shipments.
•Sales of NAND products increased 183%, primarily due to an approximate 130% increase in average selling prices and a low-20% range increase in bit shipments.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions—Memory and Storage Demand.” Our consolidated gross margin percentage increased to 85% for the third quarter of 2026 from 74% for the second quarter of 2026 as a result of improvements in margins for both DRAM and NAND products. Margins improved primarily due to increases in average selling prices and also benefited from continued strong execution and favorable mix.

Our consolidated gross margin percentage improved to 85% for the third quarter of 2026 from 38% for the third quarter of 2025 and improved to 77% for the first nine months of 2026 from 38% for the first nine months of 2025. Improvements in our consolidated gross margins for the third quarter and first nine months of 2026 as compared to corresponding periods of 2025 were due to improvements in margins for both DRAM and NAND products. Margins improved, primarily due to increases in average selling prices and, to a lesser extent, favorable mix and manufacturing cost reductions.

Revenue by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months Ended
	2026		2026		2025		2026		2025

CMBU	$13,769	33%	$7,749	32%	$3,386	36%	$26,802	34%	$8,981	34%
CDBU	11,524	28%	5,687	24%	1,530	16%	19,590	25%	5,652	22%
MCBU	11,521	28%	7,711	32%	3,255	35%	23,487	30%	8,099	31%
AEBU	4,634	11%	2,708	11%	1,127	12%	9,062	11%	3,319	13%
All other	8	—%	5	—%	3	—%	18	—%	12	—%
	$41,456		$23,860		$9,301		$78,959		$26,063
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for the third quarter of 2026 as compared to the second quarter of 2026 were as follows:

•CMBU revenue increased 78%, primarily due to increases in average selling prices and bit shipments.
•CDBU revenue increased 103%, primarily due to increases in average selling prices and favorable mix.
•MCBU revenue increased 49%, primarily due to increases in average selling prices, partially offset by lower bit shipments.
•AEBU revenue increased 71%, primarily due to increases in average selling prices and bit shipments.

Changes in revenue for each business unit for the third quarter and first nine months of 2026 as compared to the corresponding periods of 2025 were as follows:

•CMBU revenue increased 307% and 198%, respectively, primarily due to increases in average selling prices and bit shipments.
•CDBU revenue increased 653% and 247%, respectively, primarily due to increases in average selling prices and bit shipments.
•MCBU revenue increased 254% and 190%, respectively, primarily due to increases in average selling prices, partially offset by lower bit shipments.
•AEBU revenue increased 311% and 173%, respectively, primarily due to increases in average selling prices and bit shipments.

29 | 2026 Q3 10-Q

Operating Income by Business Unit

	Third Quarter		Second Quarter		Third Quarter		Nine Months Ended
	2026		2026		2025		2026		2025

CMBU	$10,793	78%	$5,127	66%	$1,573	46%	$18,804	70%	$3,959	44%
CDBU	9,519	83%	3,809	67%	307	20%	14,218	73%	1,789	32%
MCBU	9,873	86%	5,836	76%	482	15%	17,726	75%	877	11%
AEBU	3,493	75%	1,682	62%	126	11%	5,802	64%	265	8%
All other	3	38%	1	20%	2	67%	5	28%	1	8%
	$33,681		$16,455		$2,490		$56,555		$6,891
Percentages reflect operating income as a percentage of revenue for each business unit.

Changes in operating income for each business unit for the third quarter of 2026 as compared to the second quarter of 2026 were as follows:

•CMBU operating income was higher, primarily due to increases in average selling prices and higher bit shipments.
•CDBU operating income was higher, primarily due to increases in average selling prices.
•MCBU operating income was higher, primarily due to increases in average selling prices and favorable mix, partially offset by lower bit shipments.
•AEBU operating income was higher, primarily due to increases in average selling prices, higher bit shipments, and favorable mix.

Changes in operating income for each business unit for the third quarter and first nine months of 2026 as compared to the corresponding periods of 2025 were as follows:

•CMBU operating income was higher, primarily due to increases in average selling prices, higher bit shipments, and manufacturing cost reductions.
•CDBU operating income was higher, primarily due to increases in average selling prices, higher bit shipments, and manufacturing cost reductions.
•MCBU operating income was higher, primarily due to increases in average selling prices and manufacturing cost reductions, partially offset by lower bit shipments.
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

R&D expenses for the third quarter of 2026 increased 5% as compared to the second quarter of 2026, primarily due to increases in employee compensation. R&D expenses for the third quarter and first nine months of 2026 both increased 36%, as compared to the corresponding periods of 2025, primarily due to higher volumes of development and pre-qualification wafers, as we ramp R&D investments in support of long-term opportunities in memory and storage, and increases in employee compensation.

Selling, General, and Administrative: SG&A expenses for the third quarter of 2026 increased 18% as compared to the second quarter of 2026, primarily due to increases in employee compensation. SG&A expenses for the third quarter and first nine months of 2026 increased 28% and 22%, respectively, as compared to the corresponding periods of 2025, primarily due to increases in employee compensation.

Interest Income (Expense), Net: Interest income (expense) improved in the third quarter of 2026 as compared to the second quarter of 2026 and for the third quarter and first nine months of 2026 as compared to the corresponding periods of 2025, primarily due to a decrease in interest expense due to lower debt balances and an increase in interest income due to higher cash and investments balances.

Income Taxes: Our income tax (provision) benefit consisted of the following:

	Third Quarter	Second Quarter	Third Quarter	Nine Months Ended
	2026	2026	2025	2026	2025

Income before taxes	$33,212	$16,160	$2,113	$55,433	$6,023
Income tax (provision) benefit	(4,978)	(2,371)	(235)	(8,178)	(695)
Effective tax rate	15.0%	14.7%	11.1%	14.8%	11.5%

The change in our effective tax rate for the third quarter of 2026, as compared to the second quarter of 2026 was primarily due to changes in profitability, which reduced the relative impact of discrete tax benefits. The change in our effective tax rate for the third quarter and first nine months of 2026, as compared to the corresponding periods of 2025, was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements.

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

Other: Further information can be found in the following notes contained in Item 1. Financial Statements, Notes to Consolidated Financial Statements:

•Note 9. Debt
•Note 13. Equity Compensation Plans

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and financing obtained from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period. Cash and marketable investments totaled $30.13 billion as of May 28, 2026, and $11.94 billion as of August 28, 2025. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest through high-credit-quality financial institutions and by policy generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. As of May 28, 2026, $5.40 billion of our cash and marketable investments was held by our foreign subsidiaries.

31 | 2026 Q3 10-Q

We recently executed certain strategic customer agreements, including agreements executed subsequent to May 28, 2026. These agreements include binding commitments for specific volumes over the multi-year contract terms. Strategic customer agreements often include substantial customer deposits and related financial commitments. In connection with these strategic customer agreements, we expect to receive cash deposits and related financial commitments of $22 billion for agreements concluded to date. Approximately $18 billion of these commitments will be in the form of cash deposits.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. As of May 28, 2026, $2.00 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also supported by the receipt of government incentives. Our incentives are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback.

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures for property, plant, and equipment, net of proceeds from government incentives, to be approximately $27 billion in 2026. Actual amounts for 2026 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of May 28, 2026, we had purchase obligations of approximately $2.93 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as finance leases and debt, see Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 9. Debt.

In addition to the supply capacity we generate through our proprietary product and process technology that increases bit density per wafer, we will need to add new DRAM wafer capacity to support projected memory demand in the second half of the decade and beyond. Following the enactment of the CHIPS Act, we announced plans to invest in leading-edge memory manufacturing sites in Idaho and New York, based on CHIPS Act support through grants and investment tax credits.

As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with first DRAM wafer output projected in mid-calendar 2027. In June 2025, in connection with certain amendments to our CHIPS Act agreements, we announced plans for a second leading-edge memory manufacturing fab in Idaho to serve growing market demand fueled by AI. We plan to begin construction of the second Idaho fab in 2026, and expect initial wafer output by late calendar 2028.

Our investment plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. In January 2026, we broke ground on our first New York fab, which will provide supply in 2030 and beyond. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

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
•Singapore: We broke ground in January 2025 on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in the first half of calendar 2027. In January 2026, we broke ground on an additional advanced wafer fab facility located within our existing NAND manufacturing complex. This facility will provide additional cleanroom space when it becomes operational in the second half of calendar 2028, helping address growing market demand for NAND technology driven by the rapid expansion of AI and data-centric applications; and
•Taiwan: We are modernizing and expanding our production capacity for DRAM and HBM products to meet rising market demand. In March 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for cash consideration of $1.8 billion. We expect this site to support meaningful product shipments from the existing fab beginning in mid-calendar 2027. Adding to the existing fab, we have begun construction of a similar-sized second cleanroom at this site.

In certain countries outside of the U.S, we receive or expect to receive, government incentives related to our investments. The amounts of these government incentives generally offset a portion of our planned investments and require us to meet certain conditions in order to receive such incentives.

Our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. Through May 28, 2026, we had repurchased an aggregate of $7.84 billion under the authorization. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 11. Equity.

On June 24, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on July 21, 2026, to shareholders of record as of the close of business on July 6, 2026. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors’ decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, funding from government incentives, customer deposits under strategic customer agreements, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

Cash Flows

Nine Months Ended	May 28, 2026	May 29, 2025

Net cash provided by operating activities	$45,702	$11,795
Net cash used for investing activities	(19,688)	(8,889)
Net cash provided by (used for) financing activities	(10,646)	214
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	8	(3)
Net increase in cash, cash equivalents, and restricted cash	$15,376	$3,117

33 | 2026 Q3 10-Q

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the first nine months of 2026 as compared to the first nine months of 2025 was primarily due to higher net income in the current year adjusted for non-cash items, an increase in accounts payable and accrued expenses mostly related to property, plant and equipment and income and other taxes, an increase in other current liabilities resulting mainly from higher consideration payable to customers for pricing adjustments, and an increase in noncurrent liabilities largely due to higher noncurrent income taxes payable related to the implementation of Pillar Two. These increases were partially offset by a significant increase in receivables due to higher revenue in the first nine months of 2026.

Investing Activities: For the first nine months of 2026, net cash used for investing activities consisted primarily of $19.60 billion of expenditures for property, plant, and equipment and $2.84 billion of net outflows from purchases, maturities, and sales of available-for-sale securities, partially offset by $2.99 billion of proceeds from government incentives to offset capital expenditures.

For the first nine months of 2025, net cash used for investing activities consisted primarily of $10.20 billion of expenditures for property, plant, and equipment, partially offset by $1.29 billion of proceeds from government incentives to offset capital expenditures.

Financing Activities: For the first nine months of 2026, net cash used for financing activities consisted primarily of $9.38 billion of repayments of debt, which included the prepayment in full of the 2028 Notes, 2029 Term Loan A, 2029 A Notes, 2029 B Notes, and 2030 Notes and the partial prepayments of the 2031 Notes, 2032 Notes, 2033 A Notes, 2033 B Notes, 2035 A Notes, and 2035 B Notes; $762 million for the repurchases of common stock for withholdings on employee equity awards; $650 million for the acquisition of 2.5 million shares of our common stock under our share repurchase authorization; and $437 million for payments of dividends to shareholders. See Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 9. Debt.

For the first nine months of 2025, net cash provided by financing activities consisted primarily of $1.68 billion of proceeds from the issuance of the 2029 Term Loan A; approximately $1.25 billion of proceeds from the issuance of the 2035 B Notes; approximately $1.00 billion of proceeds from the issuance of the 2035 A Notes; and $499 million of proceeds from the issuance of the 2032 Notes; partially offset by $3.60 billion of repayments of debt; $392 million for payments of dividends to shareholders; and $290 million for the repurchases of common stock for withholdings on employee equity awards.

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

Recently Issued Accounting Standards

See Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 2. Recently Issued Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For further discussion about market risk and sensitivity analysis related to changes in interest rates and currency exchange rates, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended August 28, 2025. There have been no material changes to our market risk during the nine months ended May 28, 2026.

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

During the third quarter of 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
35 | 2026 Q3 10-Q

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
•acquisitions and/or strategic transactions and investments; and
•restructure plans may not realize expected savings or other benefits.

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
37 | 2026 Q3 10-Q

Risks Related to Our Business, Operations, and Industry

Volatility in average selling prices for our semiconductor memory and storage products may adversely affect our business.

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future. Over the past five fiscal years, annual percentages changes in DRAM average selling prices have ranged from an increase in the low 40% range to a decrease in the high 40% range. DRAM average selling prices increased approximately 140% for the first nine months of 2026 compared to the first nine months of 2025. In the past five fiscal years, annual percentage changes in NAND average selling prices have ranged from an increase in the low 30% range to a decrease in the low 50% range. NAND average selling prices increased approximately 130% for the first nine months of 2026 compared to the first nine months of 2025. In some prior periods, average selling prices for our products have been below our manufacturing costs, and we may experience such circumstances in the future. Significant declines in average selling prices in future periods could have a material adverse effect on our business, results of operations, or financial condition.

Our gross margins may be adversely affected by a range of factors.

In addition to the impact of our average selling prices, our gross margins are dependent, in part, upon continuing decreases in per gigabit manufacturing costs, which is primarily achieved through improvements in our manufacturing processes and product designs. Factors that may limit our ability to reduce our per gigabit manufacturing costs at sufficient levels to prevent deterioration of or improve gross margins include, but are not limited to:

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

Our industry goes through cycles with demand changes that are not fully aligned to the available supply in the market. We may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margin. Although AI is a relatively new demand driver for our products, it is evolving rapidly, and the expected timing and amount of demand related to AI can change significantly. As a result, it may be difficult to accurately forecast such demand, and we have incurred and expect to continue to incur costs in anticipation of demand that ultimately may not materialize or may not be sustained. Additionally, periods of sustained higher prices for memory and storage products may reduce demand or result in our customers modifying product designs to reduce memory and storage content or seeking alternative technologies and solutions. If demand for our products materializes but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. If demand exceeds our forecast, we may be unable to increase supply sufficiently to meet such demand, which could result in a loss of revenue or damage to customer relationships. Our inability to align supply with demand could have a material adverse effect on our business, results of operations, or financial condition.

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

39 | 2026 Q3 10-Q

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

41 | 2026 Q3 10-Q

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

We continue to expand our production capacity in the United States and in other regions where we operate, in large part, to meet expected demand for our products. These expansion projects are multi-year projects that require significant lead time and commitment of capital well in advance of achieving any returns. Semiconductor fabs are complex, capital-intensive projects and require specialized knowledge, expertise, experience, and skill sets to construct and operate.

Our construction projects are highly dependent on available sources of materials and specialized equipment, as well as labor, skilled sub-contractors, and other service providers. Increasing demand, supply constraints, inflation, tariffs, trade restrictions, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers, or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities, and could impair our ability to meet customer demand and result in loss of market share to competitors.

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
43 | 2026 Q3 10-Q

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

45 | 2026 Q3 10-Q

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

We and our subcontractors and suppliers manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We and our subcontractors and suppliers maintain operations and continuously implement new product and process technology at manufacturing facilities, which are widely dispersed in multiple locations in several countries, including the United States, Singapore, Taiwan, Japan, Malaysia, China, and India. As a result of the necessary interdependence within our network of manufacturing facilities, an operational disruption at one of our or a subcontractor’s or supplier’s facilities may have a disproportionate impact on our ability to produce many of our products.

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

In 2025, over half of our total revenue came from our top ten customers. Among our end markets, approximately one-half of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, including due to disruptions or delays in the build-out of data centers by our customers and partners, or in the overall data center end market, could adversely affect our business. The build-out of data centers by our customers and partners requires significant energy capacity, water, and capital, and any shortage of these and other necessary resources, any stakeholder opposition to data center development, or any delays in the build-out of data centers, could impact our future revenue and financial performance. In addition, access to capital for our customers could be constrained, which may cause companies to face difficulties securing financing for large-scale infrastructure projects. These limitations could delay customer and partner deployments or reduce the scale of accelerated computing and AI adoption, which could have a material adverse effect on our business, results of operations, and financial condition.

We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. Additionally, we have entered into, and expect to continue to enter into, strategic customer agreements with certain customers with binding commitments for specific volumes over the multi-year contract terms. Pricing for most agreements is either fixed, or is subject to minimum and maximum pricing. The largest agreements generally have a ceiling price for existing products and a floor price through the term of the agreement. A minority of the agreements do not have any fixed pricing or price bands, as pricing for those agreements is subject to market conditions. In connection with these customer agreements, we have received, and expect to continue to receive, customer deposits and other related financial commitments. Any failure to perform our obligations under these arrangements could subject us to contractual damages or other
47 | 2026 Q3 10-Q

financial consequences. These arrangements could also constrain our available supply and limit our flexibility to respond to changes in market conditions, and if customers fail to meet their purchase commitments, we may need to enforce our contractual rights, which could result in litigation or disputes that adversely effect our business, customer relationships, or both, and any such disputes could have a material adverse effect on our business, results of operations, or financial condition. Further, if we are unable to satisfy customer demand and customers are required to purchase products from our competitors, they may shift immediate and future purchases to such competitors, which could harm our customer relationships and adversely impact our access to certain end markets. The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See Part I. Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 17. Segment and Other Information.

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
49 | 2026 Q3 10-Q

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

Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. The use of AI in the development of our products could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, and cybersecurity. AI is also the subject of an evolving set of legal requirements and regulations, and we may be subject to new and conflicting laws and regulations. In addition, public and governmental perceptions regarding the use and impact of AI may evolve over time. Any of these matters may give rise to legal liability, damage our reputation, and materially harm our business.

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
51 | 2026 Q3 10-Q

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

Acquisitions and/or strategic transactions, including strategic investments, involve numerous risks.

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

In addition, we have made, and may continue to make, strategic investments in companies within our ecosystem to further our strategic objectives. These investments subject us to losses on all or part of our investment, earnings volatility, and potential illiquidity of our investments.

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
53 | 2026 Q3 10-Q

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

55 | 2026 Q3 10-Q

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and storage products sold and average selling prices. To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D, and product and process technology.

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

57 | 2026 Q3 10-Q

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of May 28, 2026, we had debt with a carrying value of $5.72 billion and may incur additional debt, including under our $2.00 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us, other participants in our markets, including our customers and competitors, changes in financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, market perception regarding certain technologies, and broad market and industry fluctuations. These fluctuations may not be related to our specific financial or operating performance or our expectations regarding our financial or operating performance. In addition, stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees.

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

Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, of which approximately $2.16 billion remains, the authorization does not obligate us to repurchase any common stock. The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, restrictions applicable under our CHIPS Act direct funding agreements, and priorities for the use of cash for other purposes. Since repurchases under the authorization began in 2019, our expenditures for share repurchases in any one year have ranged from no repurchases to a high of $2.66 billion of repurchases. Cash uses that could impact our repurchases include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases.

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

59 | 2026 Q3 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2018, we announced that our Board of Directors authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. The repurchase authorization has no expiration date, does not obligate us to acquire any common stock, and is subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. During the quarter ended May 28, 2026, we did not repurchase any common stock under the authorization and as of May 28, 2026, $2.16 billion of the authorization remained available for the repurchase of our common stock.

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

In the third quarter of 2026, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

February 27, 2026 – March 26, 2026	—	$—	—
March 27, 2026 – April 23, 2026	912	465.66	—
April 24, 2026 – May 28, 2026	—	—	—
	912	$465.66	—	$2,156

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

No directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Index to Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation, as amended, of the Registrant		10-Q	2/26/26	3.1	3/19/26
3.2	Amended and Restated Bylaws of Registrant as of July 17, 2025		8-K		3.1	7/18/25
10.1^	Waiver and Amendment No. 3 to Direct Funding Agreement, dated February 27, 2026, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce	X
10.2^	Waiver and Amendment No. 3 to Direct Funding Agreement, dated February 27, 2026, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
^ Certain portions of this exhibit have been redacted because they are both not material and is the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.
61 | 2026 Q3 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date	June 24, 2026	By:	/s/ Mark Murphy
Mark Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen
Scott Allen
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)