Form 10-K
period 2026-09-03
MICRON TECHNOLOGY INC
filed 2026-10-09
CIK 723125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2026
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $368.1 billion based on the closing price reported on the Nasdaq Global Select Market on February 26, 2026. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock were excluded as they may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of October 2, 2026 was 1,131,423,212.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Fiscal 2026 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended September 3, 2026, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Micron corporate profile

Accelerating intelligence

Powering AI and compute-intensive applications with the speed, efficiency, and scale today's workloads demand — enriching life *for all*.

Who we are

Our vision

Memory and storage are at the heart of every breakthrough — and Micron's vision is to accelerate intelligence to enrich life *for all*. By advancing technologies to collect, store and manage data with unprecedented speed and efficiency, we lead the transformation of data to intelligence. In a world of change, we remain nimble, delivering products that help inspire the world to learn, communicate, and advance faster than ever.

Our commitment

Our customers depend on our innovative solutions every day. We dedicate ourselves to demonstrating our environmental conscience, creating an inclusive team culture where all voices are heard and respected, and engaging in our communities to enrich life *for all*.

Global product portfolio

DRAM | NAND | NOR | Solid-State Drives | Graphics and High Bandwidth Memory (HBM) | Managed NAND and Multichip Packages

Founded on October 5, 1978

Headquartered in
Boise, Idaho, USA

$133.2B
FY26 annual revenue

125
On the 2026 Fortune 500

~62,000
Patents granted and growing

30+
Major cities with Micron offices

15
Manufacturing sites and
13 customer labs

~61,000
Team members

Media inquiries
corpcomms@micron.com
productandtechnology@micron.com

Government inquiries
govaffairs@micron.com

Investor inquiries
investorrelations@micron.com

Connect with us on micron.com

© 2026 Micron Technology, Inc. All rights reserved. Micron, the Micron logo, the M logo, Intelligence Accelerated™, and other Micron trademarks are the property of Micron Technology, Inc. All other trademarks are the property of their respective owners.

micron

OUR VISION

Accelerate intelligence to enrich life for all

OUR MISSION

Be a global leader in memory and storage solutions

OUR VALUES

People

Care for each other

Innovation

Shape the future

Tenacity

Nothing shakes our resolve

Collaboration

Aligned to win

Customer focus

Partner and win together

Speed

Act with purpose and set the pace

Definitions of Commonly Used Terms

As used herein, “we,” “our,” “us,” and similar terms include Micron Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, acronyms, or terms that are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition	Term	Definition

2028 Notes	5.375% Senior Notes due April 2028, repaid October 2025	AI	Artificial intelligence
2029 A Notes	5.327% Senior Notes due February 2029, repaid February 2026	CAC	China’s Cyberspace Administration
2029 B Notes	6.750% Senior Notes due November 2029, repaid October 2025	CHIPS Act	U.S. CHIPS and Science Act of 2022
2029 Term Loan A	Senior Term Loan A due January 2029, repaid October 2025	DDR	Double data rate DRAM
2030 Notes	4.663% Senior Notes due February 2030, repaid February 2026	EBITDA	Earnings before interest, taxes, depreciation, and amortization
2031 Notes	5.300% Senior Notes due January 2031, repaid July 2026	EUV	Extreme ultraviolet lithography
2032 Green Bonds	2.703% Senior Notes due April 2032	HBM	High-bandwidth memory
2032 Notes	5.650% Senior Notes due November 2032	Micron	Micron Technology, Inc. (Parent Company)
2033 A Notes	5.875% Senior Notes due February 2033	OEM	Original equipment manufacturer
2033 B Notes	5.875% Senior Notes due September 2033	R&D	Research and development
2035 A Notes	5.800% Senior Notes due January 2035	Revolving Credit Facility	$2.0 billion Revolving Credit Facility due March 2030
2035 B Notes	6.050% Senior Notes due November 2035	SOFR	Secured Overnight Financing Rate
2041 Notes	3.366% Senior Notes due November 2041	SSD	Solid state drive
2051 Notes	3.477% Senior Notes due November 2051
Micron®, any associated logos, and all other Micron trademarks are the property of Micron. Other product names or trademarks that are not owned by Micron are for identification purposes only and may be the trademarks of their respective owners.

All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2026 contained 53 weeks and fiscal 2025 and 2024 each contained 52 weeks.

5 | 2026 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements may be identified by words such as “anticipate,” “expect,” “intend,” “pledge,” “committed,” “plan,” “opportunities,” “future,” “believe,” “target,” “on track,” “estimate,” “continue,” “likely,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Specific forward-looking statements include, but are not limited to, statements regarding expected production ramp of certain products; plans to invest in R&D; anticipated technological developments and improvements in our products; potential change and impact in our effective tax rate; expectations related to construction, acquisition, expansion, and ramping of production and their impact on our ability to supply customers of our facilities, including new memory manufacturing fabs in the United States; expectations regarding our strategic customer agreements and their impact on our financial results; estimated capital expenditures; payment of purchase obligations; receipt, timing, and utilization of government incentives and our ability to satisfy conditions attached to these incentives; the payment of future cash dividends; market conditions, including anticipated supply and demand conditions, and profitability in our industry; future demand for our products and factors that may impact such demand, including developments in AI and other technologies; the potential impact of business, economic, political, legal, and regulatory developments upon our global operations, including tariffs and trade regulations; and the sufficiency of our cash and investments. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Part I, Item 1A. Risk Factors.

PART I

ITEM 1. BUSINESS

Overview

We are a global leader in semiconductor memory and storage, powering AI and compute-intensive applications from cloud to edge. With a relentless focus on our customers, technology and product leadership, and manufacturing and operational excellence, our comprehensive portfolio of high-performance DRAM, NAND, and NOR solutions deliver the speed, efficiency, and scale today’s workloads demand, accelerating intelligence to enrich life for all.

We manufacture our products at wholly-owned facilities and also utilize subcontractors for certain manufacturing processes. Our global network of manufacturing centers of excellence not only allows us to benefit from scale while streamlining processes and operations, but it also brings together some of the world’s brightest talent to work on the most advanced memory technology. Centers of excellence bring expertise together in one location, providing an efficient support structure for end-to-end manufacturing, with quicker cycle times, in partnership with teams, such as R&D, product development, human resources, procurement, and supply chain. For our locations in Singapore and Taiwan, this is also a combination of bringing fabrication and back-end manufacturing together. We continue to make significant investments to develop proprietary product and process technology, which generally increases bit density per wafer and reduces per-bit manufacturing costs of each generation of product. We continue to introduce new generations of products that offer improved performance characteristics, including higher data transfer rates, higher bandwidth, advanced packaging solutions, lower power consumption, improved read/write reliability, and increased memory density.

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

In 2025, we began shipping the industry’s first 1γ (1-gamma) production node, which is our first DRAM node incorporating EUV lithography and offers further improvements in power efficiency, performance, and bit density compared to our prior DRAM node products. Our 1γ DRAM node is ramping well and on track to become the highest-volume node in our history. The majority of our DRAM bit production in the fourth quarter of 2026 was on our leading-edge 1γ node.

7 | 2026 10-K

High-Bandwidth Memory (“HBM”): A 3D stacked DRAM architecture that utilizes through-silicon via connections for more efficient communication, giving it the ability to achieve a higher bandwidth while consuming less power compared to other memory types. This makes it ideal for applications that require high data throughput and energy efficiency, such as AI applications and high-performance computing.

Double Data Rate (“DDR”): DDR memory transfers data twice per clock cycle, resulting in improved speeds, power efficiency, and storage density. DDR5 is the fifth generation of this technology and offers the critical improvements in bandwidth and power efficiency necessary to meet the growing needs of high-performance computing, AI, and data-intensive applications.

Low-Power DRAM (“LPDDR”): Engineered for mobile devices and applications requiring low power consumption. LPDDR products generally operate at a lower voltage than standard DRAM products and are beneficial to any power-conscious application. The benefits of LPDDR memory are being realized by many market segments, including mobile, PC, automotive, and data center.

Graphics DRAM (“GDDR”): High-performance memory solution designed for graphics cards, gaming consoles, and high-performance computing applications. GDDR memory is optimized for high-bandwidth workloads encountered by graphics processing units, offering faster data rates and efficient data processing capabilities.

Total reported DRAM revenue was $100.68 billion in 2026, $28.58 billion in 2025, and $17.60 billion in 2024.

NAND: NAND products are non-volatile, re-writable semiconductor storage devices that provide high-capacity, low-cost storage with a variety of performance characteristics. NAND is used in SSDs for the data center, client PC, consumer, and automotive markets, and in removable storage markets. Managed NAND is used in smartphones and other mobile devices, and in the consumer, automotive, and embedded markets. Low-density NAND is ideal for applications like automotive, surveillance, machine-to-machine, automation, printer, and home networking.

In 2024, we began volume production of Micron G9 NAND, representative of the industry's ninth-generation 3D NAND node. The majority of our NAND bit production in 2026 was on leading-edge Micron G8 and G9 NAND nodes. Our NAND flash includes triple-level cell (“TLC”) and quad-level cell (“QLC”), each with varying levels of storage density, performance, and endurance.

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

Total reported NAND revenue was $31.79 billion in 2026, $8.50 billion in 2025, and $7.23 billion in 2024.

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

Data Center: CMBU sales to the data center end market are driven by server demand across the cloud market and include our portfolio of HBM, high-capacity dual in-line memory modules (“DIMMs”), and low-power server DRAM solutions.

Overall cloud growth continues to be driven by strong demand for generative AI capabilities by enterprises across multiple verticals, sovereign AI, and the shift of both infrastructure and workloads from on-premises to the cloud. Cloud servers supporting AI and data-centric workloads require significantly increasing quantities of DRAM, including HBM, and NAND as the task of turning data into insight becomes increasingly memory-centric.

In 2026, HBM3E 12-high represented the majority of our HBM shipments. In 2026, we began volume production of our HBM4 36GB 12-high with increased bandwidth and superior power efficiency enabled by our 1β (1-beta) process node, and we delivered samples of HBM4 48GB 16-high to multiple key customers to power next-generation AI platforms. Our HBM4 uses advanced complementary metal-oxide-semiconductor (“CMOS”) and advanced metallization process technologies on the base logic die and DRAM core dies, which are designed and manufactured in-house. This, along with our unique HBM design, packaging, and test capability, enables our industry-leading performance and low-power leadership. Development of HBM4E, our next-generation HBM product leveraging our 1γ DRAM technology node, is well underway, and we expect to ramp volume in calendar 2027.

As modern servers pack more processing cores into central processing units (“CPUs”), the memory bandwidth per CPU core has been decreasing. Our DDR5 alleviates this bottleneck by providing higher bandwidth than previous generations, enabling improved performance and scaling. In 2026, we delivered qualification samples of our 256GB DDR5 registered dual in-line memory modules (“RDIMMs”), built on 1γ DRAM technology and advanced 3D die stacking. This module provides capacity, speed, and power efficiency, helping data center architects scale AI infrastructure more efficiently. We also began volume production of LPDDR5X in a small outline compression attached memory module form factor designed to enable higher memory capacity, substantially lower power consumption, and faster performance for a variety of AI and general-purpose computing workloads.

Total reported CMBU revenue was $43.09 billion in 2026, $13.52 billion in 2025, and $3.79 billion in 2024. CMBU sales to the data center market in 2026 consisted primarily of our DDR5, HBM, and LPDDR5 products.

Core Data Center Business Unit (“CDBU”)

CDBU is focused on storage solutions for all data center customers, including data center SSDs and NAND components, and memory solutions for OEM data center, enterprise, and NeoCloud customers. NeoCloud customers are AI-focused cloud service providers that are distinct from traditional hyperscale cloud providers.

Data Center SSDs and NAND: The rapid proliferation of AI, cloud computing, and big data are fueling demand for high-performance and high-capacity storage in data centers. In 2026, we began volume production of our G9 NAND-based PCIe Gen6 high-performance data center SSDs, which accelerate AI training and inference workloads with faster data transfers and improve energy efficiency. In 2026, we also began shipping our 245TB 6600 ION SSD, built with G9 QLC NAND, with improved rack-scale storage density for data centers and designed to support AI, cloud, enterprise and hyperscale workloads, including next-generation AI data lakes and cloud-scale file and object storage.

Data Center DRAM: CDBU sales to OEM data center customers are driven by server and storage demand to support enterprise and NeoCloud customers, and our sales consisted primarily of DDR5 and DDR4.

9 | 2026 10-K

Total reported CDBU revenue was $37.59 billion in 2026, $7.23 billion in 2025, and $4.98 billion in 2024. CDBU sales primarily included sales of our DDR5 and DDR4 RDIMMs, data center SSDs, as well as component NAND sales of QLC. Sales to the data center SSD market in 2026 consisted primarily of our 5400, 6550 ION, 6600 ION, 7450, 7500, 7550, 7600, 9550, and 9650 series SSDs.

Mobile and Client Business Unit (“MCBU”)

MCBU is focused on memory and storage solutions for the mobile and client segments. Additionally, MCBU sales include DRAM sold to the consumer market and component DRAM and NAND (TLC and QLC).

The proliferation of AI-ready devices, from smartphones, tablets, AI PCs, and personal AI workstations, continues to increase demand for higher-capacity, higher-bandwidth, and lower-power memory and storage. On-device AI requires data and models to be processed locally, increasing DRAM and storage content needs and making power efficiency, thermal efficiency, battery life, and responsiveness key market requirements. Our LPDDR portfolio, enabled by our advanced technology process nodes, are a critical enabler of AI at the edge across mobile and client devices.

Mobile: Consists of memory products sold into the smartphone and other mobile-device markets, specifically LPDDR. MCBU offers a portfolio of LPDDR solutions designed for next-generation smartphones to accelerate AI applications in the mobile market.

Our focus is providing memory solutions to the flagship and high-end smartphone segments, leveraging our 1ß and 1γ technology process nodes. In 2026, we began volume shipments of our 1γ 16Gb LPDDR5X product to leading smartphone OEMs and sampled our 1γ 24Gb LPDDR5X product to multiple smartphone customers. We also began shipping qualification samples of our 1γ 16Gb LPDDR6 product, marking a milestone in next-generation memory technology.

Client: Our memory and storage solutions sold into the client PC market support both commercial and consumer PC unit growth. These products primarily consist of DRAM modules, SSDs, packaged DRAM, and packaged NAND. Next-generation PCs include high-performance neural processing chipsets and AI capabilities, which increase memory and storage requirements. Personal AI workstations are also emerging as a new client category, often leveraging 128GB+ of DRAM to provide powerful on-device AI capabilities. Memory is a critical factor in enabling these systems to run larger models and process data locally, resulting in more responsive AI experiences.

We are focused on providing solutions to the high-end and mainstream client PC segments for both personal and enterprise use. Our memory and storage products are critical to enabling AI, as data is the foundation for training, retrieval, inference, and enabling exceptional user experiences at the edge. Our client SSDs deliver the speed, power efficiency, security features, and capacity required for AI-enabled PCs and workstations. In 2026, we successfully completed qualification with lead customers on our G9 Gen5 QLC-based NAND client SSD, which is designed to expand capacity and improve responsiveness for mainstream PCs and ultra-thin laptops.

Consumer and Components: Our consumer products were sold under the brand name Crucial until an exit of that portion of our business was announced in December 2025. The portfolio consisted of DRAM modules and SSDs that were sold through retail channels. Our ongoing components business supplies DRAM and NAND to channel partners who package and sell DRAM modules and SSDs to other third parties, in addition to electronics manufacturing services companies who deliver fully assembled consumer products.

Total reported MCBU revenue was $36.60 billion in 2026, $11.86 billion in 2025, and $11.67 billion in 2024. MCBU sales to the mobile market in 2026 consisted primarily of LPDDR5X and LPDDR4X DRAM and managed NAND solutions. MCBU sales to the client and consumer SSD markets in 2026 were driven primarily by our 2500, 2600, and 2650 series SSDs. MCBU sales also included component NAND sales of TLC and QLC.

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

Automotive: Improvements in autonomous driving, advanced driver-assistance systems, in-vehicle infotainment systems, advanced robotaxi platforms, and AI technologies continue to increase the requirements for high-performing memory and storage products, with higher reliability requirements for leading-edge products. Automotive memory and storage products enable connected, advanced infotainment systems with increasingly larger and higher definition displays and support improved voice and gesture control. Adoption of Level 2+ advanced driver-assistance systems capabilities continue to gain momentum and feature progressively increasing levels of autonomy, further expanding content per vehicle. Our products enable increasingly advanced vision- and sensor-based automated systems to support driver assistance solutions and vehicle safety. In 2026, our G9-based UFS 4.1 automotive NAND solution began volume shipments, enabling rapid data access, robust reliability, and enhanced safety and security for next-generation vehicles. We reached automotive production readiness of our automotive 1γ LPDDR5 DRAM product that supports the increasing performance requirements of AI-driven applications in vehicles, with shipments delivered to key customers.

Industrial: Growing adoption of IoT devices, automation, machine-to-machine communication, and smart infrastructure across sectors, such as manufacturing, transportation, surveillance, and retail, is driving demand for industrial memory solutions. In robotics, continued advances in simulation, foundation models, and integrated hardware and software stacks are accelerating physical AI and the future growth of general purpose humanoid robotics. This creates a growing, content-rich opportunity for high-bandwidth, low-power memory and storage that power real-time perception, inference, and control. High-reliability and high-performance memory solutions are critical for these applications.

Consumer Embedded: Embedded memory and storage solutions are used in a diverse set of consumer products, including service provider and digital home assistants, digital still and video cameras, home networking, ultra-high-definition televisions, smart glasses, and augmented reality and virtual reality headsets. The emerging category of AR glasses—lightweight, all-day wearable devices that overlay digital information onto the physical world—is driving new demand for low-power, small-form-factor memory and storage. On-device AI for real-time object recognition, translation, and contextual assistance, combined with integrated cameras for photo and video capture, requires memory and storage solutions that fit within the tight power and thermal constraints of a wearable form factor. As AR glasses adoption grows and use cases expand beyond simple heads-up displays, we expect memory and storage content per device to increase.

Total reported AEBU revenue was $15.89 billion in 2026, $4.75 billion in 2025, and $4.63 billion in 2024. In 2026, AEBU sales to the automotive, industrial, and consumer embedded markets consisted primarily of LPDDR5 and LPDDR4, managed NAND, DDR4 and DDR3, and GDDR6 products.

Marketing and Customers

We seek to build collaborative relationships with our customers to understand their unique opportunities and challenges. By engaging with our customers early in the product life cycle to identify and design features and performance characteristics into our products, we are able to manufacture products that anticipate and address our customers’ changing needs. Collaborating with our customers on their design needs in changing end markets and meeting their timelines for qualifying new products allows us to differentiate our memory and storage solutions, which provides greater value to our customers.

11 | 2026 10-K

Our semiconductor memory and storage products are offered under our Micron brand name and through private labels. We market our semiconductor memory and storage products primarily through our own direct sales force and maintain sales or representative offices to support our worldwide customer base. Our products are also offered through distributors, retailers, and independent sales representatives. Our distributors carry our products in inventory and typically sell a variety of other semiconductor products, including our competitors’ products. Our independent sales representatives obtain orders, subject to final acceptance by us, and we then make shipments against these orders directly to customers or through our distributors. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products.

Contracts with certain of our customers are short-term in duration. We also have strategic customer agreements structured as take-or-pay agreements, with binding commitments for specific contractually enforceable volumes over the multi-year contract terms. Pricing for our contracts is either fixed or periodically negotiated, with the majority of the strategic customer agreements having pricing that is subject to minimum and maximum bands. For all of our contracts, payments are generally due shortly after delivery. Under the strategic agreements, our customers have provided financial security in the form of cash deposits and letters of credit.

In each of the last three years, approximately one-half of our total revenue was from our top ten customers. For other information regarding our concentrations and customers, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 21. Certain Concentrations.

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

We intend to advance our process technology to maintain product leadership and increase bit output per wafer. In addition, our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to construct new fabrication facilities and/or ramp production at existing fabrication facilities to increase supply in response to a significant increase in demand for memory products across the industry. If worldwide demand for semiconductor memory and storage does not increase or remain stable, average selling prices for our products could decline materially and could materially adversely affect our business, results of operations, or financial condition. Additionally, rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

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

Our process for manufacturing semiconductor products is complex and involves numerous precise steps, including wafer fabrication, post-fabrication processing, assembly, and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effectively deploying those techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, 3D non-volatile layers, NAND cell levels, process complexity (including the number of mask layers and fabrication steps), and manufacturing yield. Other factors include the cost and sophistication of manufacturing equipment, equipment utilization, cost of raw materials and other components, labor productivity and cost, package type, cleanliness of our manufacturing environment, and utilization of subcontractors to perform certain manufacturing processes. As we continue to increase our production of high-value products and solutions, manufacturing costs are increasingly affected by the costs of application-specific integrated circuit controllers and other semiconductors, advanced and complex packaging configurations, and testing at progressively higher performance speeds and quality levels. We continuously enhance our production processes, increase bits per wafer, transition to higher density products, and utilize advanced testing and assembly processes.

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

13 | 2026 10-K

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

We also rely on a large, skilled workforce to operate our semiconductor manufacturing facilities worldwide. Certain of our employees have formed or joined labor unions, and additional unionization efforts may occur in the future. A strike, work stoppage, slowdown, or other form of labor action at any of our manufacturing facilities could cause significant business interruption, including the temporary or prolonged cessation of production at one or more fabrication lines.

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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Increasing AI-driven demand may intensify competition for critical materials, manufacturing equipment, advanced packaging capacity, and other key inputs, which could increase costs, extend lead times, or limit availability. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes, resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In periods of shortage, we may not be able to obtain the needed supply in a timely manner or we may be required to incur increased costs in order to meet our contractual commitments and demand from our customers or experience a decrease in revenue. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely manner or at all from other providers. Our direct suppliers may depend upon complex multi-tier supply chains over which we have limited visibility or control. Disruptions affecting sub-tier suppliers may adversely affect our supply chain even where our direct suppliers remain operational.

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

We and/or our suppliers and service providers could be affected by regional conflicts, acts of war, civil unrest, labor disruptions, cyberattacks, sanctions, tariffs, weather related events, embargoes, or other trade restrictions, and retaliatory actions in response to such actions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of materials critical to our operations and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, labor, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

Our operations are dependent on a reliable and uninterrupted supply of electrical power, gas, and water to our manufacturing facilities. Growing demand from semiconductor manufacturing, AI-related data centers, and other industrial development may increase competition for utility resources and contribute to power shortages, capacity constraints, prolonged outages, or increased utility costs. Any such disruption could have a material adverse effect on our business, results of operations, or financial condition.

Our inability to source materials, supplies, capital equipment, labor, or third-party services could affect our overall production output and our ability to fulfill customer demand and commitments. Significant or prolonged shortages of our products could halt customer manufacturing and damage our relationships with these customers. Any damage to our customer relationships as a result of a shortage of our products could have a material adverse effect on our business, results of operations, or financial condition.

Similarly, if our customers experience disruptions to their supplies, materials, components, workforce, or services, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us, which could have a material adverse effect on our business, results of operations, or financial condition.

Patents and Licenses

As of September 3, 2026, we have been granted over 62,000 patents and we owned approximately 15,500 active U.S. patents and 8,000 active foreign patents. In addition, we have thousands of U.S. and foreign patent applications pending. Our patents have various terms expiring through 2045.

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

15 | 2026 10-K

Research and Development

Our R&D efforts are focused primarily on development of memory and storage solutions, including our industry-leading DRAM and NAND technology, that enable continuous improvement in performance and cost structure for our products. In 2025, we began shipping the 1γ production node, which is our first DRAM node incorporating EUV lithography. We plan to increase EUV adoption at the 1δ (1-delta) DRAM node utilizing the latest-generation EUV tools. These more advanced EUV tools will help us optimize both cleanroom space efficiency and patterning when scaling to 1δ and beyond. In 2025, we also began volume production on our Micron G9 NAND node. Development of HBM4E, our next-generation HBM product, is well underway, and we expect to ramp volume in calendar 2027. Our HBM4E will leverage our production-proven, industry-leading 1γ DRAM technology node and is expected to deliver another step-function improvement in performance, enabling a whole new generation of AI compute platforms across the industry. Additionally, HBM4E customization options offer us further differentiation opportunities and even deeper R&D engagement with customers. We are also focused on developing new and fundamentally different memory structures, materials, and packages designed to facilitate our transition to next generation products. Additional R&D efforts are concentrated on the enablement of advanced computing, storage, and mobile memory architectures and the investigation of new opportunities that leverage our core semiconductor expertise. Product design and development efforts include HBM, DDR, LPDDR, high-capacity DRAM modules, vertically stacked DRAM products for edge and data center applications and advanced graphics DRAM; TLC and QLC NAND technologies; and storage solutions (including firmware and controllers) in SSDs; and other memory technologies and systems enabled with advanced packaging technologies.

To compete in the semiconductor memory and storage markets, we must continue to develop technologically advanced products and processes. The continued evolution of our semiconductor product offerings is necessary to meet expected customer requirements for memory and storage products and solutions. Our process, design, firmware, controller, package, and system development efforts occur at multiple locations across the world. Our R&D centers are located in Boise, Idaho; San Jose, California; India; Japan; Singapore; Taiwan; Italy; Mexico; China; Germany; Malaysia; and other sites in the United States. In 2026, we announced the establishment of Micron Research Labs, a long-horizon research institution headquartered in Boise, Idaho, supported by a planned investment of approximately $10 billion over the next decade to advance memory, compute and semiconductor manufacturing technologies.

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

Human Capital

We depend on a highly educated and experienced workforce to design, develop, and manufacture high-quality, cutting-edge memory and storage solutions. As of September 3, 2026, we had approximately 61,000 employees located primarily in Asia, North America, and Europe.

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

We use a research-based, people-centric approach to understanding and improving team member engagement. Listening to our team members is emphasized by the Micron Voice program, a survey which encompasses engagement, culture, leadership behaviors, well-being, and inclusion to learn more from our team members.

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

Culture

At Micron, we empower a culture that reflects our core values and enables the best talent to innovate and thrive. To further this mission, we have required comprehensive training for all employees on fostering a respectful workplace, free from harassment or discrimination. We also train our leaders on the principles of psychological safety, enabling higher levels of trust, collaboration, and performance. Recognizing the significance of mental health and well-being, we offer a global employee assistance program accessible to all team members. We also leverage our 11 Employee Resource Groups (“ERGs”) to cultivate welcoming environments where team members connect, grow, and give back. ERG membership now exceeds more than half our workforce. In addition, we create opportunities for team members to participate in community engagement events and to build social connections through onsite workplace experiences.

Health, Safety, and Well-being

Proactive efforts to prevent occupational illnesses and injuries allow us to maintain a safe, healthy, and secure workplace. All of our sites have health and safety committees, which are designed to promote overall operations and communications regarding safety and to help lead and implement secure and compliant work areas. Our safety program creates a unified corporate safety culture by establishing a formal training structure and common safety practices across our global facilities.

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

17 | 2026 10-K

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

Additional information about our human capital is included in our 2026 Sustainability Report available on our website. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Government Regulations

Our worldwide business activities are subject to various federal, state, local, and foreign laws, and our products are governed by a number of rules and regulations and customer expectations. The efforts and expenditures needed to comply with these laws, rules, and regulations do not presently have a material impact on our results of operations, capital expenditures, or competitive position. Nevertheless, compliance with existing or future government laws, including, but not limited to, those affecting our operations, products, global trade, business acquisitions, employee health and safety, and taxes, could have a material adverse effect on our future results of operations, capital expenditures, or competitive position. See Item 1A. Risk Factors for a discussion of these potential impacts.

Environmental, Health, and Safety Compliance

Manufacturing and sales of our products are subject to complex and evolving federal, state, local, and foreign environmental, health, safety and product laws, regulations, and expectations. We approach compliance and environmental sustainability proactively to meet applicable government regulations regarding use of raw materials and chemicals, discharges, emissions, climate change, disclosures, energy use, waste disposal and materials management, worker health and safety, and product compliance. Our approach also considers the expectations of our investors, customers, team members, community members, and other stakeholders. Compliance with the law and other obligations is a minimum expectation at Micron. Our wafer fabrication facilities conform to the requirements of the ISO 14001:2015 environmental, ISO 45001:2018 occupational health and safety, and ISO 50001:2018 energy management systems standards, supporting continuous improvement in our performance. Within these frameworks, we maintain a global environmental, health, safety, and energy policy that addresses matters such as aspect and hazard evaluation and control, compliance obligations, training, communication, document and operational control, emergency preparedness and response, and management review. While we have not experienced any material adverse effects to our operations from these laws and regulations, changes in regulations or stakeholder expectations could necessitate additional capital expenditures, modification of our operations or chemical usage, increased compliance and reporting costs, or other compliance actions.

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

19 | 2026 10-K

Information About Our Executive Officers

Our executive officers are appointed annually by our Board of Directors and our directors are elected annually by our shareholders. All officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation, or removal.

The following presents information, as of October 9, 2026, about our executive officers:

Scott R. Allen
Corporate Vice President and Chief Accounting Officer

Mr. Allen, 58, joined us in September 2020 as Corporate Vice President of Accounting. Mr. Allen was named Corporate Vice President and Chief Accounting Officer in October 2020. From August 2016 to September 2020, Mr. Allen held several executive roles at NetApp, Inc., including Senior Vice President, Chief Accounting Officer. Mr. Allen holds a BBA in Accounting from Siena University (formerly Siena College).

April S. Arnzen
Executive Vice President and Chief People Officer
Ms. Arnzen, 55, joined us in December 1996 and has served in various leadership positions since that time. Ms. Arnzen was named Senior Vice President, Human Resources in June 2017, named Chief People Officer in October 2020, and named Executive Vice President in October 2023. Ms. Arnzen holds a BS in Human Resource Management and Marketing from the University of Idaho and is a graduate of the Stanford Graduate School of Business Executive Program.

Manish Bhatia
President and Chief Operating Officer
Mr. Bhatia, 54, joined us in October 2017 as our Executive Vice President, Global Operations. He was named President and Chief Operating Officer in August 2026. From May 2016 to October 2017, Mr. Bhatia served as the Executive Vice President of Silicon Operations at Western Digital Corporation. From March 2010 to May 2016, Mr. Bhatia held several executive roles at SanDisk Corporation, including Executive Vice President of Worldwide Operations, until it was acquired by Western Digital in May 2016. Mr. Bhatia holds a BS and MS in Mechanical Engineering and an MBA, each from the Massachusetts Institute of Technology.

Michael D. Cordano
Executive Vice President, Worldwide Sales
Mr. Cordano, 62, joined us in January 2025 as our Executive Vice President, Worldwide Sales. Mr. Cordano served as Partner at Prime Impact Capital from September 2020 to December 2024 and as Co-Chief Executive Officer of Prime Impact Acquisition I from July 2020 to October 2023. Prior to that, from October 2015 to August 2020, Mr. Cordano served as the President and Chief Operating Officer of Western Digital Corporation. Mr. Cordano holds a BS from the University of Colorado, Boulder.

Scott J. DeBoer
President and Chief Technology and Products Officer
Dr. DeBoer, 60, joined us in February 1995 and has served in various leadership positions since that time. Dr. DeBoer was named Executive Vice President, Technology Development in June 2017, named Executive Vice President, Technology & Products in September 2019, named Executive Vice President, Chief Technology and Products Officer in October 2024, and named President and Chief Technology and Products Officer in August 2026. Dr. DeBoer holds a PhD in Electrical Engineering and an MS in Physics from Iowa State University and a BA from Hastings College.

Sanjay Mehrotra
Chairman and Chief Executive Officer
Mr. Mehrotra, 68, joined us in May 2017 as our President, Chief Executive Officer, and Director. Mr. Mehrotra has served as Chairman of our Board of Directors since January 2025. Mr. Mehrotra co-founded and led SanDisk Corporation as a start-up in 1988 until its eventual sale in May 2016, serving as its President and Chief Executive Officer from January 2011 to May 2016, and as a member of its Board of Directors from July 2010 to May 2016. Mr. Mehrotra served as a member of the Board of Directors for Cavium, Inc. from July 2009 until July 2018, for Western Digital Corp. from May 2016 to February 2017, and for CDW Corporation from March 2021 to May 2026. Mr. Mehrotra holds a BS and an MS in Electrical Engineering and Computer Science from the University of California, Berkeley, and is a graduate of the Stanford Graduate School of Business Executive Program.

Mark J. Murphy
Executive Vice President and Chief Financial Officer
Mr. Murphy, 59, joined us in April 2022 as Executive Vice President and Chief Financial Officer. From June 2016 to April 2022, Mr. Murphy served as the Chief Financial Officer of Qorvo, Inc. Prior to Qorvo, Mr. Murphy served as Executive Vice President and Chief Financial Officer of Delphi Automotive PLC, and prior to Delphi, held executive roles at Praxair, Inc. and MEMC Electronic Materials, Inc. Mr. Murphy served on the Board of Directors of Albany International Corp. from May 2019 to May 2026. Mr. Murphy is a veteran of the U.S. Marine Corps and holds an MBA from Harvard University and BS in Business from Marquette University.

Michael Ray
Senior Vice President, Chief Legal Officer and Corporate Secretary
Mr. Ray, 59, joined us in January 2024 as our Senior Vice President, Chief Legal Officer and Corporate Secretary. From September 2000 to January 2024, Mr. Ray served as the Chief Legal Officer of Western Digital Corporation, and prior to that, held several leadership roles at Western Digital Corporation, including Senior Counsel, Assistant General Counsel, Vice President of Legal Services, and General Counsel. Mr. Ray holds a BA in Classics from Harvard College and a JD from Harvard Law School.

There are no family relationships between any of our directors or executive officers.

21 | 2026 10-K

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
•labor disputes, union activity, work stoppages, or other disruptions at our manufacturing facilities;
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

23 | 2026 10-K

Risks Related to Our Business, Operations, and Industry

Volatility in average selling prices for our semiconductor memory and storage products may adversely affect our business.

We have experienced significant volatility in our average selling prices and may continue to experience such volatility in the future due to a variety of factors, including imbalances in the supply of and demand for our products, which may be caused by circumstances that are out of our control. Over the past five fiscal years, annual percentage changes in DRAM and NAND average selling prices have ranged from an increase of approximately 200% to a decrease of approximately 50%. In recent periods, industry demand has outpaced supply, driving average selling prices higher, but as we and others increase supply, average selling prices may decline, particularly if demand growth slows or declines. Conversely, in some prior periods, average selling prices for our products have been below our manufacturing costs, and we may experience such circumstances in the future. Significant declines in average selling prices in future periods could have a material adverse effect on our business, results of operations, or financial condition.

Our gross margins may be adversely affected by a range of factors.

Our gross margins are dependent upon our average selling prices, as well as our ability to continue decreasing per gigabit manufacturing costs, which is primarily achieved through improvements in our manufacturing processes and product designs. Factors that may limit our ability to control our per gigabit manufacturing costs at sufficient levels to prevent deterioration of or improve gross margins include, but are not limited to:

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
•increases in capital expenditures, including start-up or other costs associated with capacity expansions;
•regional cost differences that may become more pronounced when we transition the manufacture of certain products within our global network;
•higher costs of goods and services due to, among other things, inflationary pressures, labor disputes, regulatory actions, including tariffs or trade restrictions, increased input costs, or market conditions; and
•higher manufacturing costs per gigabit due to fabrication facility underutilization, lower wafer output, and insufficient volume to run new technology nodes to achieve cost optimization.

Many factors may result in a reduction of our output or a delay in ramping production, which have in the past and could in the future lead to underutilization of our production assets. These factors may include, among others, a weak demand environment, industry oversupply, inventory surpluses, difficulties in ramping emerging technologies, supply chain disruptions, and delays from equipment suppliers. A significant portion of our manufacturing costs are fixed and do not vary proportionally with changes in production output. As a result, lower utilization, lower wafer output, and corresponding increases in our per gigabit manufacturing costs could result in higher inventory carrying costs, and have had, and may in the future have, an adverse effect on our gross margins, business, results of operations, or financial condition.

We operate in a dynamic and rapidly evolving industry where the timeframes for product transitions, facility expansions, production ramps, and supply chain shifts are increasingly compressed. To remain competitive, we must continuously develop and implement new products and technologies and decrease manufacturing costs in spite of inflationary pressures and regulatory uncertainty. As we streamline our production and shift capacity to leading-edge nodes and, as we endeavor to increase our capacity by expanding existing facilities and building new facilities, we face execution risks that could impact our ability to meet customer demand and maintain market coverage.

There can be no assurance we will be able to do the following:

•timely identify and address technology inflections and market changes;
•accurately forecast demand and inventory levels of our customers or distributors;
•timely complete facility expansions and transitions of products to new fabrication facilities;
•timely ramp production as we transition our operations footprint to new fabrication facilities;
•maintain operational flexibility in response to unforeseen changes in customer demand; and
•maintain supply scalability during downturns in the semiconductor markets in which we compete as we streamline our product portfolio to drive further fabrication efficiencies.

Our ability to execute on multiple transitions simultaneously, while maintaining supply continuity, quality standards, and cost competitiveness, is critical to sustaining our market position. If we do not successfully anticipate technology inflections and respond to changes in customer requirements and market changes, our business, results of operations, or financial condition could be materially adversely affected. Any misalignment between forecasted and actual demand, or delays in ramping new technologies, could result in elevated inventory levels, underutilized capacity, and gross margin pressure. Additionally, our customers have from time to time overstated their expected demand requirements, possibly to procure additional supply, and may do so in the future. This could exacerbate the foregoing issues and could negatively impact our ability to forecast and to allocate supply appropriately among our customers.

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

Our industry goes through cycles with demand changes that are not fully aligned to the available supply in the market. We may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margin. AI currently is, and is expected to continue to be, a significant demand driver for our products. However, AI is evolving rapidly, and the expected timing and amount of demand related to AI can change significantly and may be impacted by many factors. As a result, it is difficult to accurately forecast such demand, particularly over the longer term, and we have incurred and expect to continue to incur costs in anticipation of demand that ultimately may not materialize or may not be sustained. Additionally, periods of sustained higher prices for memory and storage products may reduce demand or result in our customers modifying product designs to reduce memory and storage content or seeking alternative technologies and solutions. Further, sustained higher prices for our products may attract new entrants into the memory and storage market, which could have a significant adverse impact on our competitive position. If demand for our products materializes but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. If demand exceeds our forecast, we may be unable to increase supply sufficiently to meet such demand, which could result in a loss of revenue or damage to customer relationships. Our inability to align supply with demand could have a material adverse effect on our business, results of operations, or financial condition.

25 | 2026 10-K

We face geopolitical and other risks associated with our international operations that could materially adversely affect our business, results of operations, or financial condition.

In addition to our U.S. operations, a substantial portion of our operations are conducted in Taiwan, Singapore, Japan, Malaysia, China, and India, and many of our customers, suppliers, and vendors also operate internationally. Further, in 2026, approximately one-third of our revenue was from sales to customers who have headquarters located outside the United States, while approximately 70% of our revenue in 2026 was from products shipped to customer locations outside the United States.

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
•improper use of our intellectual property;
•political and economic instability, including instability resulting from domestic and international conflicts;
•government actions, civil unrest, international conflicts, terrorism and threats of terrorism preventing the flow of products and materials, including delays in shipping and obtaining products and materials, cancellation of orders, or loss or damage of products;
•public perception of governments in the regions where we operate;
•problems with the transportation or delivery of products and materials;
•issues arising from cultural, language or compensation differences, and labor unrest;
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

In addition, the U.S. government has in the past and continues to restrict U.S. firms, including us, from selling products and software to certain of our customers and may in the future impose similar restrictions on one or more of our significant customers. We may not be able to fully prevent the unauthorized resale, diversion, or misuse of our products by third parties. These restrictions may not prohibit our competitors from selling similar products to our customers, which may result in a loss of sales and market share. Even as such restrictions are lifted, financial or other penalties or continuing export restrictions imposed with respect to our customers could have a continuing negative impact on our future revenue and results of operations, and we may not be able to recover any customers or market share we lose, or make such recoveries at acceptable average selling prices, while complying with such restrictions.

Political, economic, or other actions may adversely affect our operations in Taiwan. A majority of our DRAM production output in 2026 was from our fabrication facilities in Taiwan, and any loss of output could have a material adverse effect on us. Any political, economic, or other actions may also adversely affect our customers and the technology industry supply chain, for which Taiwan is a central hub, and as a result, could have a material adverse impact on us.

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

We intend to advance our process technology to maintain product leadership and increase bit output per wafer. In addition, our competitors may increase capital expenditures resulting in future increases in worldwide supply. We, and some of our competitors, have plans to construct new fabrication facilities and/or ramp production at existing fabrication facilities to increase supply in response to a significant increase in demand for memory products across the industry. If worldwide demand for semiconductor memory and storage does not increase or remain stable, average selling prices for our products could decline materially and could materially adversely affect our business, results of operations, or financial condition. Additionally, rapid technological change in markets we serve could contribute to shortened product life cycles and a decline in average selling prices of our products. If competitors are more successful at developing or implementing new product or process technology, their products could have cost or performance advantages.

The competitive nature of our industry could have a material adverse effect on our business, results of operations, or financial condition.

27 | 2026 10-K

Our future success depends on our ability to develop, produce, and supply new and competitive memory and storage technologies and products in a dynamic market environment.

Our key semiconductor memory and storage technologies face technological barriers to continue to meet long-term customer needs. These barriers include achieving acceptable yields and quality for HBM products with their multiple chip layers, potential limitations on stacking additional 3D memory layers, increasing bits per cell (i.e., cell levels), meeting higher density requirements, developing advanced packaging solutions, improving power consumption and reliability, and delivering advanced features and higher performance. We may face technological barriers to continue to shrink our products at our current or historical rate, which has generally reduced per gigabit cost. We have invested and expect to continue to invest in R&D for new and existing products and process technologies, such as advanced lithography, to continue to deliver advanced product requirements. Such new technologies can add complexity and risk to our schedule and may affect our costs and production output. We may have increases in R&D expenses or be unable to recover our investment in R&D or otherwise realize the economic benefits of reducing die size or increasing memory and storage densities. Our competitors are working to develop new memory and storage technologies that may offer performance and/or cost advantages to existing technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory and storage technologies.

We are developing new products, including system-level memory and storage products and solutions, which complement our traditional products or leverage their underlying design or process technology. We have invested and expect to continue to invest in new semiconductor product and system-level solution development. We are increasingly differentiating our products and solutions to meet the specific demands of our customers, which increases our reliance on our customers’ ability to accurately forecast the needs and preferences of the end users.

In addition, our ability to successfully introduce new products often requires us to make product specification decisions multiple years in advance of when new products enter the market. Recent technologies, such as generative AI models have emerged, and while they have driven increased demand for HBM and other advanced products in the data center and other markets, the long-term trajectory is unknown and associated demand may fluctuate. Due to the higher performance and more complex manufacturing process, HBM requires a higher number of wafers and more cleanroom space to produce the same number of bits as conventional DRAM in the same technology node. If demand for HBM weakens and suppliers shift capacity from HBM to conventional DRAM, this could result in a significant increase in conventional DRAM supply. An oversupplied DRAM market may lead to downward pressure on pricing, which could adversely impact our financial results. Conversely, as demand for DRAM, HBM, or any of our other products increases and may continue to increase, we may be unable to increase supply sufficiently to meet such demand. Our ability to meet demand is influenced by numerous factors, including changes in product development cycles, cleanroom capacity, ramping new technologies, and evolving customer requirements. When demand exceeds our supply, we have been and may be unable to scale supply sufficiently, requiring us to make decisions about manufacturing priorities, as well as customer and market supply allocations. Periods of constrained supply, insufficient customer supply allocations, or elevated pricing for memory and storage products may strain long-term customer relationships, result in disruptions to downstream markets and supply chains and, where such products are viewed as critical inputs to certain industries, lead to legal or other disputes or government and regulatory focus. If these conditions persist, they could limit or severely restrict our ability to sell our product into certain end markets in the future.

The growth of AI further creates pressure on the semiconductor industry to timely design, manufacture, and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. It is important that we deliver products in a timely manner that meet customer requirements when our customers are designing and evaluating samples for their products. If we do not meet their product design schedules, our customers may exclude us from further consideration as a supplier for those products. The process to develop new products requires us to demonstrate advanced functionality, performance, and reliability, often well in advance of a planned ramp of production, in order to secure design wins with our customers. We must also qualify our products with customers through potentially lengthy testing processes with results that are dependent on the quality and capability of the customer systems. Many factors may negatively impact our ability to meet anticipated timelines and/or expected or required quality standards with respect to the development of certain of our products. In addition, some of our components have long lead times, requiring us to place orders up to a year in advance of anticipated demand. Such long lead times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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

29 | 2026 10-K

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

We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. We invest our capital in areas that we believe best align with our business strategy and optimize future returns. Investments in capital expenditures may not generate expected returns or cash flows. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Our strategic decision-making process involves careful evaluation and prioritization of investments to ensure alignment with our long-term goals. Additionally, we may choose to exit business or market segments that do not provide us with optimal returns. As we streamline our product portfolio, we may face execution risks that could impact our ability to support demand and maintain share in certain markets. Further, as we continue to optimize the efficiency of our fabrication facilities to support demand from leading edge nodes, any delays in completion and ramping of new production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures.

Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our incentives from various governments are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback, and could impose certain limitations on our business.

We have received, and expect to receive in the future, benefits and incentives from national, state, and local governments in various regions of the world designed to encourage us to establish, maintain, or increase investment, workforce, R&D, or production in those regions. However, there is no guarantee that such government incentives and benefits will continue to be available in the future on the same terms, terms that are acceptable to us or at all and existing incentives could be modified or terminated by government authorities. In addition, we have discretion in the timing of use of certain of these incentives. If we choose to exercise such discretion due to the cyclicality of our business or other factors, we may not be able to fully utilize these incentives. Our future business plans may be impacted by obtaining these government incentives, which may take various forms, including grants, subsidies, loans, and tax arrangements, and typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or R&D activities to qualify for such incentives or could restrict us from undertaking certain activities. We may fail to achieve these milestones, in a timely manner or at all, due to a variety of factors, some of which may be outside of our control, including a cyclical downturn in our business or global downturn. Failure to achieve such milestones could result in up to all of certain incentives being clawed back, in some cases along with interest and/or loss of project assets. In some cases, these incentives have additional terms and conditions regarding our business operations or governance that are required to be satisfied as a condition to receive incentives or disbursements. Compliance with these terms and conditions may add complexity to our operations and increase our costs and failure to comply could result in termination of incentive programs or clawbacks of incentive amounts received, in some cases along with interest and/or loss of project assets.

We may be unable to obtain sufficient future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure may be adversely impacted and planned capital expenditures and R&D expenditures may be affected. For example, in December 2024, we entered into direct funding agreements to provide funds for the construction of fab facilities in Idaho and New York, with the United States Department of Commerce. In June 2025, such agreements were subsequently amended to expand our investments, and we entered into a direct funding agreement to provide funds to expand and modernize our fab in Virginia. The awards under the direct funding agreements are subject to various conditions, and we may not receive the funding expected on the same terms or at all. We cannot guarantee that we will successfully achieve or maintain outcomes or satisfy the compliance requirements to qualify for these incentives or that the granting agencies will provide or continue to provide such funding. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15. Government Incentives.

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

Our manufacturing processes are also dependent on our relationships with third-party manufacturers of controllers, analog integrated circuits, and other components used in some of our products and with outsourced semiconductor foundries, assembly and test providers, contract manufacturers, logistics carriers, and other service providers, including providers of maintenance for our advanced semiconductor manufacturing equipment and providers of electricity and other utilities. Increasing AI-driven demand may intensify competition for critical materials, manufacturing equipment, advanced packaging capacity, and other key inputs, which could increase costs, extend lead times, or limit availability. Although we have certain long-term contracts with some of our suppliers, many of these contracts do not provide for long-term capacity or pricing commitments. To the extent we do not have firm commitments from our third-party suppliers over a specific time period or for any specific capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers and capacity and/or materials may not be available when needed or at reasonable prices. Inflationary pressures may continue to increase costs for materials, supplies, and services. Regardless of contract structure, large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes, resulting in a shortage of parts, materials, or capacity needed to manufacture our products. In periods of shortage, we may not be able to obtain the needed supply in a timely manner or we may be required to incur increased costs in order to meet our contractual commitments and demand from our customers or experience a decrease in revenue. In addition, if any of our suppliers were to cease operations or become insolvent, this could impact their ability to provide us with necessary supplies, and we may not be able to obtain the needed supply in a timely manner or at all from other providers. Our direct suppliers may depend upon complex multi-tier supply chains over which we have limited visibility or control. Disruptions affecting sub-tier suppliers may adversely affect our supply chain even where our direct suppliers remain operational.

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

31 | 2026 10-K

We and/or our suppliers and service providers could be affected by regional conflicts, acts of war, civil unrest, labor disruptions, cyberattacks, sanctions, tariffs, weather related events, embargoes, or other trade restrictions, and retaliatory actions in response to such actions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, or other matters, which could limit the supply of materials critical to our operations and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials. Our ability to procure components to repair equipment essential for our manufacturing processes could also be negatively impacted by various restrictions or disruptions in supply chains, among other items. The disruption of our supply of materials, components, labor, or services, or the extension of our lead times could have a material adverse effect on our business, results of operations, or financial condition.

Our operations are dependent on a reliable and uninterrupted supply of electrical power, gas, and water to our manufacturing facilities. Growing demand from semiconductor manufacturing, AI-related data centers, and other industrial development may increase competition for utility resources and contribute to power shortages, capacity constraints, prolonged outages, or increased utility costs. Any such disruption could have a material adverse effect on our business, results of operations, or financial condition.

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

Our construction projects to expand production and R&D capacity are highly dependent on available sources of labor, materials, equipment, and services. Increasing demand, supply constraints, inflation, tariffs, and other market conditions could result in increasing shortages and higher costs for these items. Difficulties in obtaining these resources could result in delays in completion of our construction projects and cost increases, which could have a material adverse effect on our business, results of operations, or financial condition.

Our inability to source materials, supplies, capital equipment, labor, or third-party services could affect our overall production output and our ability to fulfill customer demand and commitments. Significant or prolonged shortages of our products could halt customer manufacturing and damage our relationships with these customers. Any damage to our customer relationships as a result of a shortage of our products could have a material adverse effect on our business, results of operations, or financial condition.

Similarly, if our customers experience disruptions to their supplies, materials, components, workforce, or services, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us, which could have a material adverse effect on our business, results of operations, or financial condition.

Downturns or ongoing adverse conditions in regional or worldwide economies may harm our business.

Downturns or ongoing adverse conditions in regional or worldwide economies, due to inflation, geopolitics, changes in government borrowing or spending, trade disputes, war, major central bank policy actions, including interest rate increases, public health crises, unemployment, or other factors, have harmed our business in the past, and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, smartphones, automobiles, and servers. Reduced demand for memory and storage products could result in significant decreases in our average selling prices and product sales. In addition, to the extent our customers or distributors have elevated inventory levels or are impacted by a deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.

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

From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment and facilities, disruptions in supply of raw materials or components, equipment failures, or the lack of availability of water, electricity, or labor resources to support our existing operations or planned expansions. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. Events of the types noted above have occurred from time to time and, because these risks are a characteristic of our business, they may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.

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

In 2026, over half of our total revenue came from our top ten customers. Among our end markets, approximately 60% of our total revenue was concentrated in the data center end market. A disruption in our relationship with any of our top customers or a significant decrease in demand for our data center products, including due to disruptions or delays in the build-out of data centers by our customers and partners, or in the overall data center end market, could adversely affect our business. Particularly with respect to data center build outs, supply constraints or availability issues with respect to any one component have had and may continue to have a broader revenue impact. For example, our ability to sell certain products has been and could be impeded if components necessary for the finished products are not available from third parties. In addition, the build-out of data centers by our customers and partners requires significant energy capacity, water, and capital, and any shortage of these and other necessary resources, any stakeholder opposition to data center development, or any delays in the build-out of data centers, could impact our future revenue and financial performance. In addition, access to capital for our customers could be constrained, which may cause companies to face difficulties securing financing for large-scale infrastructure projects. These limitations could delay customer and partner deployments or reduce the scale of
33 | 2026 10-K

accelerated computing and AI adoption, which could have a material adverse effect on our business, results of operations, and financial condition.

We could experience fluctuations in our customer base or the mix of revenue by customer or end market, as markets and strategies evolve. Demand for our products may fluctuate due to factors beyond our control. Our inability to qualify our products to meet customer or end market requirements could adversely impact our revenue. A meaningful change in inventory strategy by our top customers or in certain end markets could impact our industry bit demand growth outlook. In addition, any consolidation of our customers or consolidation of significant end markets could limit the opportunity for sale of our products. While we have entered into, and expect to continue to enter into, strategic customer agreements with certain customers with specific contractually enforceable volumes over the multi-year contract terms, the nature of these agreements still subjects us to risk. Pricing for our contracts is either fixed or periodically negotiated, with the majority of the strategic customer agreements having pricing that is subject to minimum and maximum bands. In connection with these customer agreements, we have received, and expect to continue to receive, customer deposits and letters of credit. Any failure to perform our obligations under these arrangements could subject us to contractual damages or other financial consequences. These arrangements could also constrain our available supply and limit our flexibility to respond to changes in market conditions, and if customers fail to meet their purchase commitments, we may need to enforce our contractual rights, which could result in litigation or disputes that could adversely affect our business, customer relationships, or both, and any such disputes could have a material adverse effect on our business, results of operations, or financial condition. Further, if we are unable to satisfy customer demand and customers are required to purchase products from our competitors, they may shift immediate and future purchases to such competitors, which could harm our customer relationships and adversely impact our access to certain end markets. Efforts by us and our competitors to align supply to long-term customer agreements could contribute to industry supply exceeding demand if customers were to breach their purchase obligations and if overall demand is lower than anticipated. In addition, customer purchases in excess of production needs to satisfy their obligations under long-term agreements may result in elevated customer inventories. If these conditions materialize, they may cause an oversupplied memory and storage market, downward pressure on pricing, and a material adverse effect on our business, results of operations, or financial condition.

The loss of, or restrictions on our ability to sell to, one or more of our major customers or in certain end markets, or any significant reduction in orders or a shift in product mix, could have a material adverse effect on our business, results of operations, or financial condition. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Segment and Other Information and Note 21. Certain Concentrations.

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we have experienced and, may experience in the future, problems with non-conforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and solutions may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and solutions perform critical functions in our customers’ products or are used in high-risk consumer end products, such as autonomous driver assistance programs, home and enterprise security, smoke and noxious gas detectors, medical monitoring equipment, or wearables for child and elderly safety, our potential liability may increase. We could be adversely affected in several ways, including the following:

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

We maintain a system of controls over the physical security of our facilities. We also manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, we process, store, and transmit data relating to our customers, suppliers, and employees, including sensitive personal information. Unauthorized persons, employees, former employees, nation states, or other parties may gain access to our facilities or technology infrastructure and systems through fraudulent means and may steal trade secrets or other proprietary information, compromise confidential information, create system disruptions, or have other impacts. This risk is exacerbated as competitors for talent, particularly engineering talent, attempt to hire our employees. Through cyberattacks on technology infrastructure and systems, unauthorized parties may obtain access to computer systems, networks, and data, including cloud-based platforms. Our technology infrastructure and systems and that
35 | 2026 10-K

of our suppliers, vendors, service providers, cloud solution providers, and partners have in the past experienced, and may in the future experience, such attacks, which could impact our operations. Cyberattacks can include ransomware, denial-of-service attacks, zero-day attacks, supply chain attacks, “phishing” and other forms of social engineering, exploitation of open source software vulnerabilities, and other malicious software programs or other attacks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, impersonation of authorized users, and efforts to discover and exploit any design flaws, “bugs,” security vulnerabilities, as well as intentional or unintentional acts by employees or other insiders with access privileges. The emergence, maturation, and increasing availability of AI capabilities may also lead to new and/or more sophisticated methods of attack that leverage AI technologies, including AI technologies that have the potential to increase the speed and impact of cyberattacks. Globally, cyberattacks are increasing in number and the attackers are increasingly organized and well-financed, or supported by state actors, and are developing increasingly sophisticated systems to not only attack, but also to evade detection. In addition, geopolitical tensions or conflicts may create a heightened risk of cyberattacks. Breaches of our physical security, including break-ins, sabotage or vandalism, attacks on our technology infrastructure and systems, security breaches or incidents, or attacks on our customers, suppliers, or business partners who maintain or otherwise process confidential or sensitive information regarding us and our customers and suppliers, could result in damage to, or loss, disruption, or unavailability of data or systems, or inappropriate disclosure, destruction, loss, or other processing of confidential or sensitive information. In addition, our systems and those of our third-party vendors may experience service interruptions, data loss or compromise, and outages for other reasons, including human error, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

Any such event, or the perception it has occurred, may result in significant losses and damage our reputation with customers and suppliers and may expose us to claims, demands, or litigation.

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

We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. Our use of such technologies may create dependencies on third-party AI providers. Any disruptions, security incidents, changes in business practices, contractual terms, service availability, or functionality affecting such providers could adversely affect our operations, costs, innovation efforts, or competitive position. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers.

In addition, AI and the associated demand for memory has been a significant driver of increased demand for our products. AI technology is complex and rapidly evolving, and may expose us to significant competitive, legal, regulatory, and other risks. The future of AI and the impact on our products, including demand for our products, is difficult to predict. AI-driven demand may not be sustainable and therefore, our expectations regarding our future financial results may not materialize. Further, we may not be able to effectively match supply and demand or achieve the expected return on our investments to address this AI-driven demand. AI will continue to increase or change the competitive environment in our markets. Our competitors may be more successful in their AI strategy or they may have access to greater AI resources or technology and develop superior products and services.

Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient, or biased information, which can cause errors in outputs. Failures to develop, deploy, or use AI technologies in a safe, responsible, and effective manner, whether by us, our customers, suppliers, partners, or third-party AI providers, could result in product quality issues, operational disruptions, legal liability, regulatory scrutiny, or reputational harm. We manage AI-related risks through our existing cybersecurity, privacy, legal, compliance, information governance, and enterprise risk management processes. However, these processes may not identify or mitigate all risks associated with evolving AI technologies, regulations, and industry practices.

The use of AI in the development of our products could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, and cybersecurity. AI is also the subject of an evolving set of legal requirements and regulations, and we may be subject to new and conflicting laws and regulations. In addition, public and governmental perceptions regarding the use and impact of AI may evolve over time. Such developments may result in the introduction of regulatory restrictions that target products and services capable of enabling or facilitating AI and may in the future result in additional restrictions impacting some or all of our product and service offerings. Public perception of our role in the proliferation of AI may elevate the risk of threats to our facilities and our employees. Any of these matters may give rise to legal liability, damage our reputation, and materially harm our business. Further, these factors may change the overall perception, use and adoption of AI by third parties, which could adversely impact demand for our products.

We must attract, retain, and motivate highly skilled employees.

To stay competitive, we need a highly skilled, global workforce and effective succession management for key roles. Hiring, retaining, and motivating qualified executives and other skilled talent is critical to our business. Competition for highly skilled talent can be intense, particularly as continued growth and investment across the industry increases demand for individuals with specialized technical, operational, leadership, and other critical skills. Our competitors and other companies seeking similar talent may target individuals within our organization who possess desired skills and experience, which could make it more difficult to attract, retain, and motivate key employees. If our total compensation programs, benefits, and workplace culture are not seen as competitive and inclusive, our ability to attract and retain talent could be compromised.

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

37 | 2026 10-K

Labor disputes, union activity, work stoppages, or other disruptions at our manufacturing facilities could cause significant business interruption and materially adversely affect our business, results of operations, or financial condition.

We rely on a large, skilled workforce to operate our semiconductor manufacturing facilities worldwide. A substantial portion of our global production capacity is concentrated in several of our manufacturing facilities, and our wafer fabrication output depends on their continued, uninterrupted operation.

Certain of our employees have formed or joined labor unions, and additional unionization efforts may occur in the future. Labor unions representing a portion of our workforce have been engaged in union organizing and collective bargaining activities, including formal mediations (which, if not successful, could permit strike actions), and public demands for revised incentive structures. Such disputes could escalate rapidly and affect manufacturing output across the industry.

A strike, work stoppage, slowdown, or other labor action at any of our manufacturing facilities could cause significant business interruption, including the temporary or prolonged cessation of production at one or more fabrication lines. Even a brief disruption could result in substantial losses of production volume, reduced manufacturing yields, damage to work-in-process inventory, and delays in fulfilling customer orders. Such disruptions could also impair our ability to meet delivery schedules under strategic customer agreements, which could result in contractual liability, loss of customer confidence, or diversion of customer demand to competing suppliers.

The resolution of labor disputes may require us to increase wages, benefits, or incentive compensation, implement new profit-sharing or bonus programs, or make other concessions, any of which could significantly increase our manufacturing costs. We may also incur substantial costs in connection with labor negotiations, mediation or arbitration proceedings, and related legal or advisory expenses. We may not be able to resolve labor disputes on terms acceptable to us, and any resolution may be materially more costly than our existing compensation arrangements.

We cannot predict whether or when a strike or other work stoppage may occur at our facilities, the duration or severity of any such action, or the extent of any resulting business interruption. Even without actual work stoppage, prolonged labor negotiations, threats of strike action, and related workforce uncertainty may adversely affect employee morale and productivity, increase attrition of skilled employees, complicate our ability to recruit and retain the skilled engineers and technicians essential to our operations, and harm our reputation. Any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Compliance with responsible sourcing requirements and any related regulations could increase our operating costs or limit the supply and increase the cost of certain materials, supplies, and services, and if we fail to comply, customers may reduce purchases from us or disqualify us as a supplier.

We and many of our customers have adopted responsible sourcing programs that require us to meet certain sustainability, governance, or other criteria, and to periodically report on our performance against these requirements, including that we source the materials, supplies, and services we use and incorporate into the products we sell as prescribed by these programs. Many customer programs require us to remove a supplier within a prescribed period if such supplier ceases to comply with prescribed criteria, and our supply chain may at any time contain suppliers at risk of being removed due to non-compliance with responsible sourcing requirements. Some of our customers may elect to disqualify us as a supplier (resulting in a permanent or temporary loss of sales to such customer) or reduce purchases from us if we are unable to verify that our performance or products (including the underlying supply chain) meet the specifications of our customers’ responsible sourcing programs on a continuous basis. Government actions affecting industry associations, responsible sourcing organizations, auditing firms, certification providers, standards bodies, or other supply chain compliance organizations could impair our or our suppliers' ability to verify compliance with customer, regulatory, or responsible sourcing requirements, increase costs, delay supplier qualification, limit available sources of supply, or result in customer disqualification or reduced purchases. Meeting responsible sourcing requirements may increase operating requirements and costs or limit the sourcing and availability of some of the materials, supplies, and services we use, particularly when the availability of such materials, supplies, and services is concentrated to a limited number of suppliers. From time to time, we remove suppliers or require our suppliers to remove suppliers from their supply chains based on our responsible sourcing requirements or customer requirements, and we or our suppliers may be unable to replace such removed suppliers in a timely or cost-effective manner. Any inability to replace removed suppliers in a timely or cost-effective manner may affect our ability and/or the cost to obtain sufficient quantities of materials, supplies, and services necessary for the manufacture of our products. Our inability to replace suppliers we have removed in a timely or cost-effective manner or comply with customers’ responsible sourcing requirements or with any related regulations could have a material adverse effect on our business, results of operations, or financial condition.

Evolving sustainability and governance expectations or standards or failure to achieve our related goals could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an ongoing focus from stakeholders on sustainability and governance matters, including greenhouse gas emissions and climate-related risks, carbon-free electricity, energy consumption, water stewardship, waste management, inclusion, responsible sourcing and supply chain, and human rights. We actively manage these issues and have established and publicly announced certain sustainability goals, commitments, and targets which we may refine or modify further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Achieving these goals may entail significant costs. For example, we have entered into several virtual power purchase agreements to obtain renewable energy credits at a cost that will vary based on future prices for electrical power. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

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
39 | 2026 10-K

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

In addition, external standards for measuring and reporting sustainability metrics may change over time and may result in cost increases, significant revisions to our strategies and targets, or impact our ability to achieve them. We also are or may become subject to new sustainability laws and regulations. Compliance with these laws and regulations, as well as increased scrutiny from regulators, customers, and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or result in penalties, fines, or other adverse consequences.

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

The global memory and storage industry has experienced consolidation and may continue to consolidate. We engage, from time to time, in discussions regarding potential acquisitions and similar opportunities. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above or additional or different risks. Acquisitions of, or strategic transactions with, technology companies or assets are inherently risky and may not be successful and could have a material adverse effect on our business, results of operations, or financial condition.

In addition, we have made, and may continue to make, strategic investments in companies within our ecosystem to further our strategic objectives. These investments may subject us to losses on all or part of our investment and to earnings volatility, and there is no guarantee that we will realize a return on our investment to the extent we expect, or at all. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment.

We may incur restructure charges in future periods and may not realize expected savings or other benefits from restructure plans.

Because of the nature of our business, we have entered, and may in the future, enter into restructure initiatives to streamline operations, increase synergies, respond to changes in business conditions, our markets, or product offerings, centralize certain key functions, and meet other objectives. We may not realize expected savings or other benefits from future restructure activities and may incur additional restructure charges or other losses in future periods associated with other initiatives. In connection with any restructure initiatives, we could incur restructure charges, loss of production output or sufficient customer demand to maintain scale, loss of key personnel, disruptions in our operations, difficulties in the timely delivery of products, and loss of customers and local market share, which could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Intellectual Property and Litigation

We may be unable to protect our intellectual property or retain key employees who are knowledgeable about and develop our intellectual property.

We maintain a system of controls over our intellectual property, including U.S. and foreign patents, trademarks, copyrights and trade secrets through licensing arrangements, confidentiality procedures, non-disclosure agreements with employees, consultants, and vendors, and a general system of internal controls. Despite our system of controls over our intellectual property, it may be possible for our current or future competitors to obtain, copy, use, or disclose, illegally or otherwise, our product and process technology or other proprietary information. The laws of some foreign countries may not protect our intellectual property to the same degree as U.S. laws, and our confidentiality, non-disclosure, and non-compete agreements may be unenforceable or difficult and costly to enforce. The use of AI in the development of our products and services could also cause the loss of intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation.

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

From time to time, we are subject to various legal, regulatory, and administrative investigations, inquiries, proceedings, and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. Such claims, investigations, inquiries, and proceedings may include, but are not limited to, allegations of anticompetitive conduct, infringement of intellectual property, and claims related to our compliance with securities and other laws. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Contingencies.

We may be associated with and subject to litigation, claims, inquiries, investigations, or disputes arising from or as a result of:

•our relationships with vendors or customers, supply agreements and our capacity to supply, or contractual obligations with our subcontractors or business partners;
41 | 2026 10-K

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

As is typical in the semiconductor and other high technology industries, from time to time third parties have asserted, and may in the future assert, that our products or manufacturing processes infringe upon, misappropriate, misuse, or otherwise violate their intellectual property rights. We are unable to predict the outcome of these assertions made against us. Any of these types of claims, regardless of the merits, could subject us to significant costs to defend or resolve such claims and may consume a substantial portion of management’s time and attention. As a result of these claims, we may be required to:

•pay significant monetary damages, fines, royalties, or penalties;
•enter into license or settlement agreements covering such intellectual property rights;
•make material changes to or redesign our products and/or manufacturing processes; and/or
•cease manufacturing, selling, offering for sale, importing, marketing, or using products and/or manufacturing processes in certain jurisdictions.

We may not be able to take any of the actions described above on commercially reasonable terms and any of the foregoing results could have a material adverse effect on our business, results of operations, or financial condition. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Contingencies.

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

We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, reduce customer demand for our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions have resulted in new and proposed export controls associated with products, including those that support or enable AI applications, which could, in turn, restrict future sales of certain products to China or other markets, or restrict our ability to obtain equipment, components, and raw materials. Similarly, new and proposed tariffs in the United States, China, or other markets on products, materials, and equipment may increase our selling costs, thus impacting demand for our products. On April 14, 2025, the U.S. Bureau of Industry and Security announced the initiation of investigations into the industry on the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the industry-wide investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products, including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. While the results of this investigation are currently unknown, the investigation may result in additional industry-wide tariffs and trade restrictions, which may adversely impact our business. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. On February 20, 2026, the administration announced they would initiate new trade investigations under Section 301 of the Trade Act of 1974. While the scope of any such investigations is currently unknown, these proposed investigations may also result in additional tariffs or trade restrictions, which could adversely impact our business. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, and any such actions could result in additional costs, manufacturing delays, or other difficulties, as well as additional risks, and may not be effective. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.

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
43 | 2026 10-K

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

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Recent U.S. tax legislation, including the One Big Beautiful Bill Act, may increase tax uncertainty, with potential impacts dependent on future regulatory guidance and interpretations. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit-shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organisation for Economic Co-operation and Development. We continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

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

New and evolving environmental, health, safety, and product considerations, including those related to per- and polyfluoroalkyl substances (PFAS), greenhouse gas emissions and climate change, the purchase, use, discharge, and disposal of regulated and/or hazardous chemicals, and the potential resulting environmental, health, or safety impacts, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could require us to alter our product design, manufacturing, and operations and incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

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

From time to time, we utilize external sources of financing when needed. Adverse conditions in the banking system, debt capital markets, or broader financial markets could reduce available sources of liquidity or limit our ability to obtain financing on acceptable terms. We have experienced volatility in our cash flows and operating results and we expect to continue to experience such volatility in the future, which may negatively affect our credit rating. Our credit rating may also be affected by our liquidity, financial results, economic risk, or other factors, which may increase the cost of borrowings and make it difficult for us to obtain financing on terms acceptable to us or at all. There can be no assurance that we will be able to generate sufficient cash flows, access capital or credit markets, or find other sources of financing to fund our operations, make debt payments, refinance our debt, and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, or financial condition.

Debt obligations could adversely affect our financial condition.

We have incurred in the past, and expect to incur in the future, debt to finance our capital investments, business acquisitions, and to realign our capital structure. As of September 3, 2026, we had debt with a carrying value of $5.18 billion and may incur additional debt, including under our $2.00 billion Revolving Credit Facility. Our debt obligations could adversely impact us as follows:

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
•reduce our financial flexibility and increase our vulnerability to adverse economic and industry conditions;
•increase our exposure to rising interest rates from variable rate indebtedness; and
•result in certain of our debt instruments becoming immediately due and payable or being deemed to be in default if applicable cross default, cross-acceleration and/or similar provisions are triggered.

45 | 2026 10-K

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

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, and derivative instruments. Additionally, we are subject to counterparty default risk from our customers for amounts receivable from them and from third-party financial institutions under letters of credit provided by certain customers with respect to amounts receivable. As a result, we are subject to the risk that the counterparty will default on its performance obligations. A counterparty may not comply with its contractual commitments which could then lead to its defaulting on its obligations with little or no notice to us, which could limit our ability to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of such default, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

The trading price of our common stock has been and may continue to be volatile.

Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us, other participants in our markets, including our customers and competitors, changes in financial or other market estimates and ratings by securities and other analysts, margin trading, trading by memory-focused exchange-traded funds, short sales, prediction markets, hedging and derivative transactions involving our common stock, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, market perception regarding certain technologies, and broad market and industry fluctuations. These fluctuations may not be related to our specific financial or operating performance or our expectations regarding our financial or operating performance. In addition, stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees.

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

Although our Board of Directors has authorized share repurchases of up to $10 billion of our outstanding common stock, of which approximately $2.16 billion remains, the authorization does not obligate us to repurchase any common stock. The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, restrictions applicable under our CHIPS Act direct funding agreements, and priorities for the use of cash for other purposes. On October 8, 2026, our Board of Directors authorized an increase in the maximum amount of discretionary repurchases of our outstanding common stock to be made from December 9, 2026 to $35.16 billion. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Equity, as well as Note 15. Government Incentives. Since repurchases under the authorization began in 2019, our expenditures for share repurchases in any one year have ranged from no repurchases to a high of $2.66 billion of repurchases. Cash uses that could impact our repurchases include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases.

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
47 | 2026 10-K

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

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. Our Audit Committee oversees monitoring and incident response, risk mitigation, supply chain security, product security, insider trust, and other security-related items, and are primarily responsible to assess and manage our material risks from cybersecurity threats.

Our Chief Security Officer and Chief Information Officer have combined relevant experience of more than 45 years, including over 20 years in cybersecurity, and they work with our executive officers and other high-level personnel to oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Security Officer monitors and stays informed about prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our security team, the use of technological tools and software, and results from third-party assessments.

Our Chief Security Officer and Chief Information Officer provide quarterly briefings to the Audit Committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our Audit Committee provides regular updates to the Board of Directors on such reports. In addition, our Chief Security Officer and our Chief Information Officer provide annual briefings to the Board of Directors on cybersecurity risks and activities.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho. In addition to our principal facilities described below, we own or lease numerous other facilities in locations throughout the world used for design, R&D, and sales and marketing activities. The following is a summary of our principal facilities as of September 3, 2026:

United States
Boise, ID
Manassas, VA
China
Xi'an
Japan
Hiroshima
Taiwan
Taichung
Tainan
Taoyuan
Tongluo
India
Gujarat
Malaysia
Johor
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

We believe that our existing facilities are in good condition and are suitable and adequate for our present purposes. We generally utilize all of our existing manufacturing capacity.

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

As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with first DRAM wafer output projected in mid-calendar 2027. In June 2025, in connection with certain amendments to our CHIPS Act agreements, we announced plans for a second leading-edge memory manufacturing fab in Idaho to serve growing market demand fueled by AI. Construction activities for the second Idaho fab began in 2026, and we expect initial wafer output by late calendar 2028.

49 | 2026 10-K

Our investment plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. In January 2026, we broke ground on our first New York fab. In July 2026, we achieved the first concrete pour for the foundation of that fab, marking the transition from site preparation into vertical construction. We expect initial wafer output in calendar 2030. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

In 2026, we launched first production starts of our 1α (1-alpha) DDR4 technology in our Manassas, Virginia, fab, which will add to our capability to support the legacy product needs of our customers in auto, industrial, medical, aerospace and defense markets.

In December 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho, and two planned fabs in Clay, New York. In June 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho, and allocate certain award funding to the second planned Idaho fab from the $6.1 billion grants previously awarded under the December 2024 direct funding agreements. The direct funding for up to $6.1 billion remains unchanged. In June 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the United States.

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

In August 2026, we announced the establishment of Micron Research Labs, a long-horizon research institution headquartered in Boise, Idaho, supported by a planned investment of approximately $10 billion over the next decade to advance memory, compute and semiconductor manufacturing technologies.

Outside the United States, we are investing in manufacturing technologies, facilities and equipment, and R&D, and advancing our global back-end assembly and test network. These investments support our product portfolio and extend our ability to meet global market demand in the future. Planned investments and those underway include the following:

•India: Our assembly and test facility in Gujarat commenced commercial shipments and started ramping production in 2026;
•Japan: We broke ground in July 2026 on a new cleanroom project at our Hiroshima manufacturing facility as part of our ongoing modernization efforts to support future DRAM technology transitions, including HBM and other AI-driven memory products. The project will expand available cleanroom space and we expect initial output in late calendar 2028, enhancing our advanced memory manufacturing capabilities and supporting future customer demand;
•Singapore: We broke ground in January 2025 on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in early calendar 2027. In January 2026, we broke ground on an additional advanced wafer fab facility located within our existing NAND manufacturing complex. This facility will provide additional cleanroom space when it becomes operational in the second half of calendar 2028, helping address growing market demand for NAND technology driven by the rapid expansion of AI and data-centric applications; and
•Taiwan: We are modernizing and expanding our existing production capacity for DRAM and HBM products to meet rising market demand. In March 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for cash consideration of $1.8 billion. We expect this site to support meaningful product shipments from the existing fab beginning in mid-calendar 2027. Adding to the existing fab, we have begun construction of a similar-sized second cleanroom at this site.

In certain countries outside of the United States, we receive or expect to receive, government incentives related to our investments. The amounts of these government incentives generally offset a portion of our planned investments and require us to meet certain conditions in order to receive such incentives.

We do not identify or allocate assets by operating segment, other than goodwill. For a breakout of the carrying value of our long-lived assets by geographic area, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 22. Geographic Information.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Contingencies and Item 1A. Risk Factors of this Annual Report on Form 10-K.

SEC regulations require disclosure of certain proceedings related to environmental matters unless we reasonably believe that the related monetary sanctions, if any, will be less than a specified threshold. We use a threshold of $1 million for this purpose.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

51 | 2026 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “MU.”

Holders of Record

As of October 2, 2026, there were approximately 1,260 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions as the holder of record.

Dividends

On September 30, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on October 29, 2026, to shareholders of record as of the close of business on October 14, 2026.

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

Issuer Purchase of Equity Securities

Common Stock Repurchase Authorization

In 2018, we announced that our Board of Directors authorized a stock repurchase program for the discretionary repurchase of up to $10 billion (the “2018 authorization”) of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans. On October 8, 2026, our Board of Directors authorized an increase in the amount authorized under this stock repurchase program for a total authorization of $35.16 billion. Any repurchases under the stock repurchase program will be made from December 9, 2026 in accordance with our CHIPS Act direct funding agreements. Under our CHIPS Act direct funding agreements, stock repurchases are permitted during the first two years of the five-year period following the Idaho and New York award date of December 9, 2024, up to amounts specified in the funding agreements, to help offset the dilutive effects of employee stock compensation or as otherwise permitted by the U.S. Department of Commerce. During the final three years of such five-year period, stock repurchases are subject to financial and other conditions, including limitations based on free cash flow, net of CHIPS Act grant incentives received with respect to capital expenditures and net of dividends paid, each as defined in the direct funding agreements.

The total amount authorized under the stock repurchase program is based on the approximately $2.16 billion that remained available for repurchase under the 2018 authorization, plus 100% of our adjusted free cash flow, less proceeds of CHIPS Act grant incentives received with respect to capital expenditures and less dividends paid, for the quarter ended September 3, 2026.

Our stock repurchase program and the new authorization have no expiration date, do not obligate us to acquire any common stock, and are subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15. Government Incentives. Any increases in the amount of the stock repurchase program require authorization of our Board of Directors.

A reconciliation of adjusted free cash flow to GAAP net cash provided by operating activities for the quarter ended September 3, 2026, and related adjustments that serve as the basis for the October 8, 2026 increase in the amount authorized under the stock repurchase program, is as follows:

(in millions)

GAAP net cash provided by operating activities	$43,973

Expenditures for property, plant, and equipment	(11,110)
Proceeds from sales of property, plant, and equipment	9
Proceeds from government incentives	327
Investments in capital expenditures, net	(10,774)
Adjusted free cash flow	$33,199

Adjustments
CHIPS grants proceeds – capital expenditures	—
Dividends paid	(174)
Basis for increase in authorized repurchases	$33,025

Shares of common stock withheld as payment of withholding taxes upon the vesting of restricted stock are also treated as common stock repurchases. Shares withheld as payment of withholding taxes upon the vesting of restricted stock units are not considered repurchases for purposes of this Item and are not required to be reported.

We did not repurchase any common stock under the 2018 authorization in the fourth quarter of 2026, and as of September 3, 2026, $2.16 billion of the 2018 authorization remained available for the repurchase of our common stock. In the fourth quarter of 2026, shares withheld as payment upon the vesting of restricted stock consisted of the following:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

May 29, 2026 – July 2, 2026	—	$—	—
July 3, 2026 – July 30, 2026	912	983.12	—
July 31, 2026 – September 3, 2026	—	—	—
	912	$983.12	—	$2,156

53 | 2026 10-K

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX) from August 31, 2021, through August 31, 2026. We operate on a 52- or 53-week fiscal year which ends on the Thursday closest to August 31. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2021, in common stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX). Any dividends paid during the periods presented were assumed to be reinvested. The performance was plotted using the following data:

	2021	2022	2023	2024	2025	2026

Micron Technology, Inc.	$100	$77	$96	$133	$165	$1,298
S&P 500 Composite Index	100	89	103	131	152	183
Philadelphia Semiconductor Index (SOX)	100	79	110	157	174	354

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended September 3, 2026. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2026 contained 53 weeks and fiscal 2025 and 2024 each contained 52 weeks. All tabular dollar amounts are in millions, except per share amounts.

Overview

For an overview of our business, see Part I, Item 1. Business, Overview.

Industry Conditions

Memory and Storage Demand

AI-driven memory and storage demand growth is outpacing industry supply. In 2026, we continued to benefit from substantial improvements in pricing and margins, reflecting strong demand growth, driven in large part by the continued advancement of AI. The AI-driven growth in the data center has accelerated demand for memory and storage at a rate greater than our ability and the industry’s ability to increase supply. This has led to decisions on supply allocation that may impact certain customers and end markets. Robust overall DRAM and NAND demand and constrained supply has led to increased pricing and improved the profitability across our portfolio.

In 2025, we benefited from substantial improvements in DRAM pricing, volumes and margins as compared to 2024, reflecting strong demand growth, driven in part by the continued advancement of AI. During 2025, we shifted a portion of our DRAM supply to the data center and hyperscale cloud markets to meet the strong demand fueled by AI, resulting in a revenue mix weighted more prominently toward segments experiencing higher growth. The pivot to higher-growth segments, together with our strong execution, robust overall industry DRAM demand, and constrained supply, led to improved profitability across our DRAM portfolio. In 2025, NAND revenue increased from 2024 on higher bit shipments due to demand growth. The 2025 NAND gross margin percentage increased from 2024 due to cost reductions.

Strategic Customer Agreements

The evolving industry landscape, characterized by strong long-term customer demand for memory solutions and structurally constrained supply growth, has elevated the strategic importance of memory to our customers’ product roadmaps. As customers increasingly seek to secure committed long-term access to advanced memory technology and committed long-term memory supply, we have experienced increased customer engagement in strategic commitments. In the third and fourth quarters of 2026, we entered into, and expect to continue to enter into, strategic customer agreements. These agreements provide customers with contracted supply assurance and greater pricing visibility, and provide us with greater visibility and improved stability in our business performance.

Strategic customer agreements are structured as take-or-pay agreements, with binding commitments for specific volumes over the multi-year contract terms. Pricing for our contracts is either fixed or periodically negotiated, with the majority of the strategic customer agreements having pricing that is subject to minimum and maximum bands. We expect gross margins from our strategic customer agreements with price bands, even at floor pricing levels, to yield gross margins meaningfully above our peak quarterly margins in any past cycle. Accordingly, we believe these agreements accelerate the transformation of our business model and will significantly enhance the durability and predictability of our financial performance.

55 | 2026 10-K

Results of Operations

Consolidated Results

For the year ended	2026		2025		2024

Revenue	$133,188	100%	$37,378	100%	$25,111	100%
Cost of goods sold	25,684	19%	22,505	60%	19,498	78%
Gross margin	107,504	81%	14,873	40%	5,613	22%

Research and development	5,650	4%	3,798	10%	3,430	14%
Selling, general, and administrative	1,947	1%	1,205	3%	1,129	4%
Other operating (income) expense, net	567	—%	100	—%	(250)	(1)%
Operating income	99,340	75%	9,770	26%	1,304	5%

Interest income (expense), net	978	1%	19	—%	(33)	—%
Other non-operating income (expense), net	(647)	—%	(135)	—%	(31)	—%
Income tax (provision) benefit	(14,761)	(11)%	(1,124)	(3)%	(451)	(2)%
Equity in net income (loss) of equity method investees	59	—%	9	—%	(11)	—%
Net income	$84,969	64%	$8,539	23%	$778	3%

Total Revenue: Total revenue was impacted by the factors described in the section titled “Industry Conditions—Memory and Storage Demand” above.

Total revenue for 2026 increased 256% as compared to 2025 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 252% primarily due to an approximate 180% increase in average selling prices and a mid-20% range increase in bit shipments.
•Sales of NAND products increased 274% primarily due to an approximate 200% increase in average selling prices and a mid-20% range increase in bit shipments.

Total revenue for 2025 increased 49% as compared to 2024 primarily due to increases in sales of both DRAM and NAND products.

•Sales of DRAM products increased 62% primarily due to a low-40% range increase in average selling prices and a mid-teen percentage increase in bit shipments.
•Sales of NAND products increased 18% primarily due to a high-teen percentage increase in bit shipments.

Consolidated Gross Margin: Our consolidated gross margin has been impacted by the factors described in the section titled “Industry Conditions—Memory and Storage Demand” above. Our consolidated gross margin percentage improved to 81% for 2026 from 40% for 2025 as a result of improvements in margins for both DRAM and NAND products. Margins improved primarily due to increases in average selling prices and also benefited from favorable mix and manufacturing cost reductions due to continued strong execution.

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

Revenue by Business Unit

For the year ended	2026		2025		2024

CMBU	$43,085	32%	$13,524	36%	$3,792	15%
CDBU	37,592	28%	7,229	19%	4,984	20%
MCBU	36,601	27%	11,859	32%	11,667	46%
AEBU	15,886	12%	4,753	13%	4,631	18%
All other	24	—%	13	—%	37	—%
	$133,188		$37,378		$25,111
Percentages of total revenue may not total 100% due to rounding.

Changes in revenue for each business unit for 2026 as compared to 2025 were as follows:

•CMBU revenue increased 219% primarily due to increases in average selling prices and bit shipments.
•CDBU revenue increased 420% primarily due to increases in average selling prices and bit shipments.
•MCBU revenue increased 209% primarily due to increases in average selling prices, partially offset by lower bit shipments as MCBU product supply was redirected to other business units.
•AEBU revenue increased 234% primarily due to increases in average selling prices and bit shipments.

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

Operating Income (Loss) by Business Unit

For the year ended	2026		2025		2024

CMBU	$31,225	72%	$6,129	45%	$244	6%
CDBU	29,539	79%	2,180	30%	255	5%
MCBU	29,208	80%	1,981	17%	(1)	—%
AEBU	11,217	71%	557	12%	432	9%
All other	2	8%	(1)	(8)%	18	49%
	$101,191		$10,846		$948
Percentages reflect operating income (loss) as a percentage of revenue for each business unit.

Operating income was higher for each business unit in 2026 as compared to 2025 primarily due to increases in average selling prices. Operating income for CMBU, CDBU, and AEBU in 2026 also benefitted from higher bit shipments.

57 | 2026 10-K

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

R&D expenses for 2026 increased 49% as compared to 2025 primarily due to increases in employee compensation, including higher variable compensation expense, and higher volumes of development and pre-qualification wafers, as we ramp R&D investments in support of long-term opportunities in memory and storage. R&D expenses for 2025 increased 11% as compared to 2024 primarily due to increases in employee compensation, depreciation expense, and higher volumes of development and pre-qualification wafers.

Selling, General, and Administrative: SG&A expenses for 2026 increased 62% as compared to 2025 primarily due to increases in employee compensation, including higher variable compensation expense, and community investments. SG&A expenses for 2025 increased 7% as compared to 2024 primarily due to increases in employee compensation and professional services.

Interest Income (Expense), Net: Interest income (expense) improved in 2026 as compared to 2025 primarily due to an increase in interest income due to higher cash and investments balances and a decrease in interest expense due to lower debt balances. Interest income (expense) improved in 2025 as compared to 2024 primarily due to decreases in interest expense as a result of increased capitalized interest driven by higher levels of building construction, partially offset by decreases in interest income due to lower interest rates on our cash and investments.

Income Taxes: Our income tax (provision) benefit consisted of the following:

For the year ended	2026	2025	2024

Income before taxes	$99,671	$9,654	$1,240
Income tax (provision) benefit	(14,761)	(1,124)	(451)
Effective tax rate	14.8%	11.6%	36.4%

The change in our effective tax rate for 2026 as compared to 2025 was primarily due to the 15% minimum tax Pillar Two Model Rules (“Pillar Two”). Singapore enacted legislation to implement Pillar Two, effective for us in 2026, which largely offsets the benefit from our Singapore tax incentive arrangements. The change in our effective tax rate for 2025 as compared to 2024 was primarily due to changes in profitability.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. Singapore legislation surrounding Pillar Two largely offset our Singapore tax incentive arrangements, resulting in a net benefit from tax incentive arrangements for our tax provision of $2.21 billion (benefiting our diluted earnings per share by $1.93) and $1.05 billion (benefiting our diluted earnings per share by $0.93) for 2026 and 2025, respectively. As a result of the low level of profitability and the jurisdictional mix of income, the benefit from tax incentive arrangements was not material for 2024.

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

Other: Further information can be found in the following notes contained in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements:

•Note 9. Debt
•Note 14. Equity Compensation Plans
•Note 17. Other Operating (Income) Expense, Net
•Note 18. Income Taxes

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations. We also receive significant funding from government assistance and customer deposits associated with strategic customer agreements. In prior years, we have obtained significant financing from capital markets and financial institutions. Cash generated from operations is highly dependent on selling prices for our products, which can vary significantly from period to period.

Cash and marketable investments totaled $73.45 billion as of September 3, 2026, and $11.94 billion as of August 28, 2025. Our cash and investments consist primarily of bank deposits, money market funds, and liquid investment-grade, fixed-income securities, which are diversified among industries and individual issuers. To mitigate credit risk, we invest in high-credit-quality issuers and, by policy, generally limit the concentration of credit exposure by restricting the amount of investments with any single obligor. To mitigate interest rate risk, we primarily invest in shorter term securities. As of September 3, 2026, $5.12 billion of our cash and marketable investments was held by our foreign subsidiaries.

In 2026, we executed strategic customer agreements with a number of customers. These agreements included binding commitments for specific contractually enforceable volumes over the multi-year contract terms. Strategic customer agreements often include substantial customer deposits that are returned to the customer if the customer meets the minimum purchase commitments. If the customer does not meet the minimum purchase commitments, we may retain all or a portion of the deposit. In connection with these strategic customer agreements, we received cash deposits of $12.75 billion in 2026. Nearly all of the deposits are scheduled to be repaid between 2029 and 2031. Certain strategic customer agreements also include terms requiring our customers to maintain letters of credit with third-party financial institutions. Our right to access such letters of credit is contingent upon the occurrence of specified events of default or breach by our customers. Letters of credit are not recognized as revenue unless an event of default or breach has occurred. The aggregate amount of letters of credit issued, or contractually committed to be issued, by third-party financial institutions was $7 billion as of September 3, 2026. In the event of customer default or breach, our contractual recovery rights may include proceeds from letters of credit, rights to decrement customer deposits and other contractual remedies.

We continuously evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. As of September 3, 2026, $2.00 billion was available to draw under our Revolving Credit Facility. Funding of certain significant capital projects is also supported by the receipt of government incentives. Our incentives are conditioned upon achieving or maintaining certain outcomes and satisfying compliance requirements and are subject to reduction, termination, or clawback.

59 | 2026 10-K

To develop new product and process technology, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and R&D. We estimate capital expenditures for property, plant, and equipment, net of proceeds from government incentives, to be approximately $11.5 billion in the first quarter of 2027, approximately $25 billion in the first six months of 2027, and higher in the second half of 2027. Actual amounts for 2027 will vary depending on market conditions and may vary from quarter to quarter due to the timing of expenditures and proceeds from government incentives. As of September 3, 2026, we had purchase obligations of approximately $4.18 billion for the acquisition of property, plant, and equipment, substantially all of which is expected to be paid within one year. For a description of other contractual obligations, such as finance leases, debt, and commitments, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9. Debt as well as Note 10. Commitments.

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

As part of this plan, in September 2022, we broke ground on a leading-edge memory manufacturing fab in Boise, Idaho. Construction of the fab began in October 2023, with first DRAM wafer output projected in mid-calendar 2027. In June 2025, in connection with certain amendments to our CHIPS Act agreements, we announced plans for a second leading-edge memory manufacturing fab in Idaho to serve growing market demand fueled by AI. Construction activities for the second Idaho fab began in 2026, and we expect initial wafer output by late calendar 2028.

Our investment plan for New York includes construction of a leading-edge DRAM memory manufacturing site, consisting of up to four fabs to be built over the next 20-plus years, in Clay, New York. In January 2026, we broke ground on our first New York fab. In July 2026, we achieved the first concrete pour for the foundation of that fab, marking the transition from site preparation into vertical construction. We expect initial wafer output in calendar 2030. We expect these new fabs to be key to meeting our requirements for additional wafer capacity, in line with industry demand trends and our objective of maintaining stable bit share.

In 2026, we launched first production starts of our 1α (1-alpha) DDR4 technology in our Manassas, Virginia, fab, which will add to our capability to support the legacy product needs of our customers in auto, industrial, medical, aerospace and defense markets.

In December 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho, and two planned fabs in Clay, New York. In June 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho, and allocate certain award funding to the second planned Idaho fab from the $6.1 billion grants previously awarded under the December 2024 direct funding agreements. The direct funding for up to $6.1 billion remains unchanged. In June 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding to expand and modernize our fab in Manassas, Virginia. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. In addition, we announced plans to bring advanced HBM packaging capabilities to the United States.

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

In August 2026, we announced the establishment of Micron Research Labs, a long-horizon research institution headquartered in Boise, Idaho, supported by a planned investment of approximately $10 billion over the next decade to advance memory, compute and semiconductor manufacturing technologies.

Outside the United States, we are investing in manufacturing technologies, facilities and equipment, and R&D, and advancing our global back-end assembly and test network. These investments support our product portfolio and extend our ability to meet global market demand in the future. Planned investments and those underway include the following:

•India: Our assembly and test facility in Gujarat commenced commercial shipments and started ramping production in 2026;
•Japan: We broke ground in July 2026 on a new cleanroom project at our Hiroshima manufacturing facility as part of our ongoing modernization efforts to support future DRAM technology transitions, including HBM and other AI-driven memory products. The project will expand available cleanroom space and we expect initial output in late calendar 2028, enhancing our advanced memory manufacturing capabilities and supporting future customer demand;
•Singapore: We broke ground in January 2025 on an HBM advanced packaging facility to meaningfully expand our total advanced packaging capacity beginning in early calendar 2027. In January 2026, we broke ground on an additional advanced wafer fab facility located within our existing NAND manufacturing complex. This facility will provide additional cleanroom space when it becomes operational in the second half of calendar 2028, helping address growing market demand for NAND technology driven by the rapid expansion of AI and data-centric applications; and
•Taiwan: We are modernizing and expanding our existing production capacity for DRAM and HBM products to meet rising market demand. In March 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for cash consideration of $1.8 billion. We expect this site to support meaningful product shipments from the existing fab beginning in mid-calendar 2027. Adding to the existing fab, we have begun construction of a similar-sized second cleanroom at this site.

In certain countries outside of the United States, we receive or expect to receive, government incentives related to our investments. The amounts of these government incentives generally offset a portion of our planned investments and require us to meet certain conditions in order to receive such incentives.

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15. Government Incentives.

In 2018, our Board of Directors has authorized the discretionary repurchase of up to $10 billion of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans and on October 8, 2026 our Board of Directors authorized an increase in the maximum amount of discretionary repurchases of our outstanding common stock to be made from December 9, 2026 to $35.16 billion. Any repurchases made will be in accordance with our CHIPS Act direct funding agreements. Our stock repurchase program and the new authorization have no expiration date, do not obligate us to acquire any common stock, and are subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Equity, as well as Note 15. Government Incentives.

On September 30, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on October 29, 2026, to shareholders of record as of the close of business on October 14, 2026. The declaration and payment of any future cash dividends are at the discretion and subject to the approval of our Board of Directors. Our Board of Directors’ decisions regarding the amount and payment of dividends will depend on many factors, including, but not limited to, our financial condition, results of operations, capital requirements, business conditions, debt service obligations, contractual restrictions, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors may deem relevant.

We expect that our cash and investments, cash flows from operations, funding from government incentives, customer deposits under strategic customer agreements, and available financing will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

61 | 2026 10-K

Cash Flows

For the year ended	2026	2025	2024

Net cash provided by operating activities	$89,675	$17,525	$8,507
Net cash used for investing activities	(61,641)	(14,087)	(8,309)
Net cash provided by (used for) financing activities	630	(850)	(1,842)
Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	81	6	40
Net increase (decrease) in cash, cash equivalents, and restricted cash	$28,745	$2,594	$(1,604)

Operating Activities: Cash provided by operating activities reflects net income adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, and stock-based compensation, and the effects of changes in operating assets and liabilities.

The increase in cash provided by operating activities for 2026 as compared to 2025 was primarily due to higher net income in 2026, adjusted for non-cash items, an increase in accounts payable and accrued expenses mostly related to income and other taxes and salaries, wages, and benefits, an increase in other current liabilities resulting mainly from higher consideration payable to customers for pricing adjustments, and an increase in noncurrent liabilities largely due to higher noncurrent income taxes payable related to the implementation of Pillar Two. These increases were partially offset by a significant increase in receivables due to higher revenue in 2026.

The increase in cash provided by operating activities for 2025 as compared to 2024 was primarily due to higher net income in 2025 adjusted for non-cash items, the effect of changes in receivables and accounts payable and accrued expenses, and a decrease in inventory, partially offset by a decrease in other current liabilities.

Investing Activities: For 2026, net cash used for investing activities consisted primarily of $32.88 billion of net outflows from purchases, maturities, and sales of available-for-sale securities, $30.71 billion of expenditures for property, plant, and equipment, and $1.05 billion of purchases of non-marketable equity securities, partially offset by $3.32 billion of proceeds from government incentives to offset capital expenditures.

For 2025, net cash used for investing activities consisted primarily of $15.86 billion of expenditures for property, plant, and equipment and $192 million of net outflows from purchases, maturities, and sales of available-for-sale securities, partially offset by $2.01 billion of proceeds from government incentives to offset capital expenditures.

For 2024, net cash used for investing activities consisted primarily of $8.39 billion of expenditures for property, plant, and equipment and $205 million of net outflows from purchases, maturities, and sales of available-for-sale securities, partially offset by $315 million of proceeds from government incentives to offset capital expenditures.

Financing Activities: For 2026, net cash provided by financing activities consisted primarily of $12.75 billion of proceeds from customer contract liability deposits on strategic customer agreements; partially offset by $10.04 billion of repayments of debt; $1.13 billion for the repurchases of common stock for withholdings on employee equity awards; $650 million for the acquisition of 2.5 million shares of our common stock under our share repurchase authorization; and $610 million for the payments of dividends to shareholders. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16. Revenue and Customer Contract Liabilities and Note 9. Debt.

For 2025, net cash used for financing activities consisted primarily of $4.62 billion of repayments of debt; $522 million for the payments of dividends to shareholders; and $340 million for the repurchases of common stock for withholdings on employee equity awards; partially offset by approximately $4.43 billion of proceeds from the issuance of debt.

For 2024, net cash used for financing activities consisted primarily of $1.90 billion of repayments of debt; $513 million for the payments of dividends to shareholders; $300 million for the acquisition of 3.2 million shares of our common stock under our share repurchase authorization; and $233 million for the repurchases of common stock for withholdings on employee equity awards; partially offset by approximately $1.00 billion of proceeds from the issuance of debt.

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

Contingencies: We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of potential losses. An accrual is made when a potential loss is both probable and reasonably estimable. When accounting for the resolution of contingencies, significant judgment may be necessary to determine whether losses pertain to prior, current, or future periods, which affects the timing of recognition in the results of operations.

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

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires an assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in the United States, Japan, Malaysia, and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

63 | 2026 10-K

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of finished goods and work in process inventories involves significant judgments, including projecting future average selling prices, future sales volumes, and future cost per part. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, and general economic trends. To project cost per part, we review trends and historical results and consider known changes in our cost structure as applicable. Actual selling prices may vary significantly from projected prices due to the volatile nature of the semiconductor memory and storage markets. When these analyses reflect estimated net realizable values below our manufacturing costs, we recognize a charge to cost of goods sold in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Differences in future average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of finished goods and work in process inventories and accordingly the amount of write-down recognized.

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

Revenue: We estimate a liability for returns using the expected value method based on historical returns. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

Recently Adopted Accounting Standards

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Recently Adopted Accounting Standards.

Recently Issued Accounting Standards

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3. Recently Issued Accounting Standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. The fair value of our debt fluctuates with changes in market interest rates. As of September 3, 2026 and August 28, 2025, we had fixed-rate debt with an aggregate carrying value of $2.79 billion and $10.55 billion, respectively. We estimate that, as of September 3, 2026 and August 28, 2025, a hypothetical 1% decrease in market interest rates would increase the fair value of our fixed-rate debt by approximately $200 million and $660 million, respectively.

Interest rate risk related to our investment portfolio is managed by primarily investing in shorter term securities. We estimate that, as of September 3, 2026 and August 28, 2025, a hypothetical 1% increase in interest rates would decrease the fair value of our portfolio by approximately $520 million and $20 million, respectively. Such impact would only be realized if investments were sold prior to maturity.

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

Based on monetary assets and liabilities and investments in debt instruments denominated in foreign currencies, we estimate that a hypothetical 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $2.91 billion as of September 3, 2026, and $572 million as of August 28, 2025. We hedge our exposure to changes in currency exchange rates by utilizing a rolling hedge strategy for our primary currency exposures with currency forward contracts that generally mature within one year. The effectiveness of our hedges is dependent, among other factors, upon our ability to accurately measure exposures on a timely basis. We may also hedge currency risk arising from foreign currency-denominated investments in debt instruments with currency forward contracts that generally mature within one year. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and expenses, we may utilize currency forward contracts that generally mature within two years. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13. Derivative Instruments.
65 | 2026 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Micron Technology, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In millions, except per share amounts)

For the year ended	September 3, 2026	August 28, 2025	August 29, 2024

Revenue	$133,188	$37,378	$25,111
Cost of goods sold	25,684	22,505	19,498
Gross margin	107,504	14,873	5,613

Research and development	5,650	3,798	3,430
Selling, general, and administrative	1,947	1,205	1,129
Other operating (income) expense, net	567	100	(250)
Operating income	99,340	9,770	1,304

Interest income	1,084	496	529
Interest expense	(106)	(477)	(562)
Other non-operating income (expense), net	(647)	(135)	(31)
	99,671	9,654	1,240

Income tax (provision) benefit	(14,761)	(1,124)	(451)
Equity in net income (loss) of equity method investees	59	9	(11)
Net income	$84,969	$8,539	$778

Other comprehensive income (loss), net of tax	(41)	102	178
Total comprehensive income	$84,928	$8,641	$956

Earnings per share
Basic	$75.38	$7.65	$0.70
Diluted	74.33	7.59	0.70

Number of shares used in per share calculations
Basic	1,127	1,116	1,105
Diluted	1,143	1,125	1,118

See accompanying notes to consolidated financial statements.
67 | 2026 10-K

Micron Technology, Inc.
Consolidated Balance Sheets
(In millions, except par value amounts)

As of	September 3, 2026	August 28, 2025

Assets
Cash and cash equivalents	$38,364	$9,642
Short-term investments	5,070	665
Receivables	36,197	9,265
Inventories	10,372	8,355
Other current assets	1,067	914
Total current assets	91,070	28,841
Long-term marketable investments	30,019	1,629
Property, plant, and equipment	63,310	46,590
Goodwill	1,150	1,150
Other noncurrent assets	10,339	4,588
Total assets	$195,888	$82,798

Liabilities and equity
Accounts payable and accrued expenses	$22,605	$9,649
Current debt	491	560
Other current liabilities	4,386	1,245
Total current liabilities	27,482	11,454
Long-term debt	4,688	14,017
Noncurrent unearned government incentives	786	1,018
Noncurrent customer contract liabilities	12,895	142
Other noncurrent liabilities	11,659	2,002
Total liabilities	57,510	28,633

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 3,000 shares authorized, 1,277 shares issued and 1,131 outstanding (1,266 shares issued and 1,122 outstanding as of August 28, 2025)	128	127
Additional capital	14,974	13,339
Retained earnings	131,851	48,583
Treasury stock, 146 shares held (144 shares as of August 28, 2025)	(8,502)	(7,852)
Accumulated other comprehensive income (loss)	(73)	(32)
Total equity	138,378	54,165
Total liabilities and equity	$195,888	$82,798

See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance as of August 31, 2023	1,239	$124	$11,036	$40,824	$(7,552)	$(312)	$44,120
Net income	—	—	—	778	—	—	778
Other comprehensive income (loss), net	—	—	—	—	—	178	178
Stock issued under equity compensation plans	17	1	271	—	—	—	272
Stock-based compensation expense	—	—	833	—	—	—	833
Repurchase of stock – repurchase program	—	—	—	—	(300)	—	(300)
Repurchase of stock – withholdings on employee equity awards	(3)	—	(25)	(207)	—	—	(232)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(518)	—	—	(518)
Balance as of August 29, 2024	1,253	$125	$12,115	$40,877	$(7,852)	$(134)	$45,131
Net income	—	—	—	8,539	—	—	8,539
Other comprehensive income (loss), net	—	—	—	—	—	102	102
Stock issued under equity compensation plans	16	2	285	—	—	—	287
Stock-based compensation expense	—	—	972	—	—	—	972
Repurchase of stock – withholdings on employee equity awards	(3)	—	(33)	(306)	—	—	(339)
Dividends and dividend equivalents declared ($0.460 per share)	—	—	—	(527)	—	—	(527)
Balance as of August 28, 2025	1,266	$127	$13,339	$48,583	$(7,852)	$(32)	$54,165
Net income	—	—	—	84,969	—	—	84,969
Other comprehensive income (loss), net	—	—	—	—	—	(41)	(41)
Stock issued under equity compensation plans	14	1	336	—	—	—	337
Stock-based compensation expense	—	—	1,333	—	—	—	1,333
Repurchase of stock – repurchase program	—	—	—	—	(650)	—	(650)
Repurchase of stock – withholdings on employee equity awards	(3)	—	(34)	(1,093)	—	—	(1,127)
Dividends and dividend equivalents declared ($0.530 per share)	—	—	—	(608)	—	—	(608)
Balance as of September 3, 2026	1,277	$128	$14,974	$131,851	$(8,502)	$(73)	$138,378

See accompanying notes to consolidated financial statements.
69 | 2026 10-K

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(In millions)

For the year ended	September 3, 2026	August 28, 2025	August 29, 2024

Cash flows from operating activities
Net income	$84,969	$8,539	$778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	9,503	8,352	7,780
Stock-based compensation	1,333	972	833
Change in operating assets and liabilities:
Receivables	(25,206)	(1,776)	(3,581)
Inventories	(2,017)	520	(488)
Accounts payable and accrued expenses	8,707	862	1,915
Other current liabilities	3,141	(272)	989
Other noncurrent liabilities	9,633	381	76
Other	(388)	(53)	205
Net cash provided by operating activities	89,675	17,525	8,507

Cash flows from investing activities
Purchases of available-for-sale securities	(34,871)	(1,890)	(1,999)
Expenditures for property, plant, and equipment	(30,712)	(15,857)	(8,386)
Purchases of non-marketable equity securities	(1,046)	(34)	(10)
Proceeds from government incentives	3,316	2,005	315
Proceeds from maturities and sales of available-for-sale securities	1,988	1,698	1,794
Other	(316)	(9)	(23)
Net cash used for investing activities	(61,641)	(14,087)	(8,309)

Cash flows from financing activities
Proceeds from customer contract liability deposits	12,747	—	—
Proceeds from issuance of debt	—	4,430	999
Repayments of debt	(10,043)	(4,619)	(1,897)
Repurchases of common stock - withholdings on employee equity awards	(1,127)	(340)	(233)
Repurchases of common stock - repurchase program	(650)	—	(300)
Payments of dividends to shareholders	(610)	(522)	(513)
Other	313	201	102
Net cash provided by (used for) financing activities	630	(850)	(1,842)

Effect of changes in currency exchange rates on cash, cash equivalents, and restricted cash	81	6	40

Net increase (decrease) in cash, cash equivalents, and restricted cash	28,745	2,594	(1,604)
Cash, cash equivalents, and restricted cash at beginning of period	9,646	7,052	8,656
Cash, cash equivalents, and restricted cash at end of period	$38,391	$9,646	$7,052

Supplemental disclosures
Income taxes paid, net	$(1,254)	$(583)	$(338)
Interest paid, net of amounts capitalized	(197)	(418)	(503)
Non-cash acquisitions of finance lease right-of-use assets	143	1,298	905
See accompanying notes to consolidated financial statements.

Micron Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions, except per share amounts)

Note 1. Significant Accounting Policies

Basis of Presentation

We are a global leader in semiconductor memory and storage, powering AI and compute-intensive applications from cloud to edge. With a relentless focus on our customers, technology and product leadership, and manufacturing and operational excellence, our comprehensive portfolio of high-performance DRAM, NAND, and NOR solutions deliver the speed, efficiency, and scale today’s workloads demand, accelerating intelligence to enrich life for all.

The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-period amounts to conform to current-period presentation and did not affect total assets, total liabilities, shareholders’ equity, or results of operations.

Our fiscal year is the 52- or 53-week period ending on the Thursday closest to August 31. Fiscal 2026 contained 53 weeks and fiscal 2025 and 2024 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

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

71 | 2026 10-K

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

Goodwill

We perform an annual impairment assessment for goodwill in our fourth quarter each year. No impairment indicators were identified for the periods presented.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined on a FIFO basis. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of finished goods and work in process inventories requires projecting future average selling prices, sales volumes, and costs per part. When net realizable value is below cost, we recognize a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when inventories are actually sold. We review the major characteristics of product type and markets in determining the unit of account for which we perform the lower of cost or net realizable value analysis and categorize all inventories (including DRAM, NAND, and other memory) as a single group.

Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use assets and lease liabilities for operating and finance leases with terms greater than 12 months. Right-of-use assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. We do not separate lease and non-lease components for real estate and gas plant leases. Sublease income is included within lease expense and is not material. Our operating leases are also not material.

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

Revenue Recognition

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers at an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with certain of our customers are short-term in duration. We also have strategic customer agreements structured as take-or-pay agreements, with binding commitments for specific contractually enforceable volumes over the multi-year contract terms. Pricing for our contracts is either fixed or periodically negotiated, with the majority of the strategic customer agreements having pricing that is subject to minimum and maximum bands. For all of our contracts, payments are generally due shortly after delivery.

73 | 2026 10-K

Our contract liabilities primarily consisted of customer deposits received in advance of us satisfying our performance obligations under our strategic customer agreements. If the customer meets the minimum purchase commitments, we will return the deposit to the customer. If not, we may retain all, or a portion of the deposit which will be recognized as revenue. Deposits are classified as contract liabilities in other current liabilities or noncurrent customer contract liabilities depending on the expected timing of the satisfaction of the underlying performance obligations. Customer deposits do not represent significant financing components because the payments are primarily intended to secure future production capacity and ensure supply availability rather than provide financing to us.

Certain strategic customer agreements also include terms requiring our customers to maintain letters of credit with third-party financial institutions. Our right to access letters of credit is contingent upon the occurrence of specified events of default or breach by our customers. Letters of credit are not recognized as revenue unless an event of default or breach has occurred.

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

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as expense under the straight-line attribution method over the requisite service period. We account for forfeitures as they occur. We issue new shares upon the exercise of stock options, conversion of share units, or issuance of shares under our employee stock purchase plan.

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

Note 2. Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (”FASB”) issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. We adopted this ASU in the fourth quarter of 2026 on a prospective basis. Adoption of this ASU resulted in increased disclosures in the Notes to Consolidated Financial Statements. See Note 18. Income Taxes.

Note 3. Recently Issued Accounting Standards

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

In December 2025, the FASB issued ASU 2025-10 (ASC Topic 832), Accounting for Government Grants Received by Business Entities. This ASU establishes the accounting and presentation for government grants received by a business entity. The ASU will be effective for the first quarter of 2030, with early adoption permitted. This ASU provides for adoption either on a modified prospective, modified retrospective, or retrospective basis. We do not expect the adoption of this new guidance to have a material impact on our financial statements or disclosures.

Note 4. Cash and Investments

All of our short-term investments and long-term marketable investments were classified as available for sale as of the dates noted below. Cash and cash equivalents and the fair values of our available-for-sale securities, which approximated amortized costs, were as follows:

	As of September 3, 2026				As of August 28, 2025
	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Marketable Investments(1)	Total Fair Value

Cash	$26,288	$—	$—	$26,288	$7,875	$—	$—	$7,875
Level 1(2)
Money market funds	216	—	—	216	410	—	—	410
Level 2(3)
Certificates of deposit	9,814	59	—	9,873	1,292	6	—	1,298
Corporate bonds	97	3,773	24,557	28,427	23	559	1,047	1,629
Asset-backed securities	—	221	5,391	5,612	—	31	521	552
Commercial paper	1,674	971	—	2,645	33	26	—	59
Government securities	275	46	71	392	9	43	61	113
	38,364	$5,070	$30,019	$73,453	9,642	$665	$1,629	$11,936
Restricted cash(4)	27				4
Cash, cash equivalents, and restricted cash	$38,391				$9,646
(1)The maturities of long-term marketable investments primarily range from one to five years, except for asset-backed securities which are not due at a single maturity date.
(2)The fair value of Level 1 securities is measured based on quoted prices in active markets for identical assets.
(3)The fair value of Level 2 securities is measured using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from these pricing services. No adjustments were made to the fair values indicated by such pricing information as of September 3, 2026 or August 28, 2025.
(4)Restricted cash is included in other current assets.

Gross realized gains and losses from sales of available-for-sale securities were not material for any period presented.

75 | 2026 10-K

Non-marketable Equity Investments

In addition to the amounts included in the table above, we had $1.30 billion and $194 million of non-marketable equity investments without a readily determinable fair value that were included in other noncurrent assets as of September 3, 2026 and August 28, 2025, respectively. Our non-marketable investments were primarily held in AI and technology companies. Gains and losses related to our non-marketable investments were not material for any period presented. Our non-marketable equity investments are carried at cost less impairment, if any, adjusted for qualifying observable price changes.

Note 5. Receivables

As of	September 3, 2026	August 28, 2025

Trade receivables	$31,793	$7,163
Government incentives	3,319	1,572
Income and other taxes	635	436
Other	450	94
	$36,197	$9,265

Note 6. Inventories

As of	September 3, 2026	August 28, 2025

Finished goods	$958	$1,094
Work in process	8,252	6,401
Raw materials and supplies	1,162	860
	$10,372	$8,355

Note 7. Property, Plant, and Equipment

As of	September 3, 2026	August 28, 2025

Land	$420	$420
Buildings	26,493	22,173
Equipment(1)	93,954	79,934
Construction in progress(2)	11,424	5,518
Software	1,885	1,651
	134,176	109,696
Accumulated depreciation	(70,866)	(63,106)
	$63,310	$46,590
(1)Includes costs related to equipment not placed into service of $6.12 billion as of September 3, 2026 and $4.05 billion as of August 28, 2025.
(2)Primarily includes building-related construction and tool installation.

The carrying value of our finance lease right-of-use assets included in property, plant, and equipment was $2.40 billion and $3.00 billion as of September 3, 2026 and August 28, 2025, respectively.

In March 2026, we completed the acquisition of a wafer fabrication facility in Tongluo, Miaoli County, Taiwan, from Powerchip Semiconductor Manufacturing Corporation for total cash consideration of $1.80 billion.

Depreciation expense was $9.42 billion, $8.28 billion, and $7.70 billion for 2026, 2025, and 2024, respectively. Interest capitalized as part of the cost of property, plant, and equipment was $383 million, $321 million, and $225 million for 2026, 2025, and 2024, respectively.

Note 8. Accounts Payable and Accrued Expenses

As of	September 3, 2026	August 28, 2025

Accounts payable	$3,518	$3,132
Property, plant, and equipment	8,618	4,391
Income and other taxes	5,626	628
Salaries, wages, and benefits	4,447	1,116
Other	396	382
	$22,605	$9,649

Note 9. Debt

	As of September 3, 2026						As of August 28, 2025
				Net Carrying Amount				Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Current	Long-Term	Total	Principal	Current	Long-Term	Total

2032 Green Bonds	2.703%	2.77%	$1,000	$—	$997	$997	$1,000	$—	$996	$996
2032 Notes	5.650%	5.79%	71	—	70	70	500	—	496	496
2033 A Notes	5.875%	5.96%	176	—	175	175	750	—	746	746
2033 B Notes	5.875%	6.01%	215	—	213	213	900	—	892	892
2035 A Notes	5.800%	5.90%	136	—	135	135	1,000	—	992	992
2035 B Notes	6.050%	6.14%	220	—	219	219	1,250	—	1,241	1,241
2041 Notes	3.366%	3.41%	500	—	497	497	500	—	497	497
2051 Notes	3.477%	3.52%	490	—	486	486	500	—	496	496
2028 Notes	N/A	N/A	—	—	—	—	542	—	540	540
2029 Term Loan A	N/A	N/A	—	—	—	—	984	—	982	982
2029 A Notes	N/A	N/A	—	—	—	—	700	—	698	698
2029 B Notes	N/A	N/A	—	—	—	—	1,159	—	1,168	1,168
2030 Notes	N/A	N/A	—	—	—	—	796	—	794	794
2031 Notes	N/A	N/A	—	—	—	—	1,000	—	995	995
Finance lease liabilities	N/A	4.71%	2,387	491	1,896	2,387	3,044	560	2,484	3,044
			$5,195	$491	$4,688	$5,179	$14,625	$560	$14,017	$14,577

As of September 3, 2026, all of our debt, other than finance lease liabilities, were unsecured obligations that rank equally in right of payment with all of our other existing and future unsecured indebtedness and were effectively subordinated to all future secured indebtedness, to the extent of the value of the assets securing such indebtedness. All our unsecured debt were obligations of our parent company, Micron, and were structurally subordinated to all liabilities of its subsidiaries, including trade payables. The terms of our indebtedness generally contain cross payment default and cross acceleration provisions. Micron’s guarantees of certain liabilities of its subsidiaries are unsecured obligations ranking equally in right of payment with all of Micron’s other existing and future unsecured indebtedness.
77 | 2026 10-K

The fair value of our outstanding notes payable was $2.43 billion as of September 3, 2026, and $11.57 billion as of August 28, 2025. The fair value of our debt instruments was estimated based on Level 2 inputs, including the trading price of our notes when available, discounted cash flows, and interest rates based on similar debt issued by parties with credit ratings similar to ours.

Debt Activity

The table below presents the effects of prepayment activities in 2026:

	Transaction Date	Decrease in Principal	Decrease in Carrying Value	Decrease in Cash

Prepayments
2028 Notes	October 24, 2025	$(542)	$(541)	$(562)
2029 B Notes	October 24, 2025	(1,159)	(1,168)	(1,276)
2029 Term Loan A	October 27, 2025	(984)	(982)	(984)
2051 Notes	January 23, 2026	(10)	(10)	(7)
2029 A Notes	February 20, 2026	(700)	(698)	(726)
2030 Notes	February 23, 2026	(796)	(794)	(816)
2031 Notes	April 3, 2026	(738)	(734)	(773)
2032 Notes	April 3, 2026	(429)	(426)	(456)
2033 A Notes	April 3, 2026	(574)	(571)	(616)
2033 B Notes	April 3, 2026	(685)	(679)	(734)
2035 A Notes	April 3, 2026	(864)	(857)	(921)
2035 B Notes	April 3, 2026	(1,030)	(1,022)	(1,114)
2031 Notes	July 27, 2026	(262)	(261)	(270)
		$(8,773)	$(8,743)	$(9,255)

In connection with these prepayments, we recognized losses in other non-operating income (expense) of $510 million for 2026.

Senior Unsecured Notes

We may redeem our 2032 Green Bonds, 2032 Notes, 2033 A Notes, 2033 B Notes, 2035 A Notes, 2035 B Notes, 2041 Notes, and 2051 Notes (the “Senior Unsecured Notes”), in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the present value of the remaining scheduled payments of principal and interest, plus, in each case, accrued interest. We may also redeem any series of the Senior Unsecured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest between two and six months prior to the applicable maturity date, in accordance with the respective terms of such series.

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

Finance Lease Liabilities

Our finance leases consist primarily of (1) equipment leases and (2) gas and other supply agreements that are deemed to contain embedded leases. Certain supply or service agreements require us to exercise judgment to determine whether the agreement contains a lease. Our assessment includes determining whether we or the supplier control the assets used to fulfill the agreements. Our gas supply arrangements generally are deemed to contain a lease because we have the right to substantially all of the output of the assets used to produce the supply and we have the right to change the quantity and timing of the output of those assets. Our finance lease liabilities had a weighted-average expected term of seven years as of September 3, 2026 and August 28, 2025.

Certain third-party special purpose entities (the “Lease SPEs”) facilitate equipment lease financing transactions between us and various financial institutions. Neither we nor the financial institutions have an equity interest in the Lease SPEs, which are variable interest entities. The arrangements are financing vehicles and we do not bear any significant risks from variable interests with the Lease SPEs. We do not have the power to direct the activities of the Lease SPEs that most significantly impact their economic performance and, as such, we do not consolidate them. We had approximately $1.02 billion and $1.58 billion of finance lease liabilities and right-of-use assets under these arrangements as of September 3, 2026 and August 28, 2025, respectively.

Revolving Credit Facility

On May 6, 2026, we reduced our borrowing capacity under the Revolving Credit Facility from $3.50 billion to $2.00 billion. As of September 3, 2026, no amounts were outstanding under the Revolving Credit Facility. Borrowing under the Revolving Credit Facility would generally bear interest at a rate equal to adjusted term SOFR plus 0.875% to 1.50%, depending on our corporate credit ratings. Any amounts outstanding under the Revolving Credit Facility would mature on March 12, 2030 and amounts borrowed may be prepaid without penalty. Any obligations under the Revolving Credit Facility would be unsecured.

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

Maturities of Notes Payable and Finance Lease Liabilities

As of September 3, 2026, maturities of notes payable and finance lease liabilities by fiscal year were as follows:

	Notes Payable	Finance Leases

2027	$—	$577
2028	—	560
2029	—	500
2030	—	349
2031	—	130
2032 and thereafter	2,808	659
Discounts and imputed interest, respectively	(16)	(388)
	$2,792	$2,387

79 | 2026 10-K

Note 10. Commitments

As of September 3, 2026, we had noncancelable commitments with remaining contractual terms in excess of one year of approximately $10.8 billion for purchase obligations, of which approximately $1.3 billion will be due in 2027, $1.8 billion due in 2028, $1.4 billion due in 2029, $1.1 billion due in 2030, $800 million due in 2031, and $4.4 billion due in 2032 and thereafter. Purchase obligations primarily include payments for goods or services with either a fixed or minimum quantity and price, which includes payments for the acquisition of property, plant, and equipment. Payments for finance leases for gas supply arrangements deemed to contain embedded leases that have been executed but have not yet commenced are also included. We will recognize right-of-use assets and associated lease liabilities at the time such assets become available for our use.

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

On April 28, 2021, Netlist, Inc. (“Netlist”) filed two patent infringement actions against Micron, Micron Semiconductor Products, Inc. (“MSP”), and Micron Technology Texas, LLC (“MTEC”) in the U.S. District Court for the Western District of Texas (“W.D. Tex.”). On March 31, 2022, Netlist filed a patent infringement complaint against Micron and Micron Semiconductor (Deutschland) GmbH (“MSG”) in Düsseldorf Regional Court alleging that two German patents are infringed by certain of our load-reduced dual in-line memory modules (“LRDIMMs”). The complaint seeks damages, costs, and injunctive relief.

On June 10, 2022, Netlist filed a patent infringement complaint against Micron, MSP, and MTEC in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) alleging that six U.S. patents are infringed by certain of our memory modules and HBM products. On August 1, 2022, Netlist filed a second patent infringement complaint against the same defendants in E.D. Tex. alleging that one U.S. patent is infringed by certain of our LRDIMMs. Additional patents were added by subsequent amendments to the complaint. The complaints in E.D. Tex. seek injunctive relief, damages, and attorneys’ fees.

On May 19, 2025, Netlist filed a complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by our HBM products. On March 6, 2026, the E.D. Tex. transferred the case to the U.S. District Court for the District of Delaware (“D. Del.”) pursuant to a motion by Micron to dismiss or transfer for improper venue. On July 28, 2025, Netlist filed an additional complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that one U.S. patent is infringed by certain of our DIMMs.

On June 23, 2026, Netlist filed a counterclaim against Micron and MSP in D. Del. alleging that one U.S. patent is infringed by our HBM products. The counterclaim seeks damages, attorneys’ fees, and other equitable relief.

On August 10, 2026, Netlist filed a complaint against Micron and MSP in the U.S. District Court for the Central District of California (“C.D. Cal.:) alleging that two U.S. patents are infringed by certain of our DIMMs.

On August 10, 2026, Netlist filed a complaint to the U.S. International Trade Commission (“ITC”) requesting the ITC to institute an investigation under Section 337 of the Tariff Act of 1930 for patent infringement. The ITC instituted an investigation on September 23, 2026. Netlist’s complaint alleges that four U.S. patents are infringed by certain of our DRAM products and seeks an exclusion order barring importation of such products.

On October 5, 2026, Netlist and Micron agreed to dismiss all litigation claims against one another pursuant to settlement and license agreements.

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

81 | 2026 10-K

On October 6, 2025, YMTC filed several patent infringement complaints against Micron and certain of its subsidiaries alleging that the Company’s manufacture, importation, sale, offering for sale, and/or assisting others to sell certain NAND and DRAM products infringe certain patents owned by YMTC. Specifically, YMTC filed the following complaints: A patent infringement complaint against Micron, MSP, and MTEC in E.D. Tex. alleging that seven patents are infringed by certain of our 3D NAND products and one patent is infringed by certain of our LPDRAM products; a patent infringement complaint in the London Chancery Division of the English High Court against Micron and Micron Europe Limited (“MEL”) alleging that three patents are infringed by certain of our NAND and DRAM products; three complaints against Micron and various combinations of subsidiaries, including MEL, MSP, MSG, and Micron Semiconductor France SAS in the Unified Patent Court in Dusseldorf, Germany, alleging that three patents are infringed by certain of our 3D NAND and LPDRAM products; and five complaints against Micron, MEL, and MSG in Munich Regional Court in Munich, Germany, alleging that four utility models and one patent are infringed by certain of our 3D NAND products. Each of the complaints filed against us by YMTC on October 6, 2025, seeks an injunction, attorneys’ fees, damages, and costs.

On September 17 and 18, 2026, the Munich Regional Court held a hearing regarding infringement of the asserted utility models and patent. At the conclusion of the hearing, the court indicated that it would find that certain of Micron’s 3D NAND products infringe two of the asserted utility models. On October 6, 2026, the court issued written rulings requiring Micron to cease and desist offering, marketing, importing, or possessing the accused 3D NAND products in Germany and to stop deliveries of products abroad to customers where Micron knows or has clear indications the customer will supply the products into Germany; to provide an accounting regarding alleged infringing acts; and to surrender accused products located in Germany unless already incorporated into third parties’ end devices. The court further indicated that additional proceedings will be held in June and September 2027 regarding the other two asserted utility models and the asserted patent. Micron has appealed the infringement ruling regarding the two utility models.

On June 30, 2025, Advanced Memory Technologies, LLC (“AMT”) filed a patent infringement complaint against Micron in W.D. Tex. alleging that four U.S. patents are infringed by certain of our DRAM and NAND products. On November 4, 2025, AMT amended the complaint to allege that a fifth patent is infringed by certain of our DRAM products. The complaint seeks an injunction, damages, attorneys’ fees, and costs. On July 6, 2026, the case was transferred to the U.S. District Court for the District of Idaho (“D. Idaho”).

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

Antitrust Matters

On June 25, 2026, certain individuals and businesses filed a putative class action complaint in N.D. Cal. against Micron, Samsung Electronics Co., Ltd. and one of its subsidiaries, and SK hynix Inc. and one of its subsidiaries, on behalf of a putative class of purchasers of DRAM products, alleging that the defendants conspired to restrict the supply of, and fix prices for, DRAM products in violation of the Sherman Act and various state antitrust and consumer protection laws, for a period beginning October 26, 2022. The complaint seeks damages, treble damages, injunctive relief, attorneys’ fees, and costs. On July 17, 2026, an individual filed a complaint containing similar allegations of conspiracy against the same defendants in the U.S. District Court for the District of Hawaii.

Other Matters

On June 7, 2025, YMTC filed a complaint against Micron and DCI Group AZ, LLC in the U.S. District Court for the District of Columbia. The complaint alleges that the defendants engaged in false advertising, product disparagement, and unfair competition regarding YMTC’s 3D NAND flash products in violation of the Lanham Act. The complaint sought injunctive relief, damages, disgorgement of profits, attorneys’ fees, and costs. On August 13, 2026, the District Court granted the defendants’ motions to dismiss YMTC’s complaint. On August 24, 2026, YMTC filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit.

On January 16, 2026, Neighbors for a Better Micron and Jobs to Move America filed a petition in the Supreme Court of New York against Micron, one of our subsidiaries, Onondaga County Industrial Development Agency (“OCIDA”), and certain other state and local government entities. The petition challenges certain aspects of OCIDA’s environmental review of the Company’s planned construction of up to four fabs in Clay, New York, and seeks a judgment to annul, vacate, and void all permits, approvals, and findings issued by the named government entities related to the project. The petition further seeks costs and attorneys’ fees. On July 31, 2026, the same plaintiffs filed a petition in the Supreme Court of New York against the same defendants challenging certain permits issued for Micron’s construction related activities in Clay, New York. The petition seeks a judgment to annul, vacate and void such permits and an award to the petitioners of costs and attorneys’ fees.

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

Contingency Assessment

Except for the patent license charges recognized in the fourth quarter of 2026, we are unable to predict the outcome of any of the matters noted above and cannot make a reasonable estimate of the potential loss or range of possible losses. See Note 17. Other Operating (Income) Expense, Net. A determination that our products or manufacturing processes infringe the intellectual property rights of others or entering into a license agreement covering such intellectual property could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing, as well as the resolution of any other legal matter noted above, could have a material adverse effect on our business, results of operations, or financial condition.

Note 12. Equity

Common Stock Repurchases

In 2018, our Board of Directors authorized a stock repurchase program for the discretionary repurchase of up to $10 billion (the “2018 authorization”) of our outstanding common stock through open-market purchases, block trades, privately-negotiated transactions, derivative transactions, and/or pursuant to Rule 10b5-1 trading plans and on October 8, 2026 our Board of Directors authorized an increase in the maximum amount of discretionary repurchases of our outstanding common stock to be made from December 9, 2026 to $35.16 billion. Any repurchases made will be in accordance with our CHIPS Act direct funding agreements. Our stock repurchase program and the new authorization have no expiration date, do not obligate us to acquire any common stock, and are subject to market conditions, restrictions applicable under our CHIPS Act direct funding agreements, and our ongoing determination of the best use of available cash. See Note 15. Government Incentives. We repurchased 2.5 million shares of our common stock for $650 million in 2026. No shares were repurchased in 2025. Through September 3, 2026, we had repurchased an aggregate of $7.84 billion under the 2018 authorization. Amounts repurchased are included in treasury stock.

83 | 2026 10-K

Dividends

We declared and paid dividends of $0.115 per share in the first and second quarters of 2026 and $0.15 per share in the third and fourth quarters of 2026. On September 30, 2026, our Board of Directors declared a quarterly dividend of $0.15 per share, payable in cash on October 29, 2026, to shareholders of record as of the close of business on October 14, 2026.

Note 13. Derivative Instruments

	Notional or Contractual Amount	Fair Value(1) of
		Assets(2)	Liabilities(3)

As of September 3, 2026
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$4,429	$28	$(80)
Cash flow commodity hedges	446	85	(9)
Fair value currency hedges	11,493	1	(21)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	20,148	38	(57)
		$152	$(167)

As of August 28, 2025
Derivative instruments with hedge accounting designation
Cash flow currency hedges	$3,271	$41	$(64)
Cash flow commodity hedges	393	19	(20)
Fair value currency hedges	3,049	1	(10)

Derivative instruments without hedge accounting designation
Non-designated currency hedges	3,477	3	(18)
		$64	$(112)
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

Fair Value Hedges: We utilize currency forward contracts that generally mature within one year designated as fair value hedges to minimize our exposure to changes in currency exchange rates for non-U.S.-dollar-denominated cash and investments in debt securities. The fair value of our hedged cash and investments in debt securities was $11.51 billion and $3.05 billion as of September 3, 2026 and August 28, 2025, respectively. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the underlying fair values of the hedged items are both recognized in earnings.

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

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the contracts. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of assets for these contracts as listed in the tables above. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple financial institutions. As of September 3, 2026 and August 28, 2025, amounts netted under our master netting arrangements were not material.

Note 14. Equity Compensation Plans

As of September 3, 2026, 47 million shares of our common stock were available for future awards under our equity compensation plans, including 6 million shares approved for issuance under our employee stock purchase plan (“ESPP”).

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”)

As of September 3, 2026, there were 19 million shares of Restricted Stock Awards outstanding, 16 million of which are only subject to service-based vesting conditions. Service-based Restricted Stock Awards generally vest on 25% of the units granted after the first year and on 6.25% each quarter thereafter over the remaining three years of employment. Restricted Stock Awards with performance or market-based vesting conditions vest over a three-year period as conditions are met. At the end of the performance period, the number of actual shares to be awarded will vary between 0% and 200% of target amounts, depending upon the achievement level. Our unvested restricted stock awards generally include dividend equivalent rights.

Restricted Stock Awards activity for 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding as of August 28, 2025	25	$82.12
Granted	7	243.13
Vested	(12)	76.24
Forfeited	(1)	103.43
Outstanding as of September 3, 2026	19	144.38

For the year ended	2026	2025	2024

Restricted stock award shares granted	7	11	13
Weighted-average grant-date fair value per share	$243.13	$101.15	$72.72
Aggregate vesting-date fair value of shares vested	$4,846	$1,322	$1,008

85 | 2026 10-K

Employee Stock Purchase Plan (“ESPP”)

Our ESPP is offered to substantially all employees and permitted eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of our common stock on either the first or last day of each six-month offering period. Under the ESPP, employees purchased 2 million shares of common stock in 2026, and 4 million shares of common stock in each of 2025 and 2024.

Stock-based Compensation Expense

For the year ended	2026	2025	2024

Stock-based compensation expense by caption
Cost of goods sold	$528	$409	$312
Research and development	495	347	296
Selling, general, and administrative	259	219	213
	$1,282	$975	$821

Stock-based compensation expense by type of award
Restricted stock awards	$1,153	$877	$749
ESPP	129	98	72
	$1,282	$975	$821

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $633 million, $163 million, and $140 million for 2026, 2025, and 2024, respectively. The capitalized stock-based compensation expense that remained in inventory was not material for any period presented. As of September 3, 2026, $1.98 billion of total unrecognized compensation costs for unvested awards, before the effect of any future forfeitures, was expected to be recognized through the fourth quarter of 2030, resulting in a weighted-average period of 1.2 years.

Note 15. Government Incentives

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

Government incentives related to capital expenditures have reduced property, plant and equipment by $10.93 billion as of September 3, 2026, of which $6.43 billion pertained to 2026 expenditures.

In 2026, operating income benefited by $901 million (approximately 78% in COGS and 22% in R&D) from government incentives that reduced depreciation expense and other operating incentives, which offset against the related expense.

The line items on the balance sheet affected by government incentives were as follows:

As of	September 3, 2026	August 28, 2025

Receivables	$3,319	$1,572
Other noncurrent assets	2,122	914
Noncurrent unearned government incentives	786	1,018

In addition to the receivables and other noncurrent assets in the table above and cash incentives already received, we had commitments from various governmental entities, subject to achievement of certain performance conditions.

U.S. CHIPS Act Funding Agreements

On December 9, 2024, we entered into direct funding agreements with the U.S. Department of Commerce for up to $6.1 billion in direct funding pursuant to the CHIPS Act for a planned fab in Boise, Idaho and two planned fabs in Clay, New York. In June 2025, we entered into amendments to the direct funding agreements to add a second planned fab in Boise, Idaho and allocated certain award funding from the $6.1 billion grants previously awarded to the second planned Idaho fab. The direct funding for up to $6.1 billion remains unchanged. In 2025, we also entered into a direct funding agreement with the U.S. Department of Commerce for up to $275 million in direct funding for our fab in Manassas, Virginia. The direct funding agreement for our fab in Virginia is substantially similar to those for our fabs in Idaho and New York. The grants under the funding agreements represent total CHIPS Act grants of up to $6.4 billion in connection with our U.S. manufacturing expansion and modernization projects. Excluding the receivables and other noncurrent assets in the table above and cash incentives already received, the remaining unrecognized commitment related to the total CHIPS Act grants was $4.9 billion as of September 3, 2026.

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

We are permitted to make customary and ordinary course recurring dividends (and reasonable ordinary course increases thereof) consistent with our past practice. There are restrictions on our payment of special and one-time dividends during the five-year period following the Idaho and New York award date of December 9, 2024. Share repurchases are permitted during the first two years of such five-year period up to amounts specified in the funding agreements to help offset the dilutive effects of employee stock compensation or as otherwise permitted by the U.S. Department of Commerce. During the final three years of such five-year period, stock repurchases are subject to financial and other conditions, including limitations based on free cash flow, net of CHIPS Act grant incentives received with respect to capital expenditures and net of dividends paid, each as defined in the direct funding agreements.

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

In addition to the $4.9 billion commitment amount above, we receive an investment tax credit on qualified investments in U.S. semiconductor manufacturing under the CHIPS Act. The One Big Beautiful Bill Act increased the investment tax credit from 25% to 35% on qualified investments. As qualified investments are made, we recognize investment tax credits in receivables or other noncurrent assets.

We have also signed a non-binding term sheet with the state of New York that provides up to $5.5 billion in funding for the planned four-fab facility over the next 20-plus years through a combination of tax credits for qualified capital investments and incentives for eligible new job wages.

Other Government Incentive Commitments

We receive incentives for the construction of a new assembly and test facility in Gujarat, India, representing 50% of the total project cost from the Indian central government and 20% of the total project cost from the state of Gujarat. The remaining unrecognized commitment was for up to 102 billion Indian rupees (approximately $1.1 billion) as of September 3, 2026.

87 | 2026 10-K

We also receive incentives from the Japanese Ministry of Economy, Trade and Industry to support the production of DRAM using EUV lithography and to modernize our Hiroshima, Japan manufacturing facility. The remaining unrecognized commitment was for up to 536 billion Japanese yen (approximately $3.4 billion) as of September 3, 2026.

In November 2025, we finalized an incentive arrangement for the expansion of our Singapore manufacturing facilities, followed by a second arrangement in April 2026, for the expansion of our Singapore R&D. Under both arrangements, we will receive government support for qualified capital spending and labor costs. The incentive arrangements may be subject to reduction, recapture, or termination if certain conditions are not met. Terms and conditions are subject to the confidentiality provisions of the incentive arrangements.

Note 16. Revenue and Customer Contract Liabilities

Revenue by Technology

For the year ended	2026	2025	2024

DRAM	$100,679	$28,578	$17,603
NAND	31,785	8,503	7,227
Other (primarily NOR)	724	297	281
	$133,188	$37,378	$25,111

See Note 20. Segment and Other Information for disclosure of disaggregated revenue by market segment.

Revenue is primarily recognized at a point in time when control of the promised goods is transferred to our customers at an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Contracts with certain of our customers are short-term in duration. We also have strategic customer agreements structured as take-or-pay agreements, with binding commitments for specific contractually enforceable volumes over the multi-year contract terms. Pricing for our contracts is either fixed or periodically negotiated, with the majority of the strategic customer agreements having pricing that is subject to minimum and maximum bands.

As of September 3, 2026, the transaction price allocated to our remaining performance obligations was approximately $134 billion, of which $13 billion has been recognized as contract liabilities. Contract liabilities primarily consisted of customer deposits associated with strategic customer agreements. Nearly all of the deposits are scheduled to be repaid between 2029 and 2031. Approximately one-fourth of the remaining performance obligations as of September 3, 2026 are expected to be recognized as revenue over the next twelve months. The remaining performance obligations are expected to be fully recognized within the next five years. As of August 28, 2025, our remaining performance obligations were not material.

Our remaining performance obligations are based on expected purchases to satisfy committed volumes and minimum pricing and are not expected to be indicative of future revenue under these contracts. We have excluded agreements from our remaining performance obligations that do not have either fixed pricing or price bands as the related consideration is variable at contract inception. As a practical expedient, we have excluded contracts that have an original term of one year or less from remaining performance obligations.

Certain strategic customer agreements also include terms requiring our customers to maintain letters of credit with third-party financial institutions. Our right to access letters of credit is contingent upon the occurrence of specified events of default or breach by our customers. Letters of credit are not recognized as revenue unless an event of default or breach has occurred. The aggregate amount of letters of credit issued, or contractually committed to be issued, by third-party financial institutions was $7 billion as of September 3, 2026, which represented the maximum potential proceeds available to us in the event of customer default or breach. In the event of customer default or breach, our contractual recovery rights may include proceeds from letters of credit, rights to decrement customer deposits and other contractual remedies.

As of September 3, 2026 and August 28, 2025, other current liabilities included $4.32 billion and $1.19 billion, respectively, for estimates of consideration payable to customers, including pricing adjustments and returns.

Note 17. Other Operating (Income) Expense, Net

For the year ended	2026	2025	2024

Patent license charges	$500	$57	$—
Patent cross-license agreement gain	—	—	(200)
Other	67	43	(50)
	$567	$100	$(250)

Note 18. Income Taxes

Our income tax (provision) benefit consisted of the following:

For the year ended	2026	2025	2024

Income before income taxes and equity in net income (loss) of equity method investees
U.S.	$4,819	$686	$544
Foreign	94,852	8,968	696
	$99,671	$9,654	$1,240

Income tax (provision) benefit
Current
U.S. federal	$(782)	$(275)	$(82)
State	(272)	(15)	(1)
Foreign	(14,180)	(670)	(333)
	(15,234)	(960)	(416)
Deferred
U.S. federal	522	(118)	18
State	46	—	—
Foreign	(95)	(46)	(53)
	473	(164)	(35)

Income tax (provision) benefit	$(14,761)	$(1,124)	$(451)

In 2026, we adopted ASU 2023-09, Improvements to Income Tax Disclosure, on a prospective basis. The table below reconciles our tax (provision) benefit based on the U.S. federal statutory rate to our effective rate for the year ended September 3, 2026:

For the year ended	2026

U.S. federal income tax (provision) benefit at statutory rate	$(20,931)	21.0%
State taxes, net of federal benefit(1)	(162)	0.2%
Foreign effects
Singapore
Tax rate differential	5,968	(6.0)%
Other	(17)	—%
Other foreign jurisdictions	(316)	0.3%
Other(2)	697	(0.7)%
Income tax (provision) benefit	$(14,761)	14.8%
(1)State taxes in Illinois made up the majority of the tax effects for 2026.
89 | 2026 10-K

(2)Includes the tax effects of nontaxable or nondeductible items, tax credits, impacts of cross border tax effects, and changes in unrecognized tax benefits.

The table below presents required disclosures prior to the adoption of ASU 2023-09 and reconciles our tax (provision) benefit based on the U.S. federal statutory rate to our effective rate for the years ended August 28, 2025 and August 29, 2024:

For the year ended	2025		2024

U.S. federal income tax (provision) benefit at statutory rate	$(2,027)	21.0%	$(260)	21.0%
U.S. tax on foreign operations	(476)	4.9	(7)	0.6
Change in valuation allowance	36	(0.4)	(59)	4.8
Change in unrecognized tax benefits	(23)	0.2	(41)	3.3
Foreign tax rate differential	1,132	(11.7)	(214)	17.2
Research and development tax credits	208	(2.2)	76	(6.1)
State taxes, net of federal benefit	(7)	0.1	12	(1.0)
Other	33	(0.3)	42	(3.4)
Income tax (provision) benefit	$(1,124)	11.6%	$(451)	36.4%

The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds:

For the year ended	2026

Federal	$275
State(1)	153
Foreign
Singapore	481
Other jurisdictions	345
Total cash paid for income taxes, net of refunds	$1,254
(1) State taxes in California made up the majority of the tax effects for 2026.

We operate in a number of jurisdictions outside the United States, including Singapore, where we have tax incentive arrangements. These incentives expire, in whole or in part, at various dates through 2034 and are conditional, in part, upon meeting certain business operations and employment thresholds. For 2026, tax incentive arrangements in Singapore reduced our income tax provision by $11.22 billion. This benefit was largely offset by $9.03 billion of qualified domestic minimum top-up taxes resulting from Singapore’s implementation of the OECD Pillar Two framework. Accordingly, the net benefit of tax incentive arrangements, primarily Singapore, to our income tax provision was $2.21 billion (benefiting our diluted earnings per share by $1.93). For 2025, tax incentive arrangements, primarily Singapore, reduced our income tax provision by $1.05 billion (benefiting our diluted earnings per share by $0.93). As a result of the low level of profitability and geographic mix of income, the benefit from tax incentive arrangements was not material for 2024.

Other noncurrent liabilities included $9.82 billion and $648 million related to income taxes payable as of September 3, 2026 and August 28, 2025, respectively.

As of September 3, 2026, certain non-U.S. subsidiaries had undistributed earnings that are deemed to be indefinitely reinvested. A provision has not been recognized to the extent that distributions from such subsidiaries would be subject to additional foreign withholding or state income tax. Determination of the amount of unrecognized deferred tax liabilities related to investments in these foreign subsidiaries is not practicable.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consist of the following:

As of	September 3, 2026	August 28, 2025

Deferred tax assets
Net operating loss and tax credit carryforwards	$737	$1,016
Accrued salaries, wages, and benefits	529	203
Operating lease liabilities	140	192
Inventories	119	25
Property, plant, and equipment	63	—
Other	202	37
Gross deferred tax assets	1,790	1,473
Less valuation allowance	(581)	(634)
Deferred tax assets, net of valuation allowance	1,209	839

Deferred tax liabilities
Right-of-use assets	(108)	(163)
Other	(172)	(112)
Deferred tax liabilities	(280)	(275)

Net deferred tax assets	$929	$564

As of September 3, 2026, and August 28, 2025, we had a valuation allowance of $581 million and $634 million, respectively, against our net deferred tax assets, primarily related to carryforwards in Malaysia and U.S. states.

As of September 3, 2026, we had net operating loss carryforwards of $1.68 billion, of which $1.46 billion in Malaysia can be carried forward indefinitely and the remainder expires between 2027 and 2046.

As of September 3, 2026, we had tax credit carryforwards of $513 million, of which $100 million can be carried forward indefinitely and the remainder expires between 2027 and 2046.

Below is a reconciliation of the beginning and ending amount of our unrecognized tax benefits:

For the year ended	2026	2025	2024

Beginning unrecognized tax benefits	$735	$716	$744
Increases related to tax positions from prior years	17	11	2
Increases related to prior year tax positions taken in current year	—	—	20
Increases related to tax positions taken in current year	64	55	54
Decreases related to tax positions from prior years	(4)	(8)	(89)
Decreases related to settlement with tax authorities	—	—	(15)
Reductions due to lapsed statutes of limitations	(17)	(39)	—
Ending unrecognized tax benefits	$795	$735	$716

As of September 3, 2026, gross unrecognized tax benefits were $795 million, which would have an impact of approximately $629 million on our effective tax rate in the future, if recognized. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits.

Our U.S. federal and state tax returns remain open to examination for 2018 through 2026. We are currently under audit by the Internal Revenue Service for our 2018 and 2019 tax years. In addition, tax returns that remain open to examination in Singapore, Taiwan, and Japan range from the years 2021 to 2026.

91 | 2026 10-K

Note 19. Earnings Per Share

For the year ended	2026	2025	2024

Net income – Basic and Diluted	$84,969	$8,539	$778

Weighted-average common shares outstanding – Basic	1,127	1,116	1,105
Dilutive effect of equity compensation plans	16	9	13
Weighted-average common shares outstanding – Diluted	1,143	1,125	1,118

Earnings per share
Basic	$75.38	$7.65	$0.70
Diluted	74.33	7.59	0.70

Antidilutive potential common shares excluded from the computation of diluted earnings per share, that could dilute basic earnings per share in the future, were as follows at the end of the periods shown:

For the year ended	2026	2025	2024

Equity compensation plans	—	6	3

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
•Core Data Center Business Unit (“CDBU”): Focused on storage solutions for all data center customers, including data center SSDs and NAND components, and memory solutions for OEM data center, enterprise, and NeoCloud customers.
•Mobile and Client Business Unit (“MCBU”): Focused on memory and storage solutions for the mobile and client segments.
•Automotive and Embedded Business Unit (“AEBU”): Focused on memory and storage solutions for the automotive, industrial, and consumer segments.

Our other operations do not meet the thresholds of a reportable segment and are reported under All Other. Certain operating expenses directly associated with the activities of a specific segment are charged to that segment. Other indirect operating income and expenses are generally allocated to segments based on their respective percentage of cost of goods sold or forecasted wafer production. Certain income and expenses are not allocated to segments because our CODM does not consider these amounts in the assessment of the performance of our segments. The unallocated amounts consisted primarily of stock-based compensation. Additionally, the unallocated amounts included $500 million of patent license charges in other operating (income) expense, net in 2026 and a $987 million benefit in cost of goods sold in 2024 from the sale of inventories that had been written down to their net realizable value in 2023.

For the year ended 2026	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$43,085	$37,592	$36,601	$15,886	$24	$—	$133,188
Cost of goods sold	8,802	6,031	6,413	3,891	19	528	25,684
Gross margin	34,283	31,561	30,188	11,995	5	(528)	107,504

Research and development	2,510	1,648	550	443	1	498	5,650
Selling, general, and administrative	549	374	430	335	—	259	1,947
Other operating (income) expense, net	(1)	—	—	—	2	566	567
Operating income	$31,225	$29,539	$29,208	$11,217	$2	$(1,851)	$99,340

For the year ended 2025	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$13,524	$7,229	$11,859	$4,753	$13	$—	$37,378
Cost of goods sold	5,867	3,995	8,650	3,566	14	413	22,505
Gross margin	7,657	3,234	3,209	1,187	(1)	(413)	14,873

Research and development	1,315	864	836	435	—	348	3,798
Selling, general, and administrative	213	188	390	195	—	219	1,205
Other operating (income) expense, net	—	2	2	—	—	96	100
Operating income	$6,129	$2,180	$1,981	$557	$(1)	$(1,076)	$9,770

For the year ended 2024	CMBU	CDBU	MCBU	AEBU	All Other	Unallocated	Total

Revenue	$3,792	$4,984	$11,667	$4,631	$37	$—	$25,111
Cost of goods sold	2,677	3,638	10,222	3,598	20	(657)	19,498
Gross margin	1,115	1,346	1,445	1,033	17	657	5,613

Research and development	769	960	994	425	—	282	3,430
Selling, general, and administrative	107	139	485	186	(1)	213	1,129
Other operating (income) expense, net	(5)	(8)	(33)	(10)	—	(194)	(250)
Operating income	$244	$255	$(1)	$432	$18	$356	$1,304

Depreciation and amortization expense included in operating income was as follows:

For the year ended	2026	2025	2024

CMBU	$3,335	$2,260	$1,112
CDBU	2,237	1,530	1,434
MCBU	2,490	3,177	3,762
AEBU	1,431	1,375	1,447
All Other	6	5	7
Unallocated	4	5	18
	$9,503	$8,352	$7,780

We do not identify or report internally our assets (other than goodwill) or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items, or taxes to segments. As of September 3, 2026 and August 28, 2025, CMBU, CDBU, MCBU, and AEBU had goodwill of $654 million, $109 million, $284 million, and $103 million, respectively.

93 | 2026 10-K

Note 21. Certain Concentrations

Our business units are based on market segments. See Note 20. Segment and Other Information for disclosure of disaggregated revenue by market segment. No customer accounted for 10% or more of total revenue in 2026. Revenue from one customer was 17% (primarily included in the CMBU segment) of total revenue for 2025. Revenue from one customer was 10% (primarily included in the MCBU, AEBU, and CMBU segments) of total revenue for 2024.

We generally have multiple sources of supply for our raw materials and production equipment; however, only a limited number of suppliers are capable of delivering certain raw materials and production equipment that meet our standards and, in some cases, materials or production equipment are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-income securities, trade receivables, share repurchase, and derivative contracts. We invest in high-credit-quality issuers and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor and monitor credit risk on an ongoing basis. A concentration of credit risk may exist with respect to receivables of certain customers. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers to mitigate credit risk. Historically, we have not experienced material losses on receivables. A concentration of risk may also exist with respect to our derivative hedging programs as the number of counterparties to our hedges is limited and the notional amounts are relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions and through entering into master netting arrangements.

Note 22. Geographic Information

Revenue based on the geographic location of our customers’ headquarters was as follows:

For the year ended	2026	2025	2024

U.S.	$91,323	$24,113	$13,168
Taiwan	16,950	5,672	4,708
Mainland China (excluding Hong Kong)	8,338	2,639	3,045
Hong Kong	6,289	1,138	1,071
Other Asia Pacific	5,777	1,913	1,330
Japan	2,066	895	840
Europe	1,716	625	818
Other	729	383	131
	$133,188	$37,378	$25,111

Long-lived assets by geographic area consisted of property, plant, and equipment and operating lease right-of-use assets and were as follows:

As of	September 3, 2026	August 28, 2025

Taiwan	$27,613	$18,965
U.S.	14,463	8,445
Singapore	12,345	10,669
Japan	7,247	7,038
Malaysia	1,184	1,124
India	609	449
China	473	544
Other	97	92
	$64,031	$47,326

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Micron Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Micron Technology, Inc. and its subsidiaries (the “Company”) as of September 3, 2026 and August 28, 2025, and the related consolidated statements of operations and comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended September 3, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 3, 2026 and August 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 3, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

95 | 2026 10-K

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, revenue is primarily recognized at a point in time when control of the promised goods is transferred to customers at an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Contracts with certain customers are short-term in duration. The Company also has strategic customer agreements structured as take-or-pay agreements, with binding commitments for specific contractually enforceable volumes over the multi-year contract terms. For all contracts, payments are generally due shortly after delivery. The Company estimates a liability for returns using the expected value method based on historical returns. In addition, the Company generally offers price protection to its distributors, which is a form of variable consideration that decreases the transaction price. The Company uses the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue. The Company recorded total revenue of $133,188 million for the year ended September 3, 2026.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) reading a sample of customer agreements for relevant contractual terms; (ii) evaluating revenue recognized by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, for confirmations not returned, obtaining and inspecting source documents, including executed contracts, purchase orders, invoices, proof of shipment or delivery, as applicable, and subsequent cash receipts, as applicable; and (iv) testing revenue adjustments related to distributor price protection, on a sample basis, by obtaining and inspecting source documents, which included support for the nature and amount of the adjustments.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 9, 2026

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

During the fourth quarter of 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 3, 2026. The effectiveness of our internal control over financial reporting as of September 3, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Annual Report on Form 10-K.

97 | 2026 10-K

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

On July 17, 2026, Scott DeBoer, our President and Chief Technology and Products Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 85,632 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is October 16, 2026, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement. The trading arrangement will terminate no less than one year from the date the plan is entered into, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information concerning our executive officers is included under the caption, “Information About Our Executive Officers” in Part I, Item 1 of this report. Other information required by Items 10, 11, 12, 13, and 14 will be contained in our 2026 Proxy Statement which will be filed with the SEC within 120 days after September 3, 2026 and is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1	Financial Statements: See our consolidated financial statements under Item 8.
2	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
3	Exhibits. See “Index to Exhibits” within Item 15 below.

99 | 2026 10-K

Index to Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant		10-Q	2/26/26	3.1	3/19/26
3.2	Amended and Restated Bylaws of Registrant as of July 17, 2025		8-K		3.1	7/18/25
4.1	Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee		8-K		4.1	2/6/19
4.2	First Supplemental Indenture, dated as of February 6, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	2/6/19
4.3	Form of Note for Micron Technology, Inc.’s 5.327% Senior Notes due 2029 (included in Exhibit 4.2)		8-K		4.5	2/6/19
4.4	Second Supplemental Indenture, dated as of July 12, 2019, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	7/12/19
4.5	Form of Note for Micron Technology, Inc.’s 4.663% Senior Notes due 2030 (included in Exhibit 4.4)		8-K		4.4	7/12/19
4.6	Fourth Supplemental Indenture, dated as of November 1, 2021, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee		8-K		4.2	11/1/21
4.7	Form of Note for Micron Technology, Inc.’s 2.703% Senior Notes due 2032 (included in Exhibit 4.6)		8-K		4.3	11/1/21
4.8	Form of Note for Micron Technology, Inc.’s 3.366% Senior Notes due 2041 (included in Exhibit 4.6)		8-K		4.4	11/1/21
4.9	Form of Note for Micron Technology, Inc.’s 3.477% Senior Notes due 2051 (included in Exhibit 4.6)		8-K		4.5	11/1/21
4.10	Description of Registrant’s Securities		10-K	9/1/22	4.12	10/7/22
4.11	Fifth Supplemental Indenture, dated as of October 31, 2022, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	10/31/22
4.12	Form of Note for Micron Technology, Inc.’s 6.750% Senior Notes due 2029 (included in Exhibit 4.11)		8-K		4.3	10/31/22
4.13	Sixth Supplemental Indenture, dated as of February 9, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.3	2/9/23
4.14	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.13)		8-K		4.5	2/9/23
4.15	Seventh Supplemental Indenture, dated as of April 11, 2023, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/11/23
4.16	Form of Note for Micron Technology, Inc.’s 5.375% Senior Notes due 2028 (included in Exhibit 4.15)		8-K		4.3	4/11/23
4.17	Form of Note for Micron Technology, Inc.’s 5.875% Senior Notes due 2033 (included in Exhibit 4.15)		8-K		4.4	4/11/23
4.18	Eighth Supplemental Indenture, dated as of January 12, 2024, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/12/24
4.19	Form of Note for Micron Technology, Inc.’s 5.30% Senior Notes due 2031 (incorporated by reference from Exhibit 4.18 hereto)		8-K		4.3	1/12/24
4.20	Ninth Supplemental Indenture, dated as of January 16, 2025, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	1/16/25
4.21	Form of Note for Micron Technology, Inc.’s 5.80% Senior Notes due 2035 (included in Exhibit 4.20)		8-K		4.3	1/16/25

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
4.22	Tenth Supplemental Indenture, dated as of April 29, 2025, by and between Micron Technology, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K		4.2	4/29/25
4.23	Form of Note for Micron Technology, Inc.’s 5.65% Senior Notes due 2032 (included in Exhibit 4.22)		8-K		4.3	4/29/25
4.24	Form of Note for Micron Technology, Inc.’s 6.05% Senior Notes due 2035 (included in Exhibit 4.22)		8-K		4.4	4/29/25
10.1*	Micron Technology, Inc. Executive Officer Performance Incentive Plan		DEF 14A		B	12/7/17
10.2*	Amended and Restated 2004 Equity Incentive Plan		10-Q	12/1/22	10.1	12/22/22
10.3*	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	12/1/22	10.2	12/22/22
10.4*	Amended and Restated 2007 Equity Incentive Plan		DEF 14A		A	12/1/20
10.5*	2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions		10-Q	12/1/22	10.3	12/22/22
10.6*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	2/27/25	10.5	3/21/25
10.7*	Form of Severance Agreement		8-K		99.2	11/1/07
10.8*	Deferred Compensation Plan, as amended		10-K	8/31/23	10.10	10/6/23
10.9*	Amended and Restated Executive Agreement by and between Micron Technology, Inc. and Sanjay Mehrotra		10-K	9/1/22	10.11	10/7/22
10.10*	Severance Benefits for Sumit Sadana		10-Q	11/30/17	10.70	12/20/17
10.11*	Form of Amendment to Executive/Severance Agreement		8-K		99.1	11/13/17
10.12*	Severance Benefits for Manish Bhatia		10-Q	11/30/17	10.74	12/20/17
10.13*	Micron Technology, Inc. Employee Stock Purchase Plan, as amended and restated		10-Q	6/2/22	10.1	7/1/22
10.14*	Severance Benefits for Mark Murphy		10-Q	6/2/22	10.3	7/1/22
10.15*	Form of Consent for Named Executive Officers		10-Q	3/2/23	10.5	3/29/23
10.16*	Executive Officer Cash Severance Policy		10-Q	11/30/23	10.1	12/21/23
10.17*	Severance Policy Acknowledgement Letter for Sanjay Mehrotra		10-Q	11/30/23	10.2	12/21/23
10.18*	Amended and Restated Severance Agreement by and between Micron Technology, Inc. and Scott J. DeBoer		10-Q	11/30/23	10.3	12/21/23
10.19	Term Loan Credit Agreement, dated as of January 17, 2025, by and among Micron Technology, Inc., as borrower, PNC Bank, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	2/27/25	10.1	3/21/25
10.20*	Amended and Restated 2007 Equity Incentive Plan Forms of Agreement and Terms and Conditions	X
10.21*	2025 Equity Incentive Plan		10-Q	2/27/25	10.2	3/21/25
10.22*	2025 Equity Incentive Plan Forms of Agreement and Terms and Conditions	X
10.23*	2025 Director Compensation Plan		10-Q	2/27/25	10.6	3/21/25
10.24^	Direct Funding Agreement, dated December 9, 2024, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce		10-Q	2/27/25	10.7	3/21/25
10.25^	Direct Funding Agreement, dated December 9, 2024, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce		10-Q	2/27/25	10.8	3/21/25
10.26	Guarantee and Equity Contribution Agreement, by and between Micron Technology, Inc. and U.S. Department of Commerce		10-Q	2/27/25	10.9	3/21/25
101 | 2026 10-K

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Period Ending	Exhibit/ Appendix	Filing Date
10.27	Credit Agreement, dated as of March 12, 2025, by and among Micron Technology, Inc., as borrower, HSBC Bank USA, National Association, as administrative agent, the other agents party thereto, and each financial institution party from time to time thereto		10-Q	2/27/25	10.10	3/21/25
10.28^	Amendment No. 1 to Direct Funding Agreement, dated January 17, 2025, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce		10-Q	2/27/25	10.11	3/21/25
10.29^	Amendment No. 1 to Direct Funding Agreement, dated January 17, 2025, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce		10-Q	2/27/25	10.12	3/21/25
10.30^	Amendment No. 2 to Direct Funding Agreement, dated June 11, 2025, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce		10-K	8/28/25	10.32	10/3/25
10.31^	Amendment No. 2 to Direct Funding Agreement, dated June 11, 2025, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce		10-K	8/28/25	10.33	10/3/25
10.32^	Waiver and Amendment No. 3 to Direct Funding Agreement, dated February 27, 2026, by and between Micron Idaho Semiconductor Manufacturing (Triton) LLC and U.S. Department of Commerce		10-Q	5/28/26	10.1	06/25/26
10.33^	Waiver and Amendment No. 3 to Direct Funding Agreement, dated February 27, 2026, by and between Micron New York Semiconductor Manufacturing LLC and U.S. Department of Commerce		10-Q	5/28/26	10.2	06/25/26
10.34	Amendment and Restated Guarantee and Equity Contribution Agreement, dated June 11, 2025, by and between Micron Technology, Inc. and the U.S. Department of Commerce		10-K	8/28/25	10.34	10/3/25
19.1	Insider Trading Policy of the Registrant	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
97.1	Compensation Recoupment (Clawback) Policy, as amended and restated		10-K	8/31/23	97.1	10/6/23
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

103 | 2026 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Technology, Inc.
Date	October 9, 2026	By:	/s/ Mark Murphy
Mark Murphy Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjay Mehrotra	Chairman and	October 9, 2026
(Sanjay Mehrotra)	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Murphy	Executive Vice President and	October 9, 2026
(Mark Murphy)	Chief Financial Officer
(Principal Financial Officer)

/s/ Scott Allen	Corporate Vice President and	October 9, 2026
(Scott Allen)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Lynn A. Dugle	Lead Independent Director	October 9, 2026
(Lynn A. Dugle)

/s/ Alexis Black Björlin	Director	October 9, 2026
(Alexis Black Björlin)

/s/ Steven J. Gomo	Director	October 9, 2026
(Steven J. Gomo)

/s/ Linnie M. Haynesworth	Director	October 9, 2026
(Linnie M. Haynesworth)

/s/ T. Mark Liu	Director	October 9, 2026
(T. Mark Liu)

/s/ A. Christine Simons	Director	October 9, 2026
(A. Christine Simons)

/s/ Robert H. Swan	Director	October 9, 2026
(Robert H. Swan)

/s/ MaryAnn Wright	Director	October 9, 2026
(MaryAnn Wright)